Form 10-Q
period 1995-06-30
TECHNOLOGY RESEARCH CORP
filed 1995-08-03
CIK 741556

UNITED STATES
				SECURITIES AND EXCHANGE COMMISSION
					Washington, D.C. 20549

						FORM 10-Q


			  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
			     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1995

Commission File Number:  0-13763



				TECHNOLOGY RESEARCH CORPORATION
				_______________________________
		(Exact name of registrant as specified in its charter)


		Florida								59-2095002
_______________________________					________________
(State or other jurisdiction of					(I.R.S. Employer
 incorporation or organization)				    Identification No,)


5250 140th Avenue North, Clearwater, Florida				     34620
____________________________________________________________________________
(Address of principal executive offices)					 (Zip Code)



Registrant's telephone number, including area code  (813) 535-0572



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					YES [X]		NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


		Class						Outstanding at July 31, 1995
____________________________				____________________________
Common stock, $.17 par value					   15,844,507

				TECHNOLOGY RESEARCH CORPORATION

						 INDEX


Part I - Financial Information						Page

Condensed Balance Sheets--June 30, 1995 and March 31, 1994...........1

Condensed Statements of Income--Three months ended
	June 30, 1995 and June 30, 1994................................2

Condensed Statements of Cash Flows--Three months ended
	June 30, 1995 and June 30, 1994................................3

Notes to Condensed Financial Statements..............................4

Item 2 - Management's Discussion and Analysis of Financial
	Condition and Results of Operations..........................5,6


Part II - Other Information


Item 1 - Legal Proceedings...........................................7

Item 2 - Exhibits and Reports on Form 8-K............................7

Signatures...........................................................7



				TECHNOLOGY RESEARCH CORPORATION
				   CONDENSED BALANCE SHEETS

								  June 30	  March 31
								   1995	   1995
								__________  __________
								(unaudited)	     *
ASSETS
____________________________________
Current assets:
  Cash and cash equivalents			   $   1,113,565	 1,707,930
  Short term investments(note 3)			 3,945,677	 2,742,128
  Accounts receivable, net				 2,930,146	 3,335,726
  Inventories:
    Raw material						 3,280,373	 2,707,054
    Work in process					   234,326	   654,520
    Finished goods					   507,490	   584,451
								__________	__________

      Total inventories					 4,022,189	 3,946,025
  Prepaid expenses					    60,874	    36,863
  Deferred income taxes					   424,000	   440,000
								__________	__________

      Total current assets				12,496,451	12,208,672
								__________	__________

Property, plant, and equipment			 5,719,771	 5,536,933
  Less accumulated depreciation			 3,328,606	 3,213,002
								__________	__________

      Net property, plant, and equipment		 2,391,165	 2,323,931
								__________	__________

Deferred income taxes					   228,000	   228,000
Other assets						       523	    53,335
								__________	__________

							    $ 15,116,139	14,813,938
								==========	==========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current liabilities:
  Current installments of long-term debt	    $     75,000	    75,000
  Accounts payable					 1,029,946	 1,728,332
  Dividends payable					   316,890	     -
  Accrued expenses					   268,058	   230,177
  Income taxes payable					   391,991	    85,491
								__________	__________

     Total current liabilities			 2,081,885	 2,119,000

Long-term debt, excluding current installments     337,600	   356,350

     Total liabilities					 2,419,485	 2,475,350
								__________	__________
Stockholders' equity:
  Common stock						 2,693,566	 2,675,398
  Additional paid-in capital				 7,349,855	 7,322,923
  Retained earnings					 2,653,233	 2,340,267
								__________	__________

     Total stockholders' equity			12,696,654	12,338,588
								__________	__________

							    $ 15,116,139	14,813,938
								==========	==========

*The balance sheet as of March 31, 1995, has been summarized from the Company's audited balance sheet as of that date.

            See accompanying notes to condensed financial statements.



				TECHNOLOGY RESEARCH CORPORATION
			    CONDENSED STATEMENTS OF OPERATIONS
					     (unaudited)

								  Three Months Ended
									  June 30

								   1995	   1994
								__________	__________
Operating revenues:
  Net sales						   $   4,244,029	 5,538,623
  Royalties							   171,961	   189,000
								__________	__________
								 4,415,990	 5,727,623
								__________	__________

Operating expenses:
  Cost of sales						 2,596,028	 3,881,700
  Selling, general, and administrative		   638,721	   610,520
  Research, development and engineering		   230,240	   239,141
								__________	__________

								 3,464,989	 4,731,361
								__________	__________

    Operating income					   951,001	   996,262
								__________	__________

Other income (deductions):
  Interest and sundry income				    69,565	    27,050
  Interest expense					   (10,896)	   (16,356)
								__________	__________

								    58,669	    10,694
								__________	__________

       Income before income taxes			 1,009,670	 1,006,956

Income taxes						   379,814	   361,000
								__________	__________

       Net income					   $     629,856	   645,956
								==========	==========

Earnings per share				   $        0.04	      0.04
								==========	==========

Weighted average number of common
  and equivalent shares outstanding			16,186,422	16,189,129
								==========	==========


Dividend declared per share			   $        0.02	     -
								==========	==========


            See accompanying notes to condensed financial statements.



				TECHNOLOGY RESEARCH CORPORATION
			    CONDENSED STATEMENTS OF CASH FLOWS
					     (unaudited)


								  Three Months Ended
									  June 30
								   1995	   1994
								__________	__________

Cash flows from operating activities:
  Net income					   $     629,856	   645,956

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest				   (48,524)	     -
      Depreciation					   115,604	   107,703
      Decrease(increase) in accounts receivable    405,580	  (153,144)
      Decrease(increase) in inventories		   (76,164)	    32,744
      Increase in prepaid expenses			   (24,011)	   (45,935)
      Decrease in deferred income taxes		    16,000	     -
      Decrease in other assets			    52,812	     3,001
      Increase(decrease) in accounts payable	  (698,386)	   183,297
      Increase(decrease) in accrued expenses	    37,881	  (162,056)
      Increase in income taxes payable		   306,500	   161,000
								__________	__________

        Net cash provided by operating activities  717,148	   772,566
								__________	__________

Cash flows from investing activities:
  Purchase of short-term investments		(1,958,025)	 2,312,589)
  Maturities of short-term investments		   803,000	   774,000
  Capital expenditures					  (182,838)	  (152,970)
								__________	__________

        Net cash used in investing activities	 1,337,863)	(1,691,559)
								__________	__________

Cash flows from financing activities:
  Principal payments on long-term debt		   (18,750)	  (418,750)
  Proceeds from exercise of stock options		    45,100	     -
								__________	__________
        Net cash provided by(used in)
            financing activities			    26,350	  (418,750)
								__________	__________

Decrease in cash and cash equivalents		  (594,365)	(1,337,743)

Cash and cash equivalents at beginning of period 1,707,930	 2,096,626
								__________	__________

Cash and cash equivalents at end of period   $   1,113,565	   758,883
								==========	==========


		See accompanying notes to condensed financial statements.

				TECHNOLOGY RESEARCH CORPORATION

			  NOTES TO CONDENSED FINANCIAL STATEMENTS
					     (unaudited)



1.	The financial information included herein is unaudited; however,
	such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim period.

	The results of operations for the three-month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

2.	At March 31, 1995, the Company had net operating loss carryforwards
	for Federal income tax purposes of approximately $994,000, which are available to offset future taxable income through 2003. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $214,000, which are available to offset future Federal income taxes through 2002. As a result of an ownership change in 1989, the Internal Revenue Code limits the income tax benefit of net operating loss and tax credit carryforwards to approximately $65,000 each year.

3.	Short-term investments consist of U.S. Treasury Bills with a
	purchased maturity of greater than three months.

4.	Earnings per share has been computed by dividing net income by the
	weighted average number of common and equivalent shares outstanding. Common share equivalents included in the computation represent shares issuable upon exercise of stock options which would have a dilutive effect in years where there are earnings.

				TECHNOLOGY RESEARCH CORPORATION

			    MANAGEMENT'S DISCUSSION AND ANALYSIS
				   OF FINANCIAL CONDITION AND
					 RESULT OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.


Current Three Months Ended June 30, 1995 versus Three Months Ended
June 30, 1994

Net revenues for the Company's first fiscal quarter ended June 30, 1995 were $4,415,990, compared to $5,727,623 reported in the same quarter of the prior year, a decrease of approximately 23%. Net income for the current quarter was $629,856, compared to net income of $645,956, for the prior year's quarter. The earnings per share for the current period were $.04 as compared to $.04 for the comparable period last year.

Net income for the quarter exceeded TRC's expectation while revenues met the Company's objective, although revenues were down from the prior year's quarter. The positive effect of the recent expense reduction and cost control measures, and an improvement in gross margin, is reflected in the financial performance of the Company.

The lower revenues were primarily due to commercial sales being down $820,944 over the prior fiscal quarter while military sales showed a decrease of $455,890. Commercial sales were primarily impacted by a provision in the National Electric Code permitting manufacturers of certain sprayer/washer products to use double-insulation instead of supplying a GFCI as part of their product. That provision will be eliminated in the National Electric Code, effective January 1996; however, the Company has no certainty that it will recover to its previous position in that market. Military product shipments continue to be impacted by the transition period from the previous to the new Tactical Quiet Generator Systems Program contract. The Company expects to begin shipments of product under the new contract in the April 1996 time frame, assuming successful First Article testing by the prime contractor. Sales to Xerox and its suppliers continued at previously reported levels.

Because Xerox and its suppliers account for such a large percentage of the Company's revenue (approximately 35%), the loss of Xerox as a customer would have a material adverse effect on the Company's business.

The Company continues to receive product from its Far East manufacturing subcontractor which supplies TRC with its high volume products.
Although the Company is tooled for its major products in both the U.S. and in the Far East, any major disruption to the subcontractor's facility in the Far East would have a material adverse effect on the Company's business.

Cost of sales was approximately 61%, versus 70% for the comparable period in the prior year due primarily to the cost control measures and the improvement in gross margin resulting from the additional products now being manufactured in the Far East.

Selling, general and administrative expenses for the current quarter of $638,721 were up approximately 5%, versus the $610,520 in the same period last year. Selling expenses were $438,531 for the current quarter, compared to $361,133 in the prior year, an increase of approximately 21%, reflecting higher salary, travel, advertising and commission expenses. General administrative expenses were $200,190, compared to $249,387 in the prior period, down approximately 20% over comparable periods, due to expense reduction in all areas of administration.

Research, development and engineering expenses for the current quarter were $230,239, compared to $239,141 for the same period in the prior year, reflecting comparable expenses period to period.

Interest and sundry income, net of interest expense, for the current quarter was $58,669, as compared to $10,694 for the same quarter last year, reflecting the Company's increased short term investments and reduced borrowings.

Liquidity and Capital Resources

As of June 30, 1995, the Company's cash and cash equivalents decreased to $1,113,565 from the March 31, 1995 total of $1,707,930, and short term investments increased to $3,945,677 from the March 31, 1995 total of $2,742,128. The short term investments are comprised of U.S. Treasury Bills.

On August 15, 1994, the Company's institutional lender renewed its commercial line of credit at $2,500,000 and extended the maturity date to August 15, 1996. In reducing the interest rate on the line of credit from 1% above the lender's prime rate of interest, the lender has given the Company the option of borrowing at the lender's prime rate of interest or the 30 day London Interbank Offering Rate(L.I.B.O.R.) plus 200 basis points. The lender has also made available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing.

The Company did not use its line of credit in the current first quarter, and the mortgage payable to the Company's institutional lender as of June 30, 1995 was $412,600, compared to $431,350 at March 31, 1995.

The Company's working capital increased by $324,894 to $10,414,566 in the first quarter of fiscal 1996, compared to $10,089,672 at March 31, 1995.

The Company believes that the cash flow from operations, the available bank line, and its current cash position will be sufficient to meet its working capital requirements for the immediate future.

On May 10, 1995, the Company's Board of Directors approved the establishment of a cash dividend policy. Under the policy, a quarterly dividend of $.02 per share will be paid. The initial quarterly dividend will be paid to shareholders of record on June 30, 1995, with respect to the quarter ended on that date.

Part II - Other Information

Item 1.  Legal Proceedings

As reported in the Form 10-K, the Company, along with seven other defendants, was sued in Harris County, Texas in March 1995. The suit claims, among other things, that the Company's GFCI product was defectively designed and manufactured and caused the death by electrocution of an individual. The suit seeks unspecified compensatory and exemplary damages in excess of $100,000. The Company has both liability and umbrella liability insurance. The case is in the discovery stage. Management believes the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 6.  Exhibits and Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter covered by this Report.


			___________________________________________


						SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						TECHNOLOGY RESEARCH CORPORATION
							     (Registrant)




	 August 3, 1995			Robert S. Wiggins
_________________________		_______________________________
		Date				Robert S. Wiggins, Chairman and
						Chief Executive Officer,
						Principal Financial Officer
						(Duly Authorized Officer)