Form 10-Q/A
period 1995-06-30
TECHNOLOGY RESEARCH CORP
filed 1995-10-05
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q Amended


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

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Exhibit 27.  Financial Data Schedule

         b.  Reports on Form 8-K

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


                                    TECHNOLOGY RESEARCH CORPORATION
                                               (Registrant)




     Octobber 4, 1995               Robert S. Wiggins
_________________________           _______________________________
          Date                      Robert S. Wiggins, Chairman and
                                    Chief Executive Officer,
                                    Principal Financial Officer
                                    (Duly Authorized Officer)