Form 10-Q
period 1995-09-30
TECHNOLOGY RESEARCH CORP
filed 1995-11-07
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1995

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at October 31, 1995
____________________________                    _______________________________
Common stock, $.51 par value                              5,284,836

                        TECHNOLOGY RESEARCH CORPORATION

                                   INDEX


Part I - Financial Information                                    Page

Condensed Balance Sheets--September 30, 1995 and March 31, 1995......1

Condensed Statements of Income--Three months and six months ended
      September 30, 1995 and September 30, 1994......................2

Condensed Statements of Cash Flows--Six months ended
      September 30, 1995 and September 30, 1994......................3

Notes to Condensed Financial Statements..............................4

Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations..........................5,6,7


Part II - Other Information


Item 1 - Legal Proceedings...........................................7

Item 2 - Exhibits and Reports on Form 8-K............................7

Signatures...........................................................8



                        TECHNOLOGY RESEARCH CORPORATION
                           CONDENSED BALANCE SHEETS

                                               September 30     March 31
                                                   1995           1995
                                                __________  __________
                                                (unaudited)      *
ASSETS
____________________________________
Current assets:
  Cash and cash equivalents                  $     810,573     1,707,930
  Short term investments                         4,002,009     2,742,128
  Accounts receivable, net                       2,662,668     3,335,726
  Inventories:
    Raw material                                 3,485,437     2,707,054
    Work in process                                475,663       654,520
    Finished goods                                 607,701       584,451
                                                __________    __________

      Total inventories                          4,568,801     3,946,025
  Prepaid expenses                                  97,360        36,863
  Deferred income taxes                            408,000       440,000
                                                __________    __________

      Total current assets                      12,549,411    12,208,672
                                                __________    __________

Property, plant, and equipment                  15,891,754     5,536,933
  Less accumulated depreciation                  3,446,297     3,213,002
                                                 __________    _________

      Net property, plant, and equipment         2,445,457     2,323,931
                                                 __________   __________

Deferred income taxes                              228,000       228,000
Other assets                                           523        53,335
                                                  _________   __________

                                              $  5,223,391    14,813,938
                                                 ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current liabilities:
  Current installments of long-term debt      $     75,000        75,000
  Accounts payable                               1,389,771     1,728,332
  Dividends payable                                316,890          -
  Accrued expenses                                 275,073       230,177
  Income taxes payable                                -           85,491
                                                __________    __________

     Total current liabilities                   2,056,734     2,119,000

Long-term debt, excluding current installments     318,850       356,350
                                                __________    __________
     Total liabilities                           2,375,584     2,475,350
                                                __________    __________
Stockholders' equity:
  Common stock                                   2,695,267     2,675,398
  Additional paid-in capital                     7,361,067     7,322,923
  Retained earnings                              2,791,473     2,340,267
                                                __________      ________

     Total stockholders' equity                 12,847,807    12,338,588
                                                __________    __________

                                              $ 15,223,391    14,813,938
                                                ==========    ==========

*The balance sheet as of March 31, 1995, has been summarized from the Company's audited balance sheet as of that date.

            See accompanying notes to condensed financial statements.



                        TECHNOLOGY RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended      Six Months Ended
                                                       September 30         September 30

                                                   1995        1994       1995        1994
                                                __________  __________  __________  __________

Operating revenues:
  Net sales                                  $   4,171,788   5,788,335   8,415,818  11,326,958
  Royalties                                        213,797     224,323     385,757     413,323
                                                __________  __________  __________  __________

                                                 4,385,585   6,012,658   8,801,575  11,740,281
                                                __________  __________  __________  __________

Operating expenses:
  Cost of sales                                  2,780,050   4,268,478   5,376,077   8,150,178
  Selling, general, and administrative             705,430     691,443   1,344,151   1,301,962
  Research, development and engineering            255,029     276,170     485,270     515,311

                                                __________  __________  __________  __________

                                                 3,740,509   5,236,091   7,205,498   9,967,451
                                                __________  __________  __________  __________

    Operating income                               645,076     776,567   1,596,077   1,772,830
                                                __________  __________  __________  __________

Other income (deductions):
  Interest and sundry income                        68,633      37,295     138,197      64,344
  Interest expense                                 (11,578)    (12,029)    (22,473)    (28,385)
                                                __________  __________  __________  __________

                                                    57,055      25,266     115,724      35,959
                                                __________  __________  __________  __________

       Income before income taxes                  702,131     801,833   1,711,801   1,808,789

Income taxes                                       247,000     171,000     626,814     532,000
                                                __________  __________  __________  __________

       Net income                            $     455,131     630,833   1,084,987   1,276,789
                                                ==========  ==========  ==========  ==========

Earnings per share                           $        0.08        0.12         0.20       0.24
                                                ==========  ==========  ===========  =========

Weighted average number of common
  and equivalent shares outstanding              5,432,392   5,392,499   5,418,696   5,383,817
                                                ==========  ==========  ==========  ==========


Dividend declared per share                  $        0.06       -            0.12         -
                                                 ==========  ==========  ==========  ==========-


            See accompanying notes to condensed financial statements.



                        TECHNOLOGY RESEARCH CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                   Six  Months Ended
                                                    September 30
                                                   1995        1994
                                                __________  __________

Cash flows from operating activities:
  Net income                                 $   1,084,987  1,276,789

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                       (104,998)     (6,818)
      Depreciation                                 233,295     215,933
      Decrease in accounts receivable              673,058     432,779
      Increase in inventories                     (622,776)    (25,856)
      Increase in prepaid expenses                 (60,497)   (137,993)
      Decrease in deferred income taxes             32,000       -
      Decrease in other assets                      52,812       7,095
      Increase(decrease) in accounts payable      (338,561)    549,630
      Increase(decrease) in accrued expenses        44,896    (141,538)
      Increase in income taxes payable             (85,491)   (201,491)
                                                __________  __________

        Net cash provided by operating activities  908,725   1,968,530
                                                __________  __________

Cash flows from investing activities:
  Purchase of short-term investments            (2,957,884) (2,305,771)
  Maturities of short-term investments           1,803,000     774,000
  Capital expenditures                            (354,821)   (296,382)
                                                __________  __________

        Net cash used in investing activities   (1,509,705) (1,828,153)
                                                __________  __________

Cash flows from financing activities:
  Principal payments on long-term debt             (37,500)   (437,500)
  Proceeds from exercise of stock options           58,013      49,303
  Dividends paid                                  (316,890)        -
                                                __________  __________

        Net cash provided by(used in)
            financing activities                  (296,377)   (388,197)
                                                __________  __________

Decrease in cash and cash equivalents             (897,357)   (247,820)

Cash and cash equivalents at beginning of period 1,707,930   2,096,626
                                                __________  __________

Cash and cash equivalents at end of period   $     810,573   1,848,806
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

    The results of operations for the six month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

2. At March 31, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $994,000, which are available to offset future taxable income through 2003. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $214,000, which are available to offset future Federal income taxes through 2002.  As a result of an ownership change in 1989, the Internal Revenue Code limits the income tax benefit of net operating loss and tax credit
    carryforwards to approximately $65,000 each year.   For financial
    reporting purposes, the tax benefit of these net operating loss and tax credit carryforwards was recorded during the year ended March 31, 1995.

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

Current Six Months Ended September 30, 1995 versus Six Months Ended September 30, 1994

Operating revenues for the Company's second fiscal quarter ended September 30, 1995 were $4,385,585, compared to $6,012,658 reported in the same quarter of the prior year, a decrease of approximately 27%. Net income for the current quarter was $455,131, or $.08 per share, compared to net income of $630,833 or $.12 per share, for the prior year's quarter.

Operating revenues for the six month period ended September 30, 1995 were $8,801,575, compared to $11,740,281 reported in the same period in the prior year, a decrease of approximately 25%. Net income for the six month period was $1,084,987, or $.20 per share, compared to net income of $1,276,789, or $.24 per share, for the same period in the prior year.

The lower revenues were primarily due to commercial sales being down $2,264,614 over the prior six month period, while military sales showed a decrease of $646,527. Royalty income was down by $27,565. Commercial sales were primarily impacted by a provision in the National Electric Code permitting the manufacturers of certain sprayer/washer products to use double-insulation instead of supplying a GFCI as part of their product. That provision has been eliminated in the National Electric Code, effective January 1996; however, the Company has no certainty that it will recover its previous revenue level in that market. Nevertheless, The Company will have the opportunity to recover revenues in this market as Underwriter's Laboratory(UL) enforces the change in the National Electric Code on the sprayer/washer manufacturers. UL has not commented on how long this process will take. In addition, revenues from Xerox were impacted as a TRC licensee increased its production to meet
Xerox's European requirements; however, the Company received a royalty for the number of units shipped. The impact of the sprayer/washer market on commercial sales has been greater than expected, and the Company does not anticipate revenues to change significantly over the remainder of the Company's fiscal year. Military product shipments continue to be impacted by the transition period from the previous to the new Tactical
Quiet Generator Systems Program contract. Assuming successful First Article testing by the prime contractor, the Company now expects to begin shipments of product under the new contract in the June 1996 time frame, rather than in the April 1996 time frame as previously reported.

Because Xerox and its suppliers account for such a large percentage of the Company's revenue (approximately 35%), the loss of Xerox as a customer would have a material adverse effect on the Company's business.

The Company continued making progress in improving cost by moving two more of its high volume product lines to its Far East sub-contracting facility as well as designing and installing the first of two progressive assembly lines in its Clearwater facility. Although revenues were down, the Company continues to pay close attention to every aspect of cost, as reflected in the Company's earnings.

Although the Company is tooled for its major products in both the U.S. and in the Far East, any major disruption to the subcontractor's facility in the Far East would have a material adverse effect on the Company's business.

Cost of sales was approximately 67%, versus 74% for the current quarter and approximately 64%, versus 72% for the six month period ended September 30, 1995. The improvement was due primarily to better gross margins resulting from the additional products now being manufactured in the Far East and the cost control measures implemented at TRC's Clearwater facility.

Selling, general and administrative expenses were $705,430 for the current quarter and $1,344,151 for the six month period ended September 30, 1995, compared to $691,443 and $1,301,962 in the same periods last year. Selling expenses were $432,604 for the current quarter, compared to $425,200 in the prior year, an increase of approximately 2%, primarily due to higher travel expense. General administrative expenses were $272,826, compared to $266,243 in the prior period, an increase of approximately 2%, primarily due to expense related to the reverse split of the Company's common stock that is discussed below.

Research, development and engineering expenses for the current quarter were $255,029 and $485,270 for the six month period ended September 30, 1995, compared to $276,170 and $515,311 for the same periods in the prior year, reflecting a decrease primarily in salary expenses.

Interest and sundry income, net of interest expense, for the current quarter was $57,055 and $115,724 for the six month period ended September 30, 1995, compared to $25,266 and $35,959 for the same periods last year, reflecting the Company's increased short term investments and reduced borrowings.

Liquidity and Capital Resources

As of September 30, 1995, the Company's cash and cash equivalents decreased to $810,573 from the March 31, 1995 total of $1,707,930, and short term investments increased to $4,002,009 from the March 31, 1995 total of $2,742,128. The short term investments are comprised of U.S. Treasury Bills.

On August 22, 1995, the Company's institutional lender renewed its commercial line of credit at $2,500,000 and extended the maturity date to August 15, 1997. The lender continues to give the Company the option of borrowing at the lender's prime rate of interest or the 30 day London Interbank
Offering Rate(L.I.B.O.R.) plus 200 basis points. The lender also continues to make available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing.

The Company did not use its line of credit in the current period, and the mortgage payable to the Company's institutional lender as of September 30, 1995 was $393,850, compared to $431,350 at March 31, 1995, reflecting the current quarter's payments.

The Company's working capital increased by $403,005 to $10,492,677 over its first two periods of fiscal 1996, compared to $10,089,672 at March 31, 1995.

The Company believes that the cash flow from operations, the available bank line, and its current cash position will be sufficient to meet its working capital requirements for the immediate future.

On August 23, 1995, at TRC's annual meeting, the Company's shareholder's approved a one share for three share reverse stock split, by a majority vote of 82.24%. The record date for the reverse split was September 15, 1995, and all the Company's financial information now reflects the reverse split. In addition, the second quarterly dividend of $.06 per share was paid on October 17, 1995 to shareholders of record on September 30, 1995.

On November 3, 1995, NASDAQ approved the Company's application for listing on the National Market, potentially giving the Company's common stock a greater market in which to trade. The Company has been listed on the NASDAQ Small
Cap Market since 1984.

Part II - Other Information

Item 1.  Legal Proceedings

As reported in the Company's Form 10-K, the Company, along with seven other defendants, was sued in Harris County, Texas in March 1995. The suit claims, among other things, that the Company's GFCI product was defectively designed and manufactured and caused the death by electrocution of an individual. The suit seeks unspecified compensatory and exemplary damages in excess of $100,000. The Company has both liability and umbrella liability insurance. The case is in the discovery stage. Management believes the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    November 3, 1995           /s/ Robert S. Wiggins
___________________________   __________________________________
          Date                Robert S. Wiggins, Chairman and
                              Chief Executive Officer,
                              Principal Financial Officer
                              (Duly Authorized Officer)