Form 10-Q
period 1995-12-31
TECHNOLOGY RESEARCH CORP
filed 1996-02-08
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1995

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at January 31, 1996
____________________________                   _______________________________
Common stock, $.51 par value                              5,293,170

                        TECHNOLOGY RESEARCH CORPORATION

                                   INDEX


Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets--December 31, 1995 and
              March 31, 1995

              Condensed Statements of Income--Three months and nine months ended December 31, 1995 and December 31, 1994

              Condensed Statements of Cash Flows--Nine months ended December 31, 1995 and December 31, 1994

              Notes to Condensed Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Part II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                           CONDENSED BALANCE SHEETS

                                               December 31     March 31
                                                   1995          1995
                                                __________    __________
                                                (unaudited)      *
ASSETS
____________________________________
Current assets:
  Cash and cash equivalents                  $     599,091     1,707,930
  Short term investments                         4,035,117     2,742,128
  Accounts receivable, net                       2,851,221     3,335,726
  Inventories:
    Raw material                                 3,696,595     2,707,054
    Work in process                                484,231       654,520
    Finished goods                                 748,103       584,451
                                                __________    __________

      Total inventories                          4,928,929     3,946,025
  Prepaid expenses                                  76,556        36,863
  Deferred income taxes                            392,000       440,000
                                                __________    __________

      Total current assets                      12,882,914    12,208,672
                                                __________    __________

Property, plant, and equipment                   5,954,145     5,536,933
  Less accumulated depreciation                  3,562,597     3,213,002
                                                __________    __________

      Net property, plant, and equipment         2,391,548     2,323,931
                                                __________    __________

Deferred income taxes                              228,000       228,000
Other assets                                           523        53,335
                                                __________    __________

                                              $ 15,502,985    14,813,938
                                                ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current liabilities:
  Current installments of long-term debt      $     75,000        75,000
  Accounts payable                               1,534,694     1,728,332
  Dividends payable                                322,263          -
  Accrued expenses                                 244,937       230,177
  Income taxes payable                              24,991        85,491
                                                __________    __________

     Total current liabilities                   2,201,885     2,119,000

Long-term debt, excluding current installments     300,100       356,350
                                                __________    __________
     Total liabilities                           2,501,985     2,475,350
                                                __________    __________
Stockholders' equity:
  Common stock                                   2,699,517     2,675,398
  Additional paid-in capital                     7,363,067     7,322,923
  Retained earnings                              2,938,416     2,340,267
                                                __________    __________

     Total stockholders' equity                 13,001,000    12,338,588
                                                __________    __________

                                              $ 15,502,985    14,813,938
                                                ==========    ==========

* The balance sheet as of March 31, 1995, has been summarized from the Company's audited balance sheet as of that date.

            See accompanying notes to condensed financial statements.



                        TECHNOLOGY RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended      Nine Months Ended
                                                      December 31            December 31

                                                   1995        1994        1995        1994
                                                __________  __________  __________  __________

Operating revenues:
  Net sales                                  $   4,136,934   5,257,624  12,552,751  16,584,582
  Royalties                                        216,946     250,512     602,704     663,835
                                                __________  __________  __________  __________

                                                 4,353,880   5,508,136  13,155,455  17,248,417
                                                __________  __________  __________  __________

Operating expenses:
  Cost of sales                                  2,756,469   4,207,556   8,132,547  12,357,733
  Selling, general, and administrative             690,288     770,212   2,034,440   2,072,174
  Research, development and engineering            233,581     279,415     718,849     794,727

                                                __________  __________  __________  __________

                                                 3,680,338   5,257,183  10,885,836  15,224,634
                                                __________  __________  __________  __________

    Operating income                               673,542     250,953   2,269,619   2,023,783
                                                __________  __________  __________  __________

Other income (deductions):
  Interest and sundry income                        69,342      38,271     207,540     102,615
  Interest expense                                 (10,151)    (11,453)    (32,625)    (39,838)
                                                __________  __________  __________  __________

                                                    59,191      26,818     174,915      62,777
                                                __________  __________  __________  __________

       Income before income taxes                  732,733     277,771   2,444,534   2,086,560

Income taxes                                       268,000     100,000     894,814     632,000
                                                __________  __________  __________  __________

       Net income                            $     464,733     177,771   1,549,720   1,454,560
                                                ==========  ==========  ==========  ==========

Earnings per share                           $        0.09        0.03        0.29        0.27
                                                ==========  ==========  ==========  ==========

Weighted average number of common
  and equivalent shares outstanding              5,405,639   5,392,333   5,407,725   5,392,659
                                                ==========  ==========  ==========  ==========


Dividend declared per share                  $        0.06       -            0.18       -
                                                ==========  ==========  ==========  ==========


            See accompanying notes to condensed financial statements.



                        TECHNOLOGY RESEARCH CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                     Nine  Months Ended
                                                         December 31
                                                      1995        1994
                                                   __________  __________

Cash flows from operating activities:
  Net income                                    $   1,549,720   1,454,560

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                          (166,953)    (73,742)
      Depreciation                                    349,595     334,788
      Decrease in accounts receivable                 484,505     152,015
      Increase in inventories                        (982,904)    (83,199)
      Increase in prepaid expenses                    (39,693)    (52,082)
      Decrease in deferred income taxes                48,000       -
      Decrease in other assets                         52,812      13,056
      Increase(decrease) in accounts payable         (193,638)    642,687
      Increase(decrease) in accrued expenses           14,760    (123,278)
      Increase in income taxes payable                (60,500)   (201,491)
                                                   __________  __________

        Net cash provided by operating activities   1,055,704   2,063,314
                                                   __________  __________

Cash flows from investing activities:
  Purchase of short-term investments               (4,958,036) (4,197,108)
  Maturities of short-term investments              3,832,000   1,557,000
  Capital expenditures                               (417,212)   (576,692)
                                                   __________  __________

        Net cash used in investing activities      (1,543,248) (3,216,800)
                                                   __________  __________

Cash flows from financing activities:
  Principal payments on long-term debt                (56,250)   (456,250)
  Proceeds from exercise of stock options              64,263      49,303
  Dividends paid                                     (629,308)      -
                                                   __________  __________

        Net cash provided by(used in)
            financing activities                     (621,295)   (406,947)
                                                   __________  __________

Decrease in cash and cash equivalents              (1,108,839) (1,560,433)

Cash and cash equivalents at beginning of period    1,707,930   2,096,626
                                                   __________  __________

Cash and cash equivalents at end of period      $     599,091     536,193
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

    The results of operations for the nine month period ended December 31, 1995, are not necessarily indicative of the results to be expected for the full year.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Current Nine Months Ended December 31, 1995 versus Nine Months Ended December 31, 1994

Operating revenues for the third quarter ended December 31, 1995 were $4,353,880, compared to $5,508,136 reported in the same quarter of the prior year, a decrease of approximately 21%. Net income for the current quarter was $464,733, or $.09 per share, compared to net income of $177,771, or $.03 per share, for the prior year's quarter, an increase of approximately 161%.

Operating revenues for the nine month period ended December 31, 1995 were $13,155,455, compared to $17,248,417 reported in the same period in the prior year, a decrease of approximately 24%. Net income for the nine month period was $1,549,720, or $.29 per share, compared to net income of $1,454,560, or $.27 per share, for the same period in the prior year, an increase of approximately 7%.

The Company continues to control costs, the results of which are reflected in the Company's earnings.

The lower revenues were primarily due to commercial sales being down $3,220,435 over the prior nine month period, while military sales showed a decrease of $811,396. Royalty income was down by $61,131. Commercial sales continue to be negatively impacted, as previously reported, by the sprayer/washer market and by sales to Xerox. Military product shipments continue to be impacted by the transition period from the previous to the new Tactical Quiet Generator Systems Program contract. Assuming successful First Article testing by the prime contractor, the Company expects to begin shipments of product under the new contract in the June 1996 time frame.

Because Xerox Corporation and its suppliers account for such a large percentage of the Company's revenue (approximately 30%), the loss of Xerox as a customer would have a material adverse effect on the Company's business.

Royalties from Windmere Corporation may decline in Fiscal 1997, as a result of ongoing negotiations which Windmere has initiated in an effort to reduce the cost of their products due to competitive pressures.

During the third quarter, the Company received UL approval to manufacture the first of several patented Fire Shield products, which offer protection against insulation aging and arcing faults caused by damage to appliance cords and extension cords, which can result in electrical fires. According to studies by the United States Consumer Products Safety Commission (CPSC), fires from these causes represent a major portion of electrical fires in the home, resulting in several hundred civilian deaths and over one billion dollars in property damage for the year studied.

Effective December 31, 1995, H. Jay Hill resigned from the Company to pursue other interests, and Owen Jackson has been promoted to Vice President of Sales and Marketing. Mr. Jackson has been with the Company for ten years in various sales and marketing positions.

Although the Company is tooled for its major products in both the U.S. and in the Far East, any major disruption to the subcontractor's facility in the Far East would have a material adverse effect on the Company's business.

Cost of sales was approximately 67% of net sales for the current quarter and approximately 65% of net sales for the nine month period ended December 31, 1995, compared to 80% and 75% in the same periods last year. The improvement was due primarily to better gross margins resulting from the additional products now being manufactured in the Far East and the cost control measures implemented at TRC's Clearwater facility.

Selling, general and administrative expenses were $690,288 for the current quarter and $2,034,440 for the nine month period ended December 31, 1995, compared to $770,212 and $2,072,174 in the same periods last year. Selling expenses were $410,523 for the current quarter and $1,281,659 for the nine month period, compared to $506,225 and $1,292,557 in the prior year, reflecting comparable expenses period to period. General administrative expenses were $279,765 for the current quarter and $752,781 for the nine month period, compared to $263,987 and $779,617 in the prior year. The general administrative expenses were higher in the current period because of expenses related to the Company's move from the NASDAQ Small Cap Market to the NASDAQ National Market.

Research, development and engineering expenses for the current quarter were $233,581 and $718,849 for the nine month period ended December 31, 1995, compared to $279,415 and $794,727 for the same periods in the prior year, reflecting a decrease primarily in salary expenses.

Interest and sundry income, net of interest expense, for the current quarter was $59,191 and $174,915 for the nine month period ended December 31, 1995, compared to $26,818 and $62,777 for the same periods last year, reflecting the Company's increased short term investments and reduced borrowings.

Liquidity and Capital Resources

As of December 31, 1995, the Company's cash and cash equivalents decreased to $599,091 from the March 31, 1995 total of $1,707,930, and short term investments increased to $4,035,117 from the March 31, 1995 total of $2,742,128. The short term investments are comprised of U.S. Treasury Bills.

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

The Company did not use its line of credit in the current period, and the mortgage payable to the Company's institutional lender as of December 31, 1995 was $375,100, compared to $431,350 at March 31, 1995, reflecting the year to date payments on principal.

The Company's working capital increased by $591,357, over the first three periods of fiscal 1996, to $10,681,029, compared to $10,089,672 at March 31, 1995. The Company believes that the cash flow from operations, the available bank line, and its current cash position will be sufficient to meet its working capital requirements for the immediate future.

The third quarter dividend of $.06 per share was paid on January 16, 1996 to shareholders of record on December 31, 1995. The Company has paid dividends of $.18 per share year to date.

On November 3, 1995, NASDAQ approved the Company's application for listing on the National Market, giving the Company's common stock a greater market in which to trade. The Company has been listed on the NASDAQ Small Cap Market since 1984.

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    February 8, 1996          Robert S. Wiggins
___________________________   __________________________________
          Date                Robert S. Wiggins, Chairman and
                              Chief Executive Officer,
                              Principal Financial Officer
                              (Duly Authorized Officer)