Form 10-K405
period 1996-03-31
TECHNOLOGY RESEARCH CORP
filed 1996-07-01
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 1996

                          Commission file number 0-13763


                          TECHNOLOGY RESEARCH CORPORATION
               (Exact name of registrant as specified in its charter)

             Florida                                             59-2095002
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or Organization)                         Identification No.)

5250   140th Avenue North,   Clearwater,  Florida                     34620
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (813) 535-0572

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
                Title of each class                  on which registered

                       None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock $.51 par value
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1996, the number of shares outstanding of the registrant's common stock, $.51 par value was 5,318,902, and based on the closing sale price on such date, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $26,075,243.

Part III of this Form 10K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 1996.


                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 13
Item 3.  Legal Proceedings  ........................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders  ..........13


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ................................. 14
Item 6.  Selected Financial Data  ..................................... 15
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ......................... 16
Item 8.  Financial Statements and Supplementary Data  ................. 20
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 20


PART III

Item 10. Directors and Executive Officers of the Registrant  .......... 20
Item 11. Executive Compensation  ...................................... 20
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  ....................................... 20
Item 13. Certain Relationships and Related Transactions  .............. 20


PART IV

Item 14. Exhibits, Financial Statements Schedules,
         and Reports on Form 8-K  ..................................... 21


SIGNATURES  ........................................................... 23




















                                      Part I

ITEM 1.  BUSINESS

General

The Company was incorporated in Florida in June 1981 with the intended purpose of pursuing orders for products to be designed and manufactured for sale to the military engine generator set controls market, a segment with respect to which the Company's founders had acquired substantial experience.

The Company currently designs, develops, manufactures and markets electronic control and measurement devices related to the distribution of electric power and specializes in electrical safety products that protect against shock, electrocution and fires. Such products include ground fault protective devices, fire protective devices for fires caused by aging appliance and extension cords, controls for electrical power generating systems,products with energy management applications, transformers and magnetics. These products are used in providing safe and efficient utilization and controlled distribution of electricity and have residential, industrial and governmental applications in the United States and throughout the world.

Until the year ended March 31, 1989, a majority of the Company's revenues were derived from sales of military products. The Company believes that its successful design of ground fault devices for both personnel and equipment protection as well as meeting electrical safety requirements for personal care products, have formed the basis for the Company's entry into consumer/commercial, non-military markets.

Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------    -----        --------    -----       ----------
    1996     14,541,301     87.7     $ 2,040,000     12.3     $ 16,581,301
    1995     18,095,134     86.4       2,840,423     13.6       20,935,557
    1994     14,022,113     71.2       5,681,341     28.8       19,703,454
    1993      8,786,733     73.5       3,162,054     26.5       11,948,787
    1992      5,730,643     74.4       1,970,063     25.6        7,700,706

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       1996             $ 797,920
                       1995               837,399
                       1994               785,723
                       1993               925,800
                       1992               493,012

The backlog of unshipped orders at March 31, 1996 was approximately $7,543,750. This backlog consists of approximately 35% commercial product orders and approximately 65% military product orders. Of the current backlog, approximately $3,843,750 or 51% of such backlog is expected to be shipped within the year ended March 31, 1997, and approximately $3,700,000 or 49% of such backlog, primarily consisting of orders for the Tactical Quiet Generator Systems contract, will be shipped in periods commencing thereafter.

                                       -3-
Commercial Products and Markets

Ground fault protective devices protect equipment and people against power line conductor to ground faults which can damage equipment and seriously or fatally injure humans. Ground Fault Circuit Interrupters ("GFCI") and Appliance Leakage Circuit Interrupters ("ALCI") provide protection from dangerous electrical shock by sensing leakage of electricity and cutting off power. Equipment Leakage Current Interrupters ("ELCI") detect current leakage within machines such as copy machines, printers and computers.
GFCIs are currently available in three types: circuit breaker, receptacle and portable. The Company specializes in the portable types of these products.

A ground fault is essentially a small amount of electric current "leaking" to the exposed metal parts of an appliance or tool. Faults occur because of damage that causes internal wiring to touch these exposed metal parts or because an appliance or tool gets wet. Upon such occurrence, the entire device can become as electrically alive as the power line to which it is attached. If a person is touching such a live device while grounded (by being in contact with the ground or, for example, a metal cold water pipe, gas pipe, drain or any attached metal device), he can be seriously or fatally injured by electric shock. Fuses or circuit breakers do not provide adequate protection against such shock, because the amount of current necessary to injure or kill a normal adult is far below the level of current required for the fuse to blow or the circuit breaker to trip. GFCIs constantly monitor electric current. As long as the amount of current returning from the appliance is equal to the amount that is directed to the device, the GFCI performs no activities. Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard. Upon recognizing that condition, the GFCI terminates the flow instantaneously.

An ELCI is a device intended to provide leakage current protection in appliances and utilization equipment whose function is to interrupt all ungrounded conductors of the supply circuit to electrical equipment in the event a current, in excess of the trip current, occurs between live parts and the grounded enclosure or other grounded parts. The basic standard used to investigate these products is the Standard for Ground Fault Circuit Interrupters, UL 943, excluding requirements concerning trip current and time. ELCIs are considered "equipment protection" devices. The Company recently announced its portable "Electra Shield" product that provides ELCI capability, three-mode surge suppression, power line filtering, and facsimile modem surge protection. This unique product offers multimedia protection for home and office personal computers, fax modems, TV and entertainment systems.

An ALCI is a device intended to be used in conjunction with an electrical appliance whose function is to interrupt both conductors of the electric circuit to a load when a fault current to ground exceeds 4 - 6 mA and is less than that required to operate the overcurrent protection device of the circuit. The ALCI is intended to be used only in a circuit that has a solidly grounded neutral conductor, and is not intended to be used in place of a GFCI in applications where the GFCI is required. ALCIs are considered "personnel protection" devices. This product is intended for infrequent and short-time use, and used only while attended; for example, with electric knives, can openers, hair dryers, and the like, which are connected to a power supply circuit by means of a flexible cord terminating in an attachment plug.


                                       -4-
The National Electrical Code (the "Code") now requires GFCIs for the protection of receptacle outlets outdoors, as well as in bathrooms, garages and other risk areas, and in new residences, hotels and public buildings.
The Code is followed by most local government building codes. There is increasing effort by certain groups such as the National Electric Manufacturers Association and Consumer Products Safety Commission to require GFCI protection in other locations and applications. The Company presently focuses its marketing efforts in certain spot markets which have developed in response to Code imposed requirements on contractors. For example, commencing in January 1989, high pressure sprayer manufacturers that desire Underwriter Laboratories ("UL") approval are required to include a GFCI and/or double-insulation protection on each electrically driven sprayer. The Company is a supplier to that original equipment manufacturer ("OEM") market. Another market that has developed in response to a Code requirement consists of contractors that use temporary power at a construction site. Although OSHA has required such contractors for several years to utilize GFCIs at their construction sites, compliance with this requirement has been sporadic due to the high costs normally associated with GFCIs. In October 1988, the Company introduced an industrial quality GFCI extension cord at a safety show and has introduced a wide variety of new products over the ensuing years. A new line of high current GFCIs were introduced as the Company continues to pursue meeting requirements for electrical safety across a broad market.

A Code requirement that became effective on January 1, 1991, requires that a protective device be incorporated into hair dryers, curling irons and crimpers to protect users from possible electrocution. In response to this Code change, the Company has developed a smaller GFCI plug that incorporates its patented GFCI/ALCI technology. Additionally, the Company has developed an Immersion Detection Circuit Interrupter ("IDCI") that can also be used to protect users of these products.

The Company currently manufactures and markets various portable GFCI and ELCI products, such as plug-in portable adapters, several extension cord models in various lengths, various modules for OEM customers, and variations of such products for voltage differences in both the United States and foreign markets. The Company has been issued four domestic and sixteen foreign patents on its portable GFCI which incorporate design features not available on any similar product known to the Company. The Company has entered into eight license agreements concerning the portable GFCI, ALCI and ELCI. These agreements are with entities located in England, France, Germany, Australia, Italy, Japan, and the United States and are for the purpose of market penetration in those areas where it would be difficult for the Company to compete on a direct basis.

Effective as of August 2, 1988, the Company entered into a license agreement with Windmere Corporation (the "Windmere Agreement"), a large Miami, Florida based manufacturer and distributor of a wide variety, among other items, of portable personal care and household products utilizing electric current (e.g. haircurlers, irons, food mixers and numerous other items), most of which are sold both domestically and internationally. Under the Agreement, Windmere is granted an exclusive license (subject to the rights of certain other preexisting licensees) to sell and distribute certain GFCI/ALCI or IDCI based electrical safety products in the United States, and to manufacture GFCI/ALCI and IDCI units (a) in the Far East (a defined term within the Agreement referencing most Asiatic countries) for incorporation into finished electrical safety products to be sold throughout the world directly or by way of Far East OEMs; or (b) in the United States for sale or


                                       -5-
distribution, at retail, in conjunction with personal care items and household appliances. The Company also agreed to purchase its requirements of Far East manufactured GFCI and IDCI units from Windmere and its affiliates as long as the Company can obtain the same in a reasonable period and at a competitive cost. Windmere began production and marketing of these products in late 1990. The Company also developed a manufacturing source through Windmere which lowered the existing cost structure for its GFCI product line. The Company receives a substantial portion of its royalty income from Windmere.

Government and industry research into the major causes of fire has led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented "Fire Shield", a product designed to prevent fires caused by damaged or aging appliance and extension cords, which have been identified as a leading cause of electrical fires. According to United States Consumer Product Safety Commission (CPSC), these types of fires caused 149,900 residential structural fires involving electrical equipment which resulted in 770 civilian deaths, more than 6,000 injuries and $1.2 billion in property losses. The CPSC estimates were based on 1990 fire service reports.

The Company currently manufactures and markets to an emerging market for personnel protection devices for electric vehicle charging circuits. The new
Article 625 of the 1996 Edition of the National Electrical Code requires electric vehicle charging systems to include a system that will protect people against serious electric shock in the event of a ground fault. The Company has pilot-production product at the majority of the major automobile manufacturers and is active with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis.

The Company designs and manufactures various transformers and magnetics. In 1985, the Company purchased the exclusive right to manufacture and sell the Weston transformer product line. This transformer is used for calibration of delicate instruments. These products do not provide significant revenues.


Military Products and Markets

The Company is currently a supplier of control equipment used in engine generator sets purchased by the United States military and its prime contractors. The term "control equipment" refers to the electrical controls used to control the electrical power output of the generating systems including the transducers for the indicating instruments. In general, the controls monitor and regulate the operation of generator mobile electric generating system sets. Electric generating systems are basic to all branches of the military, and demand has generally remained relatively constant, unlike products utilized in armaments and missiles. Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets which incorporate the Company's products. The Company is a qualified supplier for 37 control equipment items as required by the Department of Defense and is a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies. These products are primarily furnished for spare parts support for existent systems in the military inventory.

                                       -6-
In late 1989, the Company completed the redesign of 22 of its control items and provided prototype units to a prime contractor for testing, which was completed in the third fiscal quarter for the year ended March 31, 1992. Subsequently, the Company reported receiving a production contract in the approximate amount of $7,500,000 covering the time period August 1992 to October 1994 to provide these control devices for the new design Tactical Quiet Generator System from the U. S. Government's prime contractor. All deliveries have been completed under this contract, and an additional $4,300,000 contract for the Company's control devices was awarded to the Company by a prime contractor in March 1995. Recently, $600,000 has been added to the Contract bringing the total of the Contract to $4,900.000. Deliveries are expected to begin in the second half of calendar year 1996 with completion within two years of initial production shipments.

The Company has also designed and qualified various types of electrical power monitors for military Naval Shipboard requirements. The monitors are used on all types of class Naval surface vessels, such as minesweepers, destroyers guided missile cruisers and the aircraft carriers in addition to other types of Naval vessels. The monitors are furnished for both existent vessels requiring spare support parts for retrofit upgrades and for new vessel production.

From 1993 through 1996, the Company designed and qualified electrical control devices for control and monitoring of the A.C. power self contained diesel generating system, which is part of the new configuration C2v armored electronic command post system that is mounted on the Bradley tracked chassis of the Bradley Fighting Vehicle and the newly developed armored ambulance, which will utilize the same components for the electrical power system.

The control devices are the A.C. power monitor assemblies (which provide system protection and status display on the on-board computer), generator voltage regulator, power transformer, A.C. overcurrent and short circuit protection monitor assembly for vehicle A.C. power distribution circuits and the current sensing transformers. All devices have met the high shock and vibration and endurance testing requirements during both highly accelerated stress screening tests and vehicle road testing at Aberdeen Proving Grounds. A production release Contract is expected for the components in the near future.

The Company has also completed the development and initial production contracts for the D.C. voltage regulator used on armored tracked recovery vehicles and intends to pursue additional production contracts for this military qualified product.

The Company's contracts with the U.S. Government are on a fixed-price bid basis and are not subject to price renegotiation. As with all fixed-price contracts, should manufacturing costs exceed the selling price, the contract could result in a loss. All government contracts contain a provision that allows for cancellation by the government "for convenience." However, the government must pay for costs incurred and a percentage of profits expected if a contract is so canceled. On occasion, contract disputes arise which could result in a suspension of the contract or a reduction in the amounts claimed.






                                       -7-
Testing and Qualification

A number of the Company's commercial products must be tested and approved by UL. UL publishes certain "Standards of Safety" which various types of products must meet and performs specific tests to ascertain whether a product meets the prescribed standards. If a product passes the tests, it receives UL approval. Once the Company's products have been initially tested and qualified by UL, they are subject to regular field checks and quarterly reviews and evaluations. UL may withdraw its approval for such products if they fail to pass these tests and if prompt corrective action is not taken. The Company's portable electrical safety products have received UL approval. In addition, certain of the Company's portable GFCI, ALCI and ELCI products have successfully undergone similar testing procedures conducted by comparable governmental testing facilities in Europe, Canada and Japan.

The Company's military products are subject to testing and qualification standards imposed by the United States government. The Company has established a quality control system which has been qualified by the United States Department of Defense to operate under the requirements of a particular specification (MIL-I-45208). To the extent the Company designs a product which it believes to meet those specifications, it submits the products to a government testing laboratory, such as that located at Ft. Belvoir, Virginia. If approved, the product is rarely subject to requalification; however, the military may disqualify a product if it is subject to frequent or excessive operational failures. Further, the current specifications and requirements could be changed at any time, which would require the Company to redesign its existing products or develop new products which would have to be submitted for testing and qualification prior to their approval for purchase by the military or its prime contractors. Certain contracts require testing and acceptance by government inspectors prior to shipment of the product.

The Company is presently enhancing its quality processes with the objective to meet the ISO 9000 Series International Quality Standards.


Design and Manufacturing

The Company currently designs almost all of the products which it produces and generally will not undertake special design work for customers unless it receives a contract to produce the resulting products. The Company has worked with foreign GFCI licensees to design a product for foreign markets. A significant number of the Company's military and commercial electronic products are specialized in that they combine both electronic and magnetic features in design and production.

The business of an electronic manufacturer, such as the Company, primarily involves assembly of component parts. The only products which the Company manufactures from raw materials are its transformers and magnetic products. The manufacture of such products primarily involves the winding of wire around magnetic steel cores. The remainder of the products which the Company manufactures are assembled from component parts produced by other manufacturers.

The Company purchases some of its circuit board assemblies and certain completed products under the Windmere Agreement from the Far East. As previously described with regard to the Windmere Agreement, the Company has increased its use of this type of operation for its expanding commercial

                                       -8-
product requirements. The Company has now located other sources of contract manufacturing in the Far East and in Central America which it will use in a limited capacity in the coming year. The Company believes that these offshore type operations reduce production costs, improve profits and increase volume through more competitive pricing. The balance of the Company's products are currently manufactured in its 43,000 square foot facility in Clearwater, Florida.


Patents, Licenses, and Trademarks

The Company's President, Mr. Legatti, has designed for the Company and has been issued four U.S. patents and two British, Canadian, Italian and Australian patents with respect to its portable GFCIs that have features not presently available on any similar product known to the Company. Also, patents on the same device have been issued from France, Japan, Germany and three other countries. The patents will be valid for 17 years in the United States running from January 1986. Duration of patents in the other countries vary from 15 to 20 years.

The Company licenses its technology for use by others in exchange for a royalty or product purchases. Licensees are located in Australia, France, Germany, Italy, Japan, the United Kingdom and the United States. Each licensee agrees to pay the Company a royalty or purchase product based on schedules set forth in the applicable agreement. The Company agrees to provide certain technical support and assistance to its licensees. The licensees have agreed to indemnify and hold the Company harmless against any liability associated with the manufacture and sale of products subject to the license agreement, including but not limited to defects in materials or workmanship.

In 1988, the Company received a patent for a circuit utilized in the measurement of AC electric power. This circuit will be used in products such as watt transducers.

In 1990, the Company received a patent that allows its GFCI to sense arcing faults in power cables. Arcing faults are known to be a major contributor to electrical fires.

In 1996, the Company obtained an exclusive license to manufacture, market and sell all products inherent to U.S. patents No. 4,911,654 and 5,299,951. These patents add to the Company's existing product lines a device for preventing disconnection of or damage to electrical connectors.

The Company has no other patents on or licensee agreements with respect to its products or technology, but has registered its TRC trademark with the U.S. Office of Patents and Trademarks.


Marketing

The Company's products are sold throughout the World, primarily through an expanded in-house sales force. The Company believes that it will continue to market existing and new products through this medium. The Company relies significantly upon the marketing skills and experience, as well as the business experience, of the management of the Company in marketing its products.


                                       -9-
The Company complements its marketing activity through the use of additional distributors and sales representative organizations. The Company has also expanded its marketing activity through OEMs that sell the Company's GFCI products under their own brand label. Additionally, the Company has exhibited its GFCI products at numerous trade shows which have resulted in new commercial markets, including the recreational vehicle industry and stone and tile cutters. Although the Company's primary marketing efforts have focused upon OEMs, an internal distribution division has been established to handle small quantity sales. Any sales leads generated through trade shows and Company promotional mailers are handled through this outlet.

The Company offers purchasers of its products no specific product liability protection. The Company does extend protection to purchasers in the event there is a claimed patent infringement that pertains to the Company's portion of the final product. The Company also carries product and general liability insurance for protection in such cases.

The Company's products are marketed throughout the world with the Company also selling component pieces as well as finished products to its foreign licensees, which incorporate such parts, pieces and finished products in their final products sold in England, France, Germany, Australia and Italy. The Company's GFCI products have world-wide application and the Company believes that its direct and indirect foreign sales will increase. In Fiscal Year 1996, export sales comprised 43% of total sales.

In Fiscal Year 1997, the Company will be implementing a direct sales activity through the use of independent distributors that specialize in selling productsdirectly to the household consumer. This approach is being implemented by companies today as an economical way to reach the end user. Management believes that consumer sales represent a major growth opportunity for the Company.


Major Customers

Individual customers and aggregate exports which accounted for 10% or more of sales were:
                                            Year ended March 31
                                            -------------------
     Customer                         1996         1995         1994
     --------                         ----         ----         ----
Fleck Manufacturing
  (a Xerox Corporation supplier)  $ 2,358,887  $ 3,090,322  $ 2,981,063
                                    =========    =========    =========
Exports:
    Canada                        $ 2,367,890  $ 3,168,677  $ 3,084,235
    Far East                        1,967,494      725,368      343,854
    Europe                          1,750,257    5,748,882    3,789,053
    Mexico                            569,845      549,980      465,798
    Australia                         438,875      536,176      398,456
                                    ---------    ---------    ---------
      Total exports (including
        Fleck Manufacturing,      $ 7,094,361   10,729,083    8,081,396
        Inc.                        =========   ==========    =========

Libby Corporation                       -            -        3,432,952
                                    =========   ==========    =========

                                       -10-
For the Company's current fiscal year, sales to Xerox Corporation and its suppliers (e.g., Fleck Manufacturing), of the Company's Equipment Leakage Current Interrupter ("ELCI") were down from the previous fiscal year due primarily to a reduction in selling price to Xerox and a licensee, "TEMIC", beginning production of product (formerly produced by the Company) for the European market requirements. However, in the second half of Fiscal Year 1997, the Company expects again to be the supplier of Xerox's European product requirements, which will increase sales to Xerox and decrease royalty income from Temic. Xerox and its suppliers accounted for approximately 30% of the Company's revenue for the current year, and because Xerox and its suppliers account for such a large percentage of the Company's revenues, the loss of Xerox as a substantial customer would have a material adverse effect on the Company's business.

The Company's military product sales are primarily to OEM prime contractors and secondarily to military procurement depots for spare parts. Of the total military product sales for the 1996 fiscal year, approximately 52% were to OEM contractors and 48% to military depots. In Fiscal Year 1996, military sales were approximately 12% of total sales, compared to 14% in the prior year.

Due to the completion of the TQ contract with Libby Corporation, the revenues from Libby were less than 10% of the Company's revenues for Fiscal 1995 and 1996.

The Company has no relationship with any of its customers except as a supplier of product.


Competition

The commercial and military business of the Company is highly competitive.

In the commercial market, the Company has significant competition, except with respect to the "Fire Shield" products. The Company believes, however, that product knowledge, patented technology, ability to respond quickly to customer requirements, positive customer relations, price, technical background and industry experience are major competitive factors, and that it competes favorably with respect to these factors. In addition, the Company's patented GFCI technology utilizes, in certain adaptations, waterproofing, a retractable ground pin and "trip mechanism" techniques, each of which provides the Company, in the judgment of its management, with a current competitive advantage.

In the military market, the Company's products must initially pass government specified tests. The Company must compete with other companies, some being larger and some smaller than the Company, acting as suppliers of similar products to prime government contractors. The Company believes that knowledge of the procurement process, price, delivery and technical support are major competitive factors in the military market. The Company believes that it has strength in all of these areas due to the involvement of senior management personnel of the Company in the government procurement process for up to 36 years in connection with products similar to those currently marketed by the Company. A substantial portion of spare part procurement is set aside for small business concerns, which are defined in general as entities with fewer than 1,000 employees. Because the Company is classified as a small business concern, it qualifies for such set aside


                                       -11-
procurements for which larger competitors are not qualified. The entry barriers to the military market are great because of the need, in most cases, for products to pass government tests and qualifications.


Research, Development and Engineering

The Company employs 17 persons in the Engineering Department, all of whom are engaged either full or part-time in research and development activities. This department is engaged in designing and developing new military and commercial products and improving presently existing products to meet the needs of the Company's customers.

In connection with its efforts in developing the GFCI product, the Company believes that the increasing use of portable GFCI protection will provide new markets for its expansion into the commercial marketplace, and accordingly, the Company has modified its GFCI designs to fit these markets and new applications. The Company has also developed a "user connected" GFCI plug which has received considerable interest from manufacturers that require GFCI protection for their products. The Company believes that its "user connected" GFCI plug can be sold in large quantities to the average homeowner as the awareness of electrical danger and availability of protection becomes generally understood. There can be no assurance, however, that the Company can maintain its sales levels in the commercial market in view of the possibility that an increased level of competition may develop.

The Company spent $975,568 in Fiscal Year 1996, $1,013,825 in Fiscal Year 1995 and $1,062,314 in Fiscal Year 1994 on research, development and engineering activities. None of these activities were sponsored or financed by customers, and all are expensed as incurred. The Company anticipates spending levels to remain constant in the new fiscal year.


Employees

As of March 31, 1996, the Company employed 135 persons on a full time basis. Of that total, 94 employees, both permanent and temporary, were engaged in manufacturing operations, 17 in engineering, 14 in marketing and 10 in management and administration. The Company has reduced its manufacturing employment significantly in the past year due to the moving of additional high-volume products off-shore. None of the Company's employees are represented by a collective bargaining unit. The Company considers its relations with employees to be stable.















                                       -12-
ITEM 2.  PROPERTIES

The Company's executive offices and manufacturing facilities are located on
4.7 acres of leased land in the St. Petersburg-Clearwater Airport Industrial Park. The lease, with options, extends for 40 years from 1981. The current annual rental of the land on which the building is located is approximately $24,612, subject to certain escalation provisions every five years. This leased land is adequate to enable the Company to expand its offices and manufacturing facilities to 60,000 square feet. The present facility provides a total of 43,000 square feet, including 10,000 square feet of offices and engineering areas, as well as 23,000 square feet of production areas and 10,000 square feet of warehouse space.

In January 1993, the Company obtained a loan of $600,000, securing the same by a first mortgage on its facility. The mortgage note is for a term of 8 years and bears interest at the lending institution's prime rate.


ITEM 3.  LEGAL PROCEEDINGS

In March 1995, the Company, along with seven other defendants, was sued in Harris County, Texas. The suit claims, among other things, that the Company's GFCI product was defectively designed and manufactured and caused the death by electrocution of an individual. The suit seeks unspecified compensatory and exemplary damages in excess of $100,000. The Company has both product liability and umbrella liability insurance. The case is in the discovery stage. Management believes the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity. A trial date has been scheduled for September 30, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.























                                       -13-
                                  Part II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS


The Company's shares of Common Stock are registered under 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal year ended March 31, 1996 and a range of high and low bid and ask quotations for the fiscal years ended March 31, 1995 and 1994, as reported by the NASDAQ system.

                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
                                        ----      ----          ---------
March 31, 1996 (post-reverse split)

  First Quarter    .................    5 1/4     3              $ .06
  Second Quarter   .................    6 3/16    4 5/16           .06
  Third Quarter    .................    5 1/2     3 3/4            .06
  Fourth Quarter   .................    5 11/16   3 7/8            .06
                                                                 -----
                                                                 $ .24

                                           Bid Price           Ask Price
                                        High       Low      High       Low
March 31, 1995                          ----      ----      ----      ----

  First Quarter    .................    6 3/8     4 1/8     6 21/32   4 13/32
  Second Quarter   .................    6         4 19/32   6 3/8     4 23/32
  Third Quarter    .................    4 7/8     3 15/32   5 1/4     3 3/4
  Fourth Quarter   .................    4 5/16    3 9/32    4 1/2     3 15/32

March 31, 1994

  First Quarter    .................    6 3/16    3 15/16   6 3/8     4 1/8
  Second Quarter   .................    6 9/16    5 7/16    6 21/32   5 5/8
  Third Quarter    .................    6 3/4     4 31/32   6 15/16   5 1/4
  Fourth Quarter   .................    8 5/8     5 13/16   8 13/16   6

As of May 31, 1996, the approximate number of the Company's shareholders was
800. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 3,000 shareholders.

On August 23, 1995, at the Company's Annual Meeting, the shareholders approved a one share for three share reverse stock split, by a majority vote of 82.24%. The record date for the reverse stock split was September 15, 1995, and the Company's financial information now reflects the reverse split.

The Company's authorized capital stock, as of May 31, 1996, consisted of 10,000,000 shares of authorized common stock, par value $.51, of which 5,318,902 shares were issued and outstanding.

                                       -14-
The Company's fourth quarter dividend of $.06 per share was paid on April 15, 1996 to shareholders of record on March 31, 1996. The Company has paid dividends of $.24 per share during its Fiscal Year 1996. No dividends were paid in prior fiscal years.


ITEM 6.  SELECTED FINANCIAL DATA


                                  1996        1995        1994       1993        1992
                                  ----        ----        ----       ----        ----
Year ended March 31:

   Operating revenues        $ 17,379,221  21,772,956  20,489,177 12,874,587   8,193,718

   Net income                $  2,038,785   1,867,957   2,296,778  1,655,023     183,710

   Net income
     per common share        $        .38         .35         .45        .41         .05

   Cash dividends paid       $        .24       -           -          -           -

   Weighted average number
     of common and equivalent
     shares outstanding         5,404,885   5,339,953   5,083,007  4,066,724   3,876,124



March 31:

   Working capital           $ 10,931,740  10,089,672   9,102,131  4,616,296   1,898,132

   Total assets              $ 15,380,590  14,813,938  13,443,899  8,709,221   5,387,522

   Current liabilities       $  1,867,678   2,119,000   2,216,719  2,594,303   2,253,522

   Long-term debt            $    281,350     356,350     831,350  1,421,829     261,963

   Total liabilities         $  2,149,028   2,475,350   3,123,069  4,076,132   2,515,485

   Retained earnings
    (accumulated deficit)    $  3,108,371   2,340,267     470,310 (1,824,468) (3,479,491)

   Total stockholders'
     equity                  $ 13,231,562  12,338,588  10,320,830  4,633,089   2,872,037














                                       -15-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Results:

Fiscal Years 1996 and 1995 Comparison

Operating revenues (net sales and royalties) for the Company's fiscal year ended March 31, 1996 ("Fiscal Year 1996") were $17,379,221, a 20% decrease from the $21,772,956 reported with respect to the Company's fiscal year ended March 31, 1995 ("Fiscal Year 1995").

Net sales for the Company's Fiscal Year 1996 were $16,581,301, a 21% decrease from the $20,935,557 reported with respect to the Company's Fiscal Year 1995. Income before income taxes for the current year was $3,204,599, compared to $2,412,957 for Fiscal Year 1995, an increase of approximately 33%. The Company's net income for Fiscal Year 1996 was $2,038,785, or $.38 per share, compared to $1,867,957, or $.35 per share, for Fiscal Year 1995, an increase of approximately 9%. Common shares and common share equivalents outstanding were comparable from year to year.

Net sales of the Company's family of ground fault circuit interrupters for personnel and equipment protection products were approximately 88% of net sales for Fiscal Year 1996, compared to 86% in Fiscal Year 1995. U.S. sales and multinational accounts for the current year decreased by $3,553,833 over the previous year. Military sales decreased by $800,424 from the previous year due primarily to the completion of the initial contract for the TQ Generator Set Program and subsequent delay in the awarding of the follow-on contract. The contract now has been awarded and TRC, as previously reported, has received a contract for approximately $4.9 million from the prime contractor with shipments to begin in the July/August 1996 time frame assuming the successful completion of First Article testing by the prime contractor.

As expected, sales to Xerox and its suppliers were somewhat lower for the current year primarily due to Temic (Telefunken Microelectronics) GmbH, a TRC licensee, increasing its production for Xerox's European requirements. However, the Company expects sales to Xerox to slightly increase over the coming year, in spite of lower prices, due to TRC again supplying product for Xerox's European requirements rather than Temic. In addition, TRC will be supplying Xerox with new products, and TRC, rather than Fleck Manufacturing Inc., will be attaching cord to Xerox's units in Fiscal Year 1997. Xerox and its suppliers accounted for approximately 30% of the Company's revenue for the current year, and because Xerox and its suppliers account for a large percentage of the Company's sales, the loss of Xerox as a substantial customer would have a material adverse effect on the Company's business.

Revenues from the high pressure sprayer/washer market were negatively impacted in Fiscal Year 1996 by a provision in the National Electric Code permitting the use of double-insulation for certain sprayer/washer products to be sold without a GFCI provided they are used with a GFCI. This provision has been eliminated in the National Electric Code, effective January 1996; however, the Company has no certainty that it will recover its previous revenue level in that market. Nevertheless, the Company will have the opportunity to recover revenues in this market as UL enforces the change in the National Electric Code on the manufacturers. UL has not commented on how long this process will take.

                                       -16-
Although revenues were down $4,393,735 for the fiscal year, the Company's pre-tax income of $3,204,599 was a record for the Company, which is attributed to the Company's continued efforts to control costs and improve profit margins.

Royalty income for Fiscal Year 1996 was $797,920, compared to $837,399 in the prior year, a decrease of $39,479, or approximately 5%. Royalties will continue to decline in Fiscal Year 1997 as Windmere Corporation, in an effort to reduce their product cost because of competitive pressures, has renegotiated a lower royalty agreement with the Company. Royalties from Temic will also decline in Fiscal Year 1997 as a result of Xerox transferring their European product requirements back to TRC during Fiscal Year 1997 as mentioned above.

Although the Company is tooled for its major products in both the U.S. and in the Far East, any major disruption to the subcontractor's facility in the Far East would temporarily have a material adverse effect on the Company's business. The Company has located other sources of contract manufacturing in the Far East and in Central America which it will use in a limited capacity in the coming year.

Cost of sales was approximately 64% of net sales for Fiscal Year 1996, compared to approximately 75% incurred with respect to Fiscal Year 1995.
The improvement in cost of sales was primarily due to better gross margins resulting from the additional products now being manufactured in the Far East and the cost control measures implemented at TRC's Clearwater facility.

Selling, general and administrative expenses for Fiscal Year 1996 were $2,734,096, compared to $2,782,058 for the prior year. Selling expenses were $1,747,194 in the Fiscal Year 1996, compared to $1,749,459 in Fiscal Year 1995, reflecting comparable costs year to year. General and administrative expenses were $986,902, compared to $1,032,599 in the respective periods, reflecting a decrease in professional fees and operating costs year to year.

Research, development and engineering expenses for Fiscal Year 1996 were $975,567, compared to $1,013,825 for the prior year, reflecting a decrease primarily in salary expenses.

The Company anticipates spending levels for general and administrative and research and development to remain approximately the same in the coming year, and the Company expects selling expenses to increase as the Company pursues reaching the consumer market with its products, marketing the Fire Shield products and developing the Electric Vehicle market in Fiscal Year 1997.

Interest and sundry income, net of interest expense, for Fiscal Year 1996 was $220,656, compared to $125,336 for the prior year, reflecting the Company's increased short term investments and reduced borrowings.

Income tax expense as a percentage of net income before income tax was approximately 36% for Fiscal Year 1996, compared to 23% in the prior year. The actual tax rate for Fiscal Year 1995 was less than the expected tax rate primarily due to the reduction of the valuation allowance for deferred tax assets from $592,000 in Fiscal Year 1994 to $187,000 in Fiscal Year 1995. The reduction in the valuation allowance was attributable to management's increased estimates of future taxable income.



                                       -17-
Fiscal Years 1995 and 1994 Comparison

Operating revenues (net sales and royalties) for the Company's fiscal year ended March 31, 1995 ("Fiscal Year 1995") were $21,772,956, a 6% increase from the $20,489,177 reported with respect to the Company's fiscal year ended March 31, 1994 ("Fiscal Year 1994").

Net sales for the Company's Fiscal Year 1995 were $20,935,557, a 6% increase from the $19,703,454 reported with respect to the Company's Fiscal Year 1994. Income before income taxes for Fiscal Year 1995 was $2,412,957, compared to $3,142,278, a decrease of approximately 23% over Fiscal Year 1994. The Company's net income for Fiscal Year 1995 was $1,867,957, or $.35 per share, compared to $2,296,778, or $.45 per share, for the Fiscal Year 1994, a decrease of approximately 19% over the comparative year. Common shares and common share equivalents outstanding increased approximately 5% during Fiscal Year 1995.

Net sales of the Company's family of ground fault circuit interrupters for personnel and equipment protection products were approximately 86% of net sales for Fiscal Year 1995, compared to 71% in Fiscal Year 1994. U.S.
sales and multinational accounts for the current year increased by $4,073,021 over the previous year. Military sales decreased by $2,840,918 from the previous year due primarily to the completion of the initial contract for the TQ Generator Set Program and subsequent delay in the awarding of the follow-on contract. As expected, sales to Xerox and its suppliers were somewhat lower for Fiscal Year 1995 primarily due to Temic, a TRC licensee, increasing its production for Xerox's European requirements. Under the agreement with this licensee, TRC receives a royalty for each unit shipped. Xerox and its suppliers accounted for approximately 27% of the Company's revenue for Fiscal Year 1995.

Royalty income for Fiscal Year 1995 was $837,399, compared to $785,723 in the prior year, an increase of $51,676, or approximately 7%. The increase can be attributed to the royalties now being received from Temic and higher royalties being received from Windmere Corporation in the current year.

The Company continued the implementation of a business strategy involving manufacturing its high volume products off-shore while continuing to manufacture military products and lower volume commercial products at the Clearwater facility. TRC successfully transferred the manufacture of several of these products off-shore. As a result of this transition and the delays in the award of the follow-on Tactical Quiet Generator Systems Programs contract, TRC down-sized its Clearwater operation by 82 persons in the third quarter and 34 persons in the fourth quarter with the Company expensing $75,000 and $50,000, respectively, in severance cost related to these events.

Cost of sales was approximately 75% of net sales for the Fiscal Year 1995, compared to approximately 72% incurred with respect to Fiscal Year 1994. Higher cost of sales can be attributed to additional labor and freight costs associated with the transfer of products from Clearwater to the Far East in the current year.

Selling, general and administrative expenses for the Fiscal Year 1995 were $2,782,058, compared to $2,186,969 for the prior year. Selling expenses were $1,749,459 in the Fiscal Year 1995, compared to $1,182,430 in Fiscal Year 1994, reflecting higher salary, advertising and commission expenses. General and administrative expenses were $1,032,599, compared to $1,004,539 in the respective periods, reflecting comparable costs year to year.

                                       -18-
Research, development and engineering expenses for the Fiscal Year 1995 were $1,013,825, compared to $1,062,314 for the prior year.

The Company anticipates spending levels for selling, general and administrative and research and development to remain approximately the same in the coming year.

Interest and sundry income, net of interest expense, for the Fiscal Year 1995 was $125,336, compared to interest expense, net of interest and sundry income, of $12,258 for the prior year, reflecting the Company's increased short term investments and reduced borrowings.

Income tax expense as a percentage of net income before income tax was 23% for Fiscal Year 1995. The actual rate was less than the expected rate primarily due to the reduction of the valuation allowance for deferred tax assets from $592,000 in Fiscal Year 1994 to $187,000 in Fiscal Year 1995. The reduction in the valuation allowance was attributable to management's increased estimates of future taxable income.


Liquidity and Capital Resources

As of March 31, 1996, the Company's cash and cash equivalents decreased to $341,601 from the March 31, 1995 total of $1,707,930, and short term investments increased to $4,084,698 from the March 31, 1995 total of $2,742,128. Short term investments are comprised of U. S. Treasury Bills.

On August 22, 1995, the Company's institutional lender renewed its commercial line of credit at $2,500,000 and extended the maturity date to August 15, 1997. The lender continues to give the Company the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The lender also continues to make available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing.

The Company did not use its line of credit in Fiscal Year 1996, and the mortgage payable to the Company's institutional lender as of March 31, 1996 was $356,350, compared to $431,350 in the prior year, reflecting the Company's payments on principal during its fiscal year.

The Company's working capital increased by $842,068 to $10,931,740 at March 31, 1996, compared to $10,089,672 at March 31, 1995. The Company believes cash flows from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.












                                       -19-
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Response to this item is submitted in a separate section of this report starting at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 1996.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)  1.   Financial Statements of Technology Research Corporation:    Page

          Independent Auditors' Report  .............................. F-1

          Balance Sheets--March 31, 1996 and 1995  ................... F-2

          Statements of Income--Years Ended
            March 31, 1996, 1995, and 1994  .......................... F-3

          Statements of Stockholders' Equity--Years Ended
            March 31, 1996, 1995, and 1994  .......................... F-4

          Statements of Cash Flows--Years Ended
            March 31, 1996, 1995, and 1994  .......................... F-5

          Notes to Financial Statements  ............................. F-6


     2.  The Following Financial Schedules for the years ended
         March 31, 1996, 1995, and 1994 are submitted herewith:

         Schedule II--Valuation and Qualifying Accounts  ............ F-17

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     3.  Exhibits included herein:  (See Next Page)


(B)  Reports on Form 8K

     No reports on Form 8K have been filed by the registrant during the last quarter of the fiscal year.

                                       -20-
                        INDEX TO EXHIBITS (Item 14(A)3)

Exhibit

(3)    (a)  Articles of Incorporation and By-Laws*
       (b) Certificate of Amendment to the Articles of Incorporation, dated September 24, 1990***
       (c) Certificate of Amendment to the Articles of Incorporation, dated September 24, 1996*****


(10)   Material contracts:

       (a) License Agreement, dated as of January 1, 1985, between the Company and Societe BACO, a French corporation, granting BACO a non-exclusive right to manufacture the Company's GFCI products in France, and the non-exclusive right to sell GFCI products other than in North America.*

       (b) License Agreement between the Company and B & R Electrical Products, Ltd., an English corporation ("B & R") dated
            January 1, 1985, granting B & R a limited exclusive license to manufacture GFCI products within the United Kingdom and a non-exclusive license to market other such products other than in North America.*

       (c) License Agreement, dated as of January 8, 1987, between the Company and HPM INDUSTRIES PTY LTD, an Australian corporation ("HPM"), granting to HPM an exclusive license to manufacture and sell GFCI products in Australia, New Zealand, New Guinea, Papua and Fiji.*

       (d) License Agreement between the Company and Windmere Corporation, dated August 2, 1988, granting to Windmere an exclusive (subject to previously existing marketing rights held by others under separate license agreements) license to sell and distribute the Company's patented GFCI and Immersion Detector Circuit Interrupter ("IDCI") products within the United States, and to manufacture the GFCI and IDCI products in certain Asiatic countries.*

       (e)  Incentive Stock Option Plan, dated October 15, 1981.*

       (f) The 1993 Incentive Stock Option Plan, which was previously filed with and as part of the Registrant's Registration Statement on Form S-8 (No. 33-62397).

       (g) Non-Qualified Stock Option Agreements, dated as of various dates, between the Company and each of its current directors and officers, as well as two independent consultants, an independent entity which had provided the Company with certain technology rights and certain former directors.*

       (h) The 1993 Amended and Restated Non-Qualified Stock Option Plan, which was previously filed with and as part of the Registrant's Registration Statement on Form S-8 (No. 33-62379).



                                       -21-
       (i) $600,000 Loan Agreement, dated January 8, 1993, between the Company and First Union National Bank of Florida.***

       (j) License Agreement, dated November 23, 1992, between the Company and TEMIC Telefunken Microelectronic GmbH, a German corporation, granting Telefunken an exclusive right to manufacture the Company's ELCI product line in Europe for sale to Xerox Corporation, its European affiliates, or its authorized suppliers.***

       (k) $2,500,000 Revolving Credit Agreement, dated November 12, 1993, between the Company and First Union National Bank of Florida.***

       (l) $2,500,000 Revolving Credit Agreement renewal, dated August 22, 1995, between the Company and First Union National Bank of Florida.*****

(23)   Consents of Experts and Counsel:

       (a)  Consent of Independent Certified Public Accountants. *****











    * Previously filed with and as part of the Registrant's Registration Statement on Form S-1 (No. 33-24647).

   ** Previously filed with and as a part of the Registrant's Registration Statement on Form S-1 (No. 33-31967).

  *** Previously filed with and as part of the Registrant's Annual Report on Form 10-K.

 **** Previously filed with and as part of the Registrant's Post-Effective Amendment No. 1 to Form S-1 (No. 33-31967)

*****    Filed herewith.















                                       -22-




                      Independent Auditors' Report


The Board of Directors and Stockholders
Technology Research Corporation:

We have audited the financial statements of Technology Research Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended
March 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG PEAT MARWICK LLP




St. Petersburg, Florida
April 26, 1996












                            TECHNOLOGY RESEARCH CORPORATION
                                   Balance Sheets
                              March 31, 1996 and 1995
                   ASSETS                                       1996            1995
Current assets:
    Cash and cash equivalents                             $    341,601       1,707,930
    Short-term investments                                   4,084,698       2,742,128
    Accounts receivable (notes 5 and 8):
       Trade, less allowance for doubtful accounts
         of $84,000 in 1996 and $107,000 in 1995             2,519,616       3,325,157
       Other                                                    87,536          10,569
    Inventories (notes 2 and 5)                              5,226,762       3,946,025
    Prepaid expenses                                            94,205          36,863
    Deferred income taxes (note 4)                             445,000         440,000
                                                            ----------      ----------
               Total current assets                         12,799,418      12,208,672
                                                            ----------      ----------
Property, plant, and equipment (notes 3 and 5)               6,120,341       5,536,933
    Less accumulated depreciation                           (3,698,692)     (3,213,002)
                                                            ----------      ----------
               Net property, plant, and equipment            2,421,649       2,323,931
                                                            ----------      ----------
Deferred income taxes (note 4)                                 159,000         228,000
Other assets                                                       523          53,335
                                                            ----------      ----------
                                                               159,523         281,335
                                                            ----------      ----------
                                                          $ 15,380,590      14,813,938
                                                            ==========      ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt (note 5)       $     75,000          75,000
    Trade accounts payable                                   1,236,591       1,728,332
    Accrued expenses:
       Compensation                                            164,070         101,041
       Other                                                    54,974         129,136
     Dividends payable                                         336,052           -
    Income taxes payable                                           991          85,491
                                                            ----------      ----------
               Total current liabilities                     1,867,678       2,119,000

Long-term debt, excluding current installments (note 5)        281,350         356,350
                                                            ----------      ----------
               Total liabilities                             2,149,028       2,475,350
                                                            ----------      ----------
Stockholders' equity (note 6):
    Common stock, $.51 par value.  Authorized 10,000,000
      shares; issued and outstanding 5,318,902 in 1996
         and 5,246,278 in 1995                               2,712,437       2,675,398
    Additional paid-in capital                               7,410,754       7,322,923
    Retained earnings                                        3,108,371       2,340,267
                                                            ----------      ----------
               Total stockholders' equity                   13,231,562      12,338,588
                                                            ----------      ----------
Commitments and contingencies (notes 7, 9 and 10)
                                                          $ 15,380,590      14,813,938
                                                            ==========      ==========

See accompanying notes to financial statements.

                            TECHNOLOGY RESEARCH CORPORATION
                                  Statements of Income
                       Years ended March 31, 1996, 1995 and 1994



                                                   1996            1995            1994
Operating revenues:
   Net sales (note 8)                         $ 16,581,301      20,935,557      19,703,454
   Royalties                                       797,920         837,399         785,723
                                                ----------      ----------      ----------
                                                17,379,221      21,772,956      20,489,177
                                                ----------      ----------      ----------
Operating expenses:
   Cost of sales                                10,685,614      15,689,452      14,085,358
   Selling, general, and administrative          2,734,096       2,782,058       2,186,969
   Research, development, and engineering          975,568       1,013,825       1,062,314
                                                ----------      ----------      ----------
                                                14,395,278      19,485,335      17,334,641
                                                ----------      ----------      ----------
               Operating income                  2,983,943       2,287,621       3,154,536
                                                ----------      ----------      ----------
Other income (deductions):
   Interest and sundry income                      262,623         176,041          61,036
   Interest expense                                (41,967)        (50,705)        (73,294)
                                                ----------      ----------      ----------
                                                   220,656         125,336         (12,258)
                                                ----------      ----------      ----------
               Income before income taxes        3,204,599       2,412,957       3,142,278

Income taxes (note 4)                            1,165,814         545,000         845,500
                                                ----------      ----------      ----------

               Net income                     $  2,038,785       1,867,957       2,296,778
                                                ==========      ==========      ==========

Earnings per share                                $ .38             .35            .45
                                                    ====            ====           ====
Weighted average number of common and
   equivalent shares outstanding                 5,404,885       5,339,953       5,083,007
                                                ==========      ==========      ==========

See accompanying notes to financial statements.















                            TECHNOLOGY RESEARCH CORPORATION
                          Statements of Stockholders' Equity
                      Years ended March 31, 1996, 1995 and 1994



                                                                   Retained
                                                      Additional    earnings        Total
                                     Common stock       paid-in   (accumulated  stockholders'
                                  Shares      Amount    capital     deficit)       equity
                                  ------      ------    -------     --------       ------
Balances at March 31, 1993      3,940,914  $ 2,009,662  4,447,895  (1,824,468)    4,633,089

Exercise of stock options via
   exchange of 23,035 common
   shares and cash of $81,644
   for 117,494 new common
   shares                          94,459       48,174     33,470       -            81,644

Exercise of Class A warrants      907,433      462,791  2,395,624       -         2,858,415

Exercise of underwriters'
   warrants                        76,133       38,828    181,167       -           219,995

Debenture conversion              112,650       57,452    280,498       -           337,950

Common stock issue costs            -            -       (107,041)      -          (107,041)

Net income                          -            -          -       2,296,778     2,296,778
                                ---------    ---------  ---------   ---------    ----------
Balances at March 31, 1994      5,131,589    2,616,907  7,231,613     472,310    10,320,830

Exercise of stock options via
   exchange of 6,874 common
   shares and cash of $149,801
   for 121,563 new common
   shares                         114,689       58,491     91,310       -           149,801

Net income                          -            -          -       1,867,957     1,867,957
                                ---------    ---------  ---------   ---------    ----------
Balances at March 31, 1995      5,246,278    2,675,398  7,322,923   2,340,267    12,338,588

Exercise of stock options via
   exchange of 113 common
   shares and cash of $124,870
   for 72,737 new common
   shares                          72,624       37,039     87,831       -           124,870

Dividends                           -            -          -      (1,270,681)   (1,270,681)

Net income                          -            -          -       2,038,785     2,038,785
                                ---------    ---------  ---------   ---------    ----------
Balances at March 31, 1996      5,318,902  $ 2,712,437  7,410,754   3,108,371    13,231,562
                                =========    =========  =========   =========    ==========

See accompanying notes to financial statements.


                            TECHNOLOGY RESEARCH CORPORATION
                                Statements of Cash Flows
                        Years ended March 31, 1996, 1995 and 1994
                                                     1996            1995            1994
Cash flows from operating activities:
  Net income                                     $ 2,038,785       1,867,957       2,296,778
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Accretion of interest                         (216,814)       (134,839)          -
      Allowance for doubtful accounts                (23,000)        (21,000)          -
      Depreciation                                   493,201         472,245         393,271
      Loss on sale of equipment                          107           -               2,475
      Decrease (increase) in accounts receivable     751,574         928,898        (812,664)
      Increase in inventories                     (1,280,737)       (251,079)       (824,794)
      Increase in prepaid expenses                   (57,342)         (4,391)        (25,894)
      Decrease (increase) in deferred income taxes    64,000        (259,000)       (344,000)
      Decrease (increase) in other assets             52,812         (33,983)         23,555
      Increase (decrease) in accounts payable       (491,741)        229,424        (274,293)
      Increase (decrease) in accrued expenses        (11,133)       (211,143)         98,168
      Increase (decrease) in income taxes payable    (84,500)       (116,000)        136,491
                                                   ---------       ---------       ---------
        Net cash provided by operating activities  1,235,212       2,467,089         669,093
                                                   ---------       ---------       ---------
Cash flows from investing activities:
  Maturities of short-term investments             4,832,000       2,357,000           -
  Purchases of short-term investments             (5,957,756)     (4,197,107)       (767,182)
  Capital expenditures for property, plant,
    and equipment                                   (599,028)       (690,479)     (1,045,728)
  Proceeds from sale of equipment                      8,002           -               -
                                                   ---------       ---------       ---------
        Net cash used by investing activities     (1,716,782)     (2,530,586)     (1,812,910)
                                                   ---------       ---------       ---------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement        -            (400,000)      (509,229)
  Principal payments on long-term debt               (75,000)        (75,000)       (81,250)
  Proceeds from exercise of stock options
    and warrants                                     124,870         149,801      3,160,054
  Common stock issuance cost                           -               -           (107,041)
  Dividends paid                                    (934,629)          -              -
                                                   ---------       ---------      ---------
        Net cash provided (used) by
           financing activities                     (884,759)       (325,199)     2,462,534
                                                   ---------       ---------      ---------
Net increase (decrease) in cash and
  cash equivalents                                (1,366,329)       (388,696)     1,318,717
Cash and cash equivalents at beginning of year     1,707,930       2,096,626        777,909
                                                   ---------       ---------      ---------
Cash and cash equivalents at end of year         $   341,601       1,707,930      2,096,626
                                                   =========       =========      =========
Supplemental cash flow information:
   Cash paid for interest                        $    41,967          50,705         96,803
                                                   =========       =========      =========
   Cash paid for income taxes                    $ 1,186,314         920,000      1,053,009
                                                   =========       =========      =========

<F1>
During the year ended March 31, 1994, convertible debentures in the amount of $337,950 were converted into common stock.
<F2>
See accompanying notes to financial statements.

                        TECHNOLOGY RESEARCH CORPORATION
                         Notes to Financial Statements
                         March 31, 1996, 1995 and 1994




(1)  Summary of Significant Accounting Policies

(a)  Description of Business

Technology Research Corporation designs, develops, manufactures and markets electronic control and measurement devices related to the distribution of electric power. The Company's plant is located in Clearwater, Florida. The Company also has a contract manufacturer, Durable, in China that is headquartered in Hong Kong, which is a major supplier to the Company. The Company primarily sells its products to governmental entities and original equipment manufacturers involved in a variety of industries including business machinery and personal care appliances. The Company performs credit evaluations of all new customers and generally does not require collateral. Historically, the Company has experienced minimal losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The Company's customers are located in North America, Europe, Asia and Australia. See note 8 for further information on major customers. The Company also licenses its technology for use by others in exchange for a royalty or product purchases. Licensees are located in Australia, France, Germany, Italy, Japan, the United Kingdom and the United States.

(b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from estimates.

(c)  Financial Instruments

The Company believes the book value of its financial instruments (short-term investments accounts receivable, trade accounts payable, accrued expenses, dividends payable, income taxes payable and long-term debt) approximate their fair value due to their short-term nature or with respect to long-term debt, the interest rate appropriately reflects the credit risk.

(d)  Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. There were no short-term investments considered cash equivalents at March 31, 1996. Cash equivalents of $1,003,892 at March 31, 1995 consisted of overnight repurchase agreements and U.S. Treasury Bills.




                                       F-6
(e)  Short-Term Investments

The Company adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities effective April 1, 1995. The Company considers all of its short-term investments to be "held to maturity," and therefore, the effect of adoption of this statement was not material.

(f)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(g)  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

(h)  Revenue Recognition

Sales and cost of sales related to governmental contracts are recognized under the unit-of-delivery method, whereby sales and cost of sales are recorded as units are delivered. All other sales and cost of sales are recognized as product is shipped. The Company accrues minimum royalties due over the related royalty period. Royalties earned in excess of minimum royalties due are recognized as reported by the licensees.

(i)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)  Earnings Per Share

Earnings per share has been computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and convertible debt which would have a dilutive effect in years where there are earnings.












                                       F-7
(k)  New Accounting Standards

The Company will be required to adopt Statements of Financial Accounting Standard No. 121, Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed Of (Statement 121), and No. 123, Accounting for Stock-Based Compensation (Statement 123) in 1997. Statement 121 requires that long-lived assets be reviewed for impairment whenever events or changes indicate that the carrying amount of the asset in question may not be recoverable. The Company does not expect the adoption of Statement 121 to have a material effect on the Company's financial position or results of operations. Statement 123 allows the Company to select either a fair value based method or its current intrinsic value based method of accounting for employee stock-based compensation. Companies that select the intrinsic value based method will be required to provide pro forma disclosures of net income and earnings per share as if the fair value method was selected. The Company plans to retain its current intrinsic value method of accounting, and therefore, adoption of this standard is not expected to have a material effect on the Company's financial statements.


(2)  Inventories

Inventories at March 31, 1996 and 1995 consist of:

                                                  1996          1995
                                                  ----          ----
     Raw materials                            $ 3,423,236     2,707,054
     Work in process                              945,795       654,520
     Finished goods                               857,731       584,451
                                                ---------     ---------
                                              $ 5,226,762     3,946,025
                                                =========     =========

Approximately 23% of raw materials are located in China.


(3)  Property, Plant, and Equipment

Property, plant, and equipment at March 31, 1996 and 1995 consists of:

                                                                 Estimated
                                                                  useful
                                       1996          1995          lives
                                       ----          ----          -----
     Building and improvements     $ 1,457,251     1,444,089    20 years
     Machinery and equipment         4,663,090     4,092,844    5-15 years
                                     ---------     ---------
                                   $ 6,120,341     5,536,933
                                     =========     =========










                                       F-8
 (4)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and 1995 are presented below:

                                                   1996          1995
                                                   ----          ----

Deferred tax assets:
   Accounts receivable, principally due to
      allowance for doubtful accounts           $  32,000        41,000
   Inventories, principally due to valuation
      allowance for financial reporting purposes
      and additional costs inventoried for
      tax purposes                                316,000       297,000
   Accrued expenses, principally due to accrual
     for financial reporting purposes              32,000        38,000
   Net operating loss carryforwards               313,000       377,000
   Tax credit carryforwards                       214,000       214,000
                                                  -------       -------
          Total gross deferred tax assets         907,000       967,000

          Less valuation allowance               (187,000)     (187,000)
                                                  -------       -------
                                                  720,000       780,000
                                                  -------       -------
Deferred tax liabilities:
   Property, plant, and equipment, principally
      due to differences in depreciation         (104,000)      (70,000)
   Other                                          (12,000)      (42,000)
                                                  -------       -------
                                                 (116,000)     (112,000)
                                                  -------       -------
          Net deferred tax assets               $ 604,000       668,000
                                                  =======       =======

Net deferred tax assets are included in the accompanying balance sheets at March 31, 1996 and 1995 as:

                                                   1996          1995
                                                   ----          ----

Deferred income taxes, current asset            $ 445,000       440,000
Deferred income taxes, noncurrent asset           159,000       228,000
                                                  -------       -------
                                                $ 604,000       668,000
                                                  =======       =======











                                       F-9
In evaluating deferred tax assets, management assesses the likelihood the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income during the periods in which those temporary differences are deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset related to net operating loss and tax credit carryforwards, the Company will need to generate future taxable income of approximately $170,000 each year prior to the expiration of the net operating loss and tax credit carryforwards in 2003 and 2002, respectively. Taxable income for the years ended March 31, 1996, 1995 and 1994 was approximately $2,800,000, $2,200,000 and $2,800,000, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 1996. The valuation allowance at March 31, 1996 and 1995 relates to tax credit carryforwards which management expects to expire unused.

At March 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $824,000, which are available to offset future taxable income through 2003. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $214,000, which are available to offset future Federal income taxes through 2002. As a result of an ownership change in 1989, the Internal Revenue Code limits the income tax benefit of net operating loss and tax credit carryforwards to approximately $65,000 each year.

Income tax expense for the years ended March 31, 1996, 1995 and 1994 consists of:


                                     1996          1995          1994
                                     ----          ----          ----
     Current:
        Federal                  $   936,214       669,000       997,000
        State                        165,600       135,000       192,500
                                   ---------     ---------     ---------
                                   1,101,814       804,000     1,189,500
                                   ---------     ---------     ---------
     Deferred:
        Federal                       55,000      (222,000)     (294,000)
        State                          9,000       (37,000)      (50,000)
                                   ---------     ---------     ---------
                                      64,000      (259,000)     (344,000)
                                   ---------     ---------     ---------
                                 $ 1,165,814       545,000       845,500
                                   =========     =========     =========










                                       F-10
The significant components of deferred income tax expense (benefit) for the years ended March 31, 1996, 1995 and 1994 are as follows:


                                          1996          1995          1994
                                          ----          ----          ----

Deferred tax expense (benefit)
  (exclusive of the effects of
   other components listed below)      $  (1,000)       81,000       (21,000)
Benefits of operating loss carryforwards  65,000        65,000        65,000
Investment tax credits                     -             -           (53,000)
Decrease in beginning-of-the-year balance
  of the valuation allowance for deferred
  tax assets                               -          (405,000)     (335,000)
                                         -------       -------       -------
                                       $  64,000      (259,000)     (344,000)
                                         =======       =======       =======


Income tax expense for the years ended March 31, 1996, 1995 and 1994 differs from the amounts computed by applying the Federal income tax rate of 34% to pretax income as a result of the following:


                                         1996          1995          1994
                                         ----          ----          ----

Computed expected tax expense        $ 1,090,000       820,000     1,068,000
Increase (reduction) in income taxes
   resulting from:
      Change in valuation allowance
        for deferred tax assets           -          (405,000)     (335,000)
      State income taxes, net of
         Federal income tax benefit      115,000        65,000        94,000
      Other                              (39,186)       65,000        18,500
                                       ---------     ---------     ---------
                                     $ 1,165,814       545,000       845,500
                                       =========     =========     =========




















                                       F-11
(5)  Long-Term Debt

Long-term debt at March 31, 1996 and 1995 consists of the following:

                                                       1996          1995
                                                       ----          ----

$2,500,000 line of credit, interest at LIBOR plus 200
   basis points (7.41% at March 31, 1996); payable
   monthly, due August 1997; secured by receivables,
   inventories and equipment (subject to provisions
   stated below)                                    $     100           100
First mortgage note payable; interest at prime (8.25%
   at March 31, 1996); due in monthly installments
   of $6,250, plus interest, matures December 2000;
   secured by operating facility                      356,250       431,250
                                                      -------       -------
     Total long-term debt                             356,350       431,350

Less current installments                              75,000        75,000
                                                      -------       -------
     Long-term debt, excluding current installments $ 281,350       356,350
                                                      =======       =======

Borrowings under the line of credit are limited to 80% of eligible accounts receivable under 90 days, plus the lesser of 40% of eligible inventory or $450,000. The line of credit is secured by receivables, inventories, and equipment, and requires the Company to maintain certain financial ratios and a minimum tangible net worth amount.

The aggregate maturities of long-term debt are:

              Year ending March 31,

                     1997                               $  75,000
                     1998                                  75,100
                     1999                                  75,000
                     2000                                  75,000
                     2001                                  56,250
                                                          -------
                                                        $ 356,350
                                                          =======

















                                       F-12
(6)  Stock Options, Grants and Warrants

Under the Company's qualified incentive stock option plan which expired in October 1991, 546,667 shares of common stock were reserved for issuance upon exercise of options granted to officers and key employees. Options granted are exercisable at any time after the date of grant. In August 1993, the shareholders approved a new incentive stock option plan which reserved 166,667 shares of common stock for issuance upon exercise of options granted to officers and employees. Options granted are exercisable equally over three years after the date of grant.

The plans provide that the option price will be fixed by the Board of Directors but will not be less than 100% of the fair market value of the stock at the date of grant. Options granted expire ten years after the date of grant. Options may be exercised by payment of cash or with stock of the Company owned by the officer or employee. Option transactions and other information relating to the plans for the three years ended March 31, 1996 are as follows:

                                           Number of          Option price
                                            shares             per share
                                           ---------           ---------
Outstanding at March 31, 1993               283,681        $  .75 to $4.14
   Granted                                   50,333                  $5.52
   Exercised                               (107,494)       $  .75 to $4.14
                                            -------

Outstanding at March 31, 1994               226,520        $  .75 to $5.52
   Granted                                  116,167        $ 4.02 to $5.43
   Exercised                               (121,564)       $  .75 to $4.14
   Canceled                                    (667)                 $5.52
                                            -------

Outstanding at March 31, 1995               220,456        $  .75 to $5.52
   Granted                                    9,800                  $5.44
   Exercised                                (58,737)       $  .75 to $4.03
   Canceled                                 (67,866)       $  .75 to $5.52
                                            -------

Outstanding at March 31, 1996               103,653        $  .75 to $5.52
                                            =======


















                                       F-13
The Company adopted a nonqualified stock option plan in December 1989 and reserved a total of 266,667 shares of its common stock for future issuance to selected officers, directors, consultants and other key employees designated by the Company's Board of Directors. In August 1993 the shareholders approved an increase in the total number of reserved shares from 266,667 to 333,333. Previously granted nonqualified stock options were ratified and authorized as options under the nonqualified stock option plan. During the years ended March 31, 1996, 1995 and 1994, individuals purchased 14,000, 33,889 and 10,000 shares, respectively, of common stock through the exercise of nonqualified stock options. Information relating to remaining options, all of which are outstanding and exercisable, are as follows:



                                  Number of     Option price     Term of
     Option dates                  shares        per share        option
     ------------                 ---------      ---------       -------
    July 14, 1988                 121,956           1.37        10 years
    September 28, 1990             23,810           1.31        10 years
    November 11, 1991              16,669            .75        10 years
    August 25, 1993                 5,000           5.53         5 years
    August 23, 1995                29,468           5.44        10 years
                                  -------
                                  196,903
                                  =======

Shares available for future grants totaled 38,540 at March 31, 1996. The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue at March 31, 1995. There were no reserved shares issued during the years ended March 31, 1996, 1995 or 1994.

In connection with the January 1990 issuance of common stock through a public offering, the Company issued 913,600 Class A redeemable warrants. During 1994, 907,433 shares were issued upon exercise of Class A warrants. Additionally, the Company issued warrants to the underwriter of the January 1990 public offering of common stock, which entitle the underwriter to purchase up to 76,133 shares of the Company's common stock at a price of $2.88 per share. The warrants were all exercised during 1994.


(7)  Leases

The Company leases the land on which its operating facility is located. This operating lease is for a period of twenty years through 2001 with options to renew for two additional ten-year periods. The lease provides for rent adjustments every five years. The Company is responsible for payment of taxes, insurance, and maintenance. In the event the Company elects to terminate the lease, title to all structures on the land reverts to the lessor. The Company also leases certain office equipment under long-term operating lease agreements.







                                       F-14
Future minimum lease payments under noncancelable operating leases as of March 31, 1996 are:

               Year ending March 31,
               ---------------------
                      1997                              $  35,000
                      1998                                 23,000
                      1999                                 23,000
                      2000                                 23,000
                      2001                                 23,000
                   Thereafter                               9,000
                                                          -------
           Total minimum lease payments                 $ 136,000
                                                          =======

Rental expense for all operating leases was approximately $56,000 in 1996, $50,000 in 1995, and $59,000 in 1994.


(8)  Major Customers

The Company operates in one business segment - the design, development, manufacture and marketing of electronic control and measurement devices for the distribution of electric power.

Individual customers and aggregate exports which accounted for 10% or more of sales were:

                                                 Year ended March 31
                                                 -------------------
              Customer                    1996          1995          1994
              --------                    ----          ----          ----
Fleck Manufacturing, Inc. (a
   Xerox Corporation supplier)        $ 2,358,887     3,090,322     2,981,063
                                        =========     =========     =========
Exports:
   Canada                             $ 2,367,890     3,168,677     3,084,235
   Far East                             1,967,494       725,368       343,854
   Europe                               1,750,257     5,748,882     3,789,053
   Mexico                                 569,845       549,980       465,798
   Australia                              438,875       536,176       398,456
                                        ---------     ---------     ---------
      Total exports (including
         Fleck Manufacturing, Inc.)   $ 7,094,361    10,729,083     8,081,396
                                        =========    ==========     =========
Libby Corporation                     $     -             -         3,432,952
                                        =========    ==========     =========

At March 31, 1996, receivables from Fleck Manufacturing, Inc. were $80,845.










                                       F-15
(9)  Benefit Plan

The Company adopted a 401(k) plan effective January 1, 1994. The Plan covers all employees with one year of service who are at least twenty-one years old. The Company matches employee contributions dollar-for-dollar up to $250. Total Company contributions were approximately $19,000 in 1996, $13,000 in 1995 and $16,000 in March 1994.


(10)  Litigation

In March 1995, the Company, along with seven other defendants, was sued in Harris County, Texas. The suit claims, among other things, that the Company's GFCI product was defectively designed and manufactured and caused the death by electrocution of an individual. The suit seeks unspecified compensatory and exemplary damages in excess of $100,000. The Company has both product liability and umbrella liability insurance. The case is in the discovery stage. Management believes the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


(11)  Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenues, operating income, net income and earnings per share, by quarter, for the years ended March 31, 1996 and 1995 are:

                             First        Second        Third        Fourth
                            quarter       quarter      quarter       quarter
                            -------       -------      -------       -------
Year ended March 31, 1996:
   Operating revenues    $ 4,415,990     4,385,585    4,353,880     4,223,766
                           =========     =========    =========     =========
   Operating income      $   951,001       645,076      673,542       714,324
                           =========     =========    =========     =========
   Net income            $   629,856       455,131      464,733       489,065
                           =========     =========    =========     =========
   Earnings per share        $ .12           .08         .09           .09
                              ====          ====        ====          ====

Year ended March 31, 1995:
   Operating revenues    $ 5,727,623     6,012,658     5,508,136    4,524,539
                           =========     =========     =========    =========
   Operating income      $   996,262       776,567       250,953      263,839
                           =========     =========     =========    =========
   Net income            $   645,956       630,833       177,771      413,397
                           =========     =========     =========    =========
   Earnings per share        $ .12           .12           .03          .08
                              ====          ====          ====         ====

The fourth quarter results for 1995 were positively impacted by a reduction in the valuation allowance for deferred tax assets of $405,000.






                                       F-16

                             TECHNOLOGY RESEARCH CORPORATION

                                       Schedule II

                            Valuation and Qualifying Accounts

                        Years ended March 31, 1996, 1995 and 1994



                                                Additions
                                          ----------------------
                             Balances at  Charged to  Charged to               Balances
                              beginning   costs and     other                    at end
     Description              of period    expenses    accounts   Deductions  of period
     -----------               ---------   ---------   ---------  ----------   --------

Allowance for doubtful accounts:

   Year ended March 31, 1996  $ 107,000        -           -        23,000       84,000
                                =======     =======     =======     =======     =======

   Year ended March 31, 1995  $ 128,000        -           -        21,000      107,000
                                =======     =======     =======    =======      =======

   Year ended March 31, 1994  $ 128,000      40,000        -         40,000     128,000
                                =======     =======     =======     =======     =======

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY RESEARCH CORPORATION



Dated:       7/1/96                 By:  /s/ Robert S. Wiggins
                                             Robert S. Wiggins
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                   Title                   Date
            ---------                   -----                   ----

                                Chairman, Chief Executive
                                Officer, and Director
                                (Principal Executive
                                Officer and Financial
 /s/ Robert S. wiggins          Officer)                       7/1/96
     Robert S. Wiggins


                                President and Director
     Raymond H. Legatti


 /s/ Edmund F. Murphy, Jr.      Director                      6/27/96
     Edmund F. Murphy, Jr.


 /s/ Jerry T. Kendall           Director                      6/27/96
     Jerry T. Kendall


                                Senior Vice President
                                Government Operations
                                and Marketing and
 /s/ Raymond B. Wood            Director                      6/28/96
     Raymond B. Wood