Form 10-Q
period 1996-06-30
TECHNOLOGY RESEARCH CORP
filed 1996-08-01
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 31, 1996
____________________________                   ____________________________
Common stock, $.51 par value                            5,318,902



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                    Page

Condensed Balance Sheets--June 30, 1996 and March 31, 1996......... 1

Condensed Statements of Income--Three months ended
     June 30, 1996 and June 30, 1995............................... 2

Condensed Statements of Cash Flows--Three months ended
     June 30, 1996 and June 30, 1995............................... 3

Notes to Condensed Financial Statements............................ 4

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations........................... 5


Part II - Other Information


Item 1 - Legal Proceedings......................................... 7

Item 2 - Exhibits and Reports on Form 8-K.......................... 7

Signatures......................................................... 8































PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                           CONDENSED BALANCE SHEETS
                                                  June 30       March 31
                                                    1996          1996
                                                -----------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $     323,437       341,601
  Short term investments                         4,109,982     4,084,698
  Accounts receivable, net                       2,027,574     2,607,152
  Inventories:
    Raw material                                 3,437,995     3,423,236
    Work in process                                915,398       945,795
    Finished goods                                 859,241       857,731
                                                ----------    ----------
      Total inventories                          5,212,634     5,226,762
  Prepaid expenses                                 202,082        94,205
  Deferred income taxes                            445,000       445,000
                                                ----------    ----------
      Total current assets                      12,320,709    12,799,418
                                                ----------    ----------
Property, plant, and equipment                   6,157,849     6,120,341
  Less accumulated depreciation                 (3,816,602)   (3,698,692)
                                                ----------    ----------
      Net property, plant, and equipment         2,341,247     2,421,649
                                                ----------    ----------
Deferred income taxes                              145,000       159,000
Other assets                                           423           523
                                                ----------    ----------
                                              $ 14,807,379    15,380,590
                                                ==========    ==========






















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $     75,000        75,000
  Accounts payable                                 912,931     1,236,591
  Accrued expenses                                 232,552       219,044
  Dividends payable                                340,841       336,052
  Income taxes payable                               -               991
                                                ----------    ----------
     Total current liabilities                   1,561,324     1,867,678
Long-term debt, excluding current installments     262,600       281,350
                                                ----------    ----------
     Total liabilities                           1,823,924     2,149,028
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,712,234     2,712,437
  Additional paid-in capital                     7,410,957     7,410,754
  Retained earnings                              2,860,264     3,108,371
                                                ----------    ----------
     Total stockholders' equity                 12,983,455    13,231,562
                                                ----------    ----------
                                              $ 14,807,379    15,380,590
                                                ==========    ==========

<F1>
* The balance sheet as of March 31, 1996 has been summarized from the Company's audited balance sheet as of that date.
<F2>
See accompanying notes to condensed financial statements.



























                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended
                                                    June 30

                                               1996        1995
                                            ----------  ----------

Operating revenues:
  Net sales                              $   3,279,337   4,244,029
  Royalties                                     98,130     171,961
                                            ----------  ----------
                                             3,377,467   4,415,990
                                            ----------  ----------

Operating expenses:
  Cost of sales                              2,304,931   2,596,028
  Selling, general, and administrative         735,862     638,721
  Research, development and engineering        278,133     230,240
                                            ----------  ----------
                                             3,318,926   3,464,989
                                            ----------  ----------
    Operating income                            58,541     951,001
                                            ----------  ----------
Other income (deductions):
  Interest and sundry income                    55,462      69,565
  Interest expense                              (8,976)    (10,896)
                                            ----------  ----------
                                                46,486      58,669
                                            ----------  ----------
       Income before income taxes              105,027   1,009,670
Income taxes                                    34,000     379,814
                                            ----------  ----------
       Net income                        $      71,027     629,856
                                            ==========  ==========

Earnings per share                       $        0.01        0.12
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,448,954   5,395,474
                                            ==========  ==========


Dividends paid                           $        0.06        0.06
                                            ==========  ==========

See accompanying notes to condensed financial statements.





                                  - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     Three  Months Ended
                                                           June 30

                                                      1996        1995
                                                   ----------  ----------

Cash flows from operating activities:
  Net income                                    $      71,027     629,856

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                           (51,943)    (48,524)
      Depreciation                                    117,910     115,604
      Decrease in accounts receivable                 579,578     405,580
      Decrease(increase) in inventories                14,128     (76,164)
      Increase in prepaid expenses                   (107,877)    (24,011)
      Decrease in deferred income taxes                14,000      16,000
      Decrease in other assets                            100      52,812
      Decrease in accounts payable                   (323,660)   (698,386)
      Increase in accrued expenses                     13,508      37,881
      Increase(decrease) in income taxes payable         (991)    306,500
                                                   ----------  ----------
        Net cash provided by operating activities     325,780     717,148
                                                   ----------  ----------

Cash flows from investing activities:
  Maturities of short-term investments              1,027,000     803,000
  Purchase of short-term investments               (1,000,341) (1,958,025)
  Capital expenditures                                (37,508)   (182,838)
                                                   ----------  ----------
        Net cash used in investing activities         (10,849) (1,337,863)
                                                   ----------  ----------

Cash flows from financing activities:
  Principal payments on long-term debt                (18,750)    (18,750)
  Proceeds from exercise of stock options               -          45,100
  Dividends paid                                     (314,345)      -
                                                   ----------  ----------

        Net cash provided by(used in)
            financing activities                     (333,095)     26,350
                                                   ----------  ----------
Decrease in cash and cash equivalents                 (18,164)   (594,365)

Cash and cash equivalents at beginning of period      341,601   1,707,930
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     323,437   1,113,565
                                                   ==========  ==========

See accompanying notes to condensed financial statements.

                                  - 3 -
                       TECHNOLOGY RESEARCH CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)



1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim period.

    The results of operations for the three month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. Short-term investments consist of U.S. Treasury Bills with a purchased maturity of greater than three months.

3. Earnings per share has been computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Common share equivalents included in the computation represent shares issuable upon exercise of stock options which would have a dilutive effect in years where there are earnings.



































                                  - 4 -
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Current Three Months Ended June 30, 1996 versus Three Months Ended
June 30, 1995

Operating revenues (net sales and royalties) for the Company's first quarter ended June 30, 1996 were $3,377,467, compared to $4,415,990 reported in the same quarter of the prior year, a decrease of approximately 24%. Net income for the current quarter was $71,027, compared to net income of $629,856, for the prior year's quarter, a decrease of approximately 89%. The earnings per share for the current period were $.01 as compared to $.12 for the comparable period last year.

The lower revenues were due to commercial sales being down $561,533, military sales being down $403,159 and royalty income being down $73,831 over the prior fiscal period. The Company believes that its revenue and profit will increase in Fiscal Year 1997, compared to Fiscal Year 1996, thus the results of the first fiscal quarter are not expected to be indicative of the full year. The reduction in commercial sales was evenly distributed over sales to Xerox and to the sprayer/washer and OEM markets. The Company expects sales to Xerox and its OEM market to stabilize and increase as the fiscal year progresses, but the Company does not anticipate increased sales to the sprayer/washer market, as UL has not commented on when enforcement will begin for the change in the National Electric Code requiring attached GFCI protection for these products. Military product shipments continue to be impacted by the transition period from the previous to the new Tactical Quiet Generator Systems Program contract; however, First Article testing by the prime contractor is now complete, and the Company will begin shipments of product under the new contract in the second quarter of Fiscal Year 1997. The new contract covers approximately a two-year period with a total expected value of $4,900,000. Royalty income was down, as expected, due to less royalties from Windmere Corporation.

Because Xerox and its suppliers account for such a large percentage of the Company's revenue (approximately 42% for the first fiscal quarter), the loss of Xerox as a customer would have a material adverse effect on the Company's business.

The Company is actively promoting the "Fire Shield" line of appliance cords and extension cords to the market. This unique product helps prevent fires caused by damaged or aging appliance and extension cords. Numerous customer leads have been generated through the Company's product releases, direct mailings, sales calls and advertising with samples being shipped to customers for evaluation and qualification. The Company's proactive sales efforts are targeting the consumer appliance manufacturers directly, the insurance industry and the industry's regulating bodies; however, the Company does not expect such efforts to generate significant revenues for the Company in Fiscal Year 1997.






                                  - 5 -
The Company continues to develop a direct consumer sales initiative through the use of independent distributors that specialize in selling products directly to the household consumer. The safety package that will be marketed through this facility will consist of several of the Company's products, including "Electra Shield", "Fire Shield" and "Shock Shield", among other safety products related to the home. The Company expects sales can be achieved through this marketing strategy beginning in the third and fourth quarters of Fiscal Year 1997.

As noted in the Company's Form 10-K, the Company obtained an exclusive license to manufacture, market and sell products inherent to two U.S. Patents. The Company has named the line of products associated with these patents, "Drag Strip", as the product is designed to protect power cord connections from separation and damage. The Company expects, although with no assurances, the "Drag Strip" products to add approximately $1 million dollars to its annual sales each year.

Cost of sales was approximately 70% of net sales for the current quarter and 61% of net sales for the same period last year. The difference was due primarily to the inefficiencies of maintaining direct labor for higher sales levels.

Selling, general and administrative expenses for the current quarter were $735,862, compared to $638,721 in the same period last year, an increase of approximately 15%. Selling expenses were $512,106 for the current quarter, compared to $438,531 in the same period last year, an increase of approximately
 17%, reflecting higher salary, advertising and commission expenses. General and administrative expenses were $223,756, compared to $200,190 in the same period last year, an increase of approximately 12% over comparable periods, reflecting higher salary and employee relation expenses.

Research, development and engineering expenses for the current quarter were $278,133, compared to $230,239 for the same period in the prior year, an increase of approximately 21%, reflecting higher salary and UL expenses.

Interest and sundry income, net of interest expense, for the current quarter was $46,486, compared to $58,669 for the same period last year, reflecting lower returns on the Company's short-term investments.

Liquidity and Capital Resources

As of June 30, 1996, the Company's cash and cash equivalents decreased to $323,437 from the March 31, 1996 total of $341,601, and short term investments increased to $4,109,982 from the March 31, 1996 total of $4,084,698. The short term investments are comprised of U.S. Treasury Bills.

On August 22, 1995, the Company's institutional lender renewed its commercial line of credit at $2,500,000 and extended the maturity date to August 15, 1997. The lender continues to give the Company the option of borrowing at the lender's prime rate of interest or the 30 day London Interbank Offering Rate(L.I.B.O.R.) plus 200 basis points. The lender also continues to make available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing.
The Company did not use its line of credit in the current period, and the mortgage payable to the Company's institutional lender as of June 30, 1996 was $337,600, compared to $356,350 at March 31, 1996.



                                   - 6 -
The Company's working capital decreased by $172,355 to $10,759,385 at June 30, 1996, compared to $10,931,740 at March 31, 1996. The Company believes that its cash flow from operations, the available bank line, and its current cash position will be sufficient to meet its working capital requirements for the immediate future.

The first quarter dividend of $.06 per share was paid on July 17, 1996 to shareholders of record on June 30, 1996.


Part II - Other Information


Item 1.  Legal Proceedings

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






























                                  - 7 -
                ___________________________________________


                                SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



       August , 1996          Robert S. Wiggins
___________________________   __________________________________
          Date                Robert S. Wiggins, Chairman and
                              Chief Executive Officer,
                              Principal Financial Officer
                              (Duly Authorized Officer)