Form 10-Q
period 1996-09-30
TECHNOLOGY RESEARCH CORP
filed 1996-11-01
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996

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



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                    Page

Condensed Balance Sheets--September 30, 1996 and March 31, 1996.... 1

Condensed Statements of Income--Three months and six months ended
     September 30, 1996 and September 30, 1995..................... 2

Condensed Statements of Cash Flows--Six months ended
     September 30, 1996 and September 30, 1995..................... 3

Notes to Condensed Financial Statements............................ 4

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations........................... 5


Part II - Other Information


Item 1 - Legal Proceedings......................................... 7

Item 4 - Submission of Matters to a Vote of Shareholders............8

Item 6 - Exhibits and Reports on Form 8-K.......................... 8


Signatures......................................................... 9




























PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                           CONDENSED BALANCE SHEETS
                                               September 30    March 31
                                                   1996          1996
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $     164,136       341,601
  Short term investments                         4,083,660     4,084,698
  Accounts receivable, net                       2,190,381     2,607,152
  Inventories:
    Raw material                                 3,828,357     3,423,236
    Work in process                                923,949       945,795
    Finished goods                                 723,137       857,731
                                                ----------    ----------
      Total inventories                          5,475,443     5,226,762
  Prepaid expenses                                 203,667        94,205
  Deferred income taxes                            417,000       445,000
                                                ----------    ----------
      Total current assets                      12,534,287    12,799,418
                                                ----------    ----------
Property, plant, and equipment                   6,296,915     6,120,341
  Less accumulated depreciation                 (3,946,167)   (3,698,692)
                                                ----------    ----------
      Net property, plant, and equipment         2,350,748     2,421,649
                                                ----------    ----------
Deferred income taxes                              127,343       159,000
Other assets                                         2,060           523
                                                ----------    ----------
                                              $ 15,015,438    15,380,590
                                                ==========    ==========






















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $     75,000        75,000
  Accounts payable                               1,109,714     1,236,591
  Accrued expenses                                 222,577       219,044
  Dividends payable                                345,141       336,052
  Income taxes payable                              51,918           991
                                                ----------    ----------
     Total current liabilities                   1,804,350     1,867,678
Long-term debt, excluding current installments     243,850       281,350
                                                ----------    ----------
     Total liabilities                           2,048,200     2,149,028
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,712,640     2,712,437
  Additional paid-in capital                     7,410,551     7,410,754
  Retained earnings                              2,843,047     3,108,371
                                                ----------    ----------
     Total stockholders' equity                 12,966,238    13,231,562
                                                ----------    ----------
                                              $ 15,014,438    15,380,590
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



























                                     - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        Three Months Ended       Six Months Ended
                                           September 30            September 30

                                         1996        1995        1996        1995
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   3,551,235   4,171,788   6,830,572   8,415,818
  Royalties                              137,692     213,797     235,822     385,757
                                      ----------  ----------  ----------  ----------
                                       3,688,927   4,385,585   7,066,394   8,801,575
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        2,361,474   2,780,050   4,666,405   5,376,077
  Selling, general, and administrative   776,381     705,430   1,512,243   1,344,151
  Research, development and engineering  295,573     255,029     573,706     485,270
                                      ----------  ----------  ----------  ----------
                                       3,433,428   3,740,509   6,752,354   7,205,498
                                      ----------  ----------  ----------  ----------
    Operating income                     255,499     645,076     314,040   1,596,077
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              58,123      68,633     113,585     138,197
  Interest expense                        (8,579)    (11,578)    (17,555)    (22,473)
                                      ----------  ----------  ----------  ----------
                                          49,544      57,055      96,030     115,724
                                      ----------  ----------  ----------  ----------
       Income before income taxes        305,043     702,131     410,070   1,711,801
Income taxes                               3,126     247,000      37,126     626,814
                                      ----------  ----------  ----------  ----------
       Net income                  $     301,917     455,131     372,944   1,084,987
                                      ==========  ==========  ==========  ==========
Earnings per share                 $        0.06        0.08        0.07        0.20
                                      ==========  ==========  ===========  =========

Weighted average number of common
  and equivalent shares outstanding    5,432,392   5,392,499   5,418,696   5,383,817
                                      ==========  ==========  ==========  ==========

Dividend declared per share        $        0.06       0.06         0.12        0.12
                                      ==========  ==========  ==========  ==========


See accompanying notes to condensed financial statements.






                                     - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Six  Months Ended
                                                         September 30

                                                      1996        1995
                                                   ----------  ----------

Cash flows from operating activities:
  Net income                                    $     372,944   1,084,987

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                          (106,814)   (104,998)
      Depreciation                                    247,475     233,295
      Decrease in accounts receivable                 416,771     673,058
      Decrease(increase) in inventories              (248,681)   (622,776)
      Increase in prepaid expenses                   (109,462)    (60,497)
      Decrease in deferred income taxes                59,657      32,000
      Decrease in other assets                         (1,537)     52,812
      Decrease in accounts payable                   (126,877)   (338,561)
      Increase in accrued expenses                      3,533      44,896
      Increase(decrease) in income taxes payable       50,927     (85,491)
                                                   ----------  ----------
        Net cash provided by operating activities     557,936     908,725
                                                   ----------  ----------

Cash flows from investing activities:
  Maturities of short-term investments             (3,001,148) (2,957,884)
  Purchase of short-term investments                3,109,000   1,803,000
  Capital expenditures                               (176,574)   (354,821)
                                                   ----------  ----------
        Net cash used in investing activities         (68,722) (1,509,705)
                                                   ----------  ----------

Cash flows from financing activities:
  Principal payments on long-term debt                (37,500)    (37,500)
  Proceeds from exercise of stock options               -          58,013
  Dividends paid                                     (629,179)   (316,890)
                                                   ----------  ----------

        Net cash provided by(used in)
            financing activities                     (666,679)   (296,377)
                                                   ----------  ----------
Decrease in cash and cash equivalents                (177,465)   (897,357)

Cash and cash equivalents at beginning of period      341,601   1,707,930
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     164,136     810,573
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

    The results of operations for the six-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

Current Six Months Ended September 30, 1996 versus Six Months Ended September 30, 1995

Operating revenues (net sales and royalties) for the second quarter ended September 30, 1996 were $3,688,927, compared to $4,385,585 reported in the same quarter of the prior year, a decrease of approximately 16%. Net income for the current quarter was $301,917, compared to $455,131, for the prior year's quarter, a decrease of approximately 34%. The earnings per share for the current period were $.06 per share as compared to $.08 for the comparable period last year.

Operating revenues (net sales and royalties) for the six-month period ended September 30, 1996 were $7,066,394, compared to $8,801,575 reported in the same period for the prior year, a decrease of approximately 20%. Net income for the six-month period was $372,944, compared to $1,084,987, for the same period in the prior year, a decrease of approximately 66%. The earnings per share for the six-month period were $.07 per share as compared to $.20 for the comparable period last year.

The lower revenues were due to commercial sales being down $844,550 over the prior six-month period while military sales showed a decrease of $740,695. Royalty income was down by $149,936. The reduction in commercial sales was evenly distributed over sales to Xerox and to the sprayer/washer and OEM markets. The Company expects sales to Xerox and its OEM market to stabilize and increase as the fiscal year progresses, but the Company does not anticipate increased sales to the sprayer/washer market, as UL has not commented on when enforcement will begin for the change in the National Electric Code requiring attached GFCI protection for these products.
Military product shipments continue to be impacted by the transition period from the previous to the new Tactical Quiet (TQ) Generator Systems Program contract; however, the Company has now received firm releases from the prime contractor. The Company began shipping limited product under the new contract in the current quarter, but full production is not expected until the fourth quarter. The new contract covers approximately a two-year period with a total expected value of $4,900,000. Royalty income was down, as expected, due to less royalties from Windmere Corporation.

The Company believes that revenues and profits will continue to improve as the fiscal year progresses; however, revenues from "Fire Shield" and TRC Consumer Marketing will be needed, in addition to the Company's existing business, to achieve growth over Fiscal Year 1996. The Company continues to actively promote the "Fire Shield" line of appliance cords and extension cords to the market. The "Fire Shield" extension cords are currently being sold through TRC Consumer Marketing and TRC Distribution in modest quantities; however, the






                                     - 5 -
Company has yet to receive significant orders for this product. The Company also continues to develop a direct consumer sales initiative through the use of independent distributors that specialize in selling products directly to the household consumer. The Company expects modest sales can be achieved through this marketing strategy beginning in the third and fourth quarters of Fiscal Year 1997. The Company expensed over $250,000 in the "Fire Shield" and TRC Consumer Marketing programs in the first six months of the current fiscal year, and the Company will continue to invest in these programs in expectation of significant revenues being generated from them in the future. In addition, the Company will increase its expenses for sales and marketing in the OEM and TRC Distribution areas as they also represent opportunity for revenue growth.

Cost of sales was approximately 66% of net sales for the current quarter and approximately 68% of net sales for the six-month period ended September 30, 1996, compared to 67% and 64% for the same periods last year. The Company expects cost of sales as a percent of sales to continue to remain stable throughout the fiscal year. The labor inefficiencies experienced in the first quarter of Fiscal Year 1997 are correcting themselves as the Company ramps up production for the TQ Generator Systems Program. The Company has given Xerox Corporation another price reduction, effective October 1, 1996; however, Xerox and its suppliers will start receiving product directly from China resulting in lower duty, freight and packaging costs to the Company, thus offsetting, in part, the effect of the price reduction. The Company, historically, has been successful in offsetting price reduction with product cost reduction in order to maintain acceptable margins with Xerox Corporation.

Selling, general and administrative expenses for the current quarter were $776,381 and $1,512,243 for the six-month period ended September 30, 1996, compared to $705,430 and $1,344,151 in the same periods last year, an increase of approximately 10% and 13%, respectively. Selling expenses were $481,654 for the current quarter and $993,760 for the six-month period ended September 30, 1996, compared to $432,604 and $871,136 in the same period last year, an increase of approximately 11% and 14%, respectively, reflecting expenses related to the "Fire Shield" and TRC Consumer Marketing programs. General and administrative expenses were $294,727 for the current quarter and $518,483 for the six-month period ended September 30, 1996, compared to $272,826 and $473,015 in the same periods last year, an increase of approximately 11% and 10%, respectively, reflecting higher salary, employee relation and shareholder relation expenses.

Research, development and engineering expenses for the current quarter were $295,573 and $573,706 for the six-month period ended September 30, 1996, compared to $255,029 and $485,270 for the same periods in the prior year, an increase of approximately 16% and 18%, respectively, reflecting higher salary related expenses.

Interest and sundry income, net of interest expense, for the current quarter was $49,544 and $96,030 for the six-month period ended September 30, 1996, compared to $57,055 and $115,724 for the same periods last year, reflecting lower returns on the Company's short-term investments.









                                     - 6 -
On August 20, 1996, the Company received a favorable ruling from the State of Florida regarding apportionment factors for state income tax purposes. As a result of this ruling, the Company is amending previously filed state income tax returns. Accordingly, the Company recorded a $240,000 state income tax credit, net of federal income taxes and adjustments in deferred taxes of $110,000, in the current quarter related to state income taxes paid in Fiscal Years 1993, 1994, 1995 and 1996. As long as the Company maintains "nexus" (doing business) outside the State of Florida, the Company's apportionment factors will result in a lower effective income tax rate.


Liquidity and Capital Resources

As of September 30, 1996, the Company's cash and cash equivalents decreased to $164,136 from the March 31, 1996 total of $341,601, and short term investments were $4,083,660, compared to the March 31, 1996 total of $4,084,698. The short term investments are comprised of U.S. Treasury Bills.

On August 22, 1995, the Company's institutional lender renewed its commercial line of credit at $2,500,000 and extended the maturity date to August 15, 1997. The lender continues to give the Company the option of borrowing at the lender's prime rate of interest or the 30 day London Interbank Offering Rate(L.I.B.O.R.) plus 200 basis points. The lender also continues to make available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing. The Company did not use its line of credit in the current period, and the mortgage payable to the Company's institutional lender as of June 30, 1996 was $318,850, compared to $356,350 at March 31, 1996.

The Company's working capital decreased by $201,803 to $10,729,937 at September 30, 1996, compared to $10,931,740 at March 31, 1996. The Company believes that its cash flow from operations, the available bank line, and its current cash position will be sufficient to meet its working capital requirements for the immediate future.

The second quarter dividend of $.06 per share was paid on October 15, 1996 to shareholders of record on September 30, 1996.


Part II - Other Information


Item 1.  Legal Proceedings

In March 1995, the Company, along with seven other defendants, was sued in Harris County, Texas. The suit claims, among other things, that the Company's GFCI product was defectively designed and manufactured and caused the death by electrocution of an individual. The parties to the lawsuit have agreed to an "out of court" settlement subject to final review and approval by the Court. The Company's product liability insurance will cover the settlement cost.








                                     - 7 -
Item 4.  Submission of Matters to a Vote of Shareholders

At the Company's annual meeting of shareholders held on August 22, 1996, the following matters were submitted for a vote by the shareholders:

     1. To elect five members of the Board of Directors who will be elected to a one-year term of office.

                                  VOTES FOR   VOTES AGAINST
                                  ---------   -------------
         Robert S. Wiggins        4,666,266         168,539
         Raymond H. Legatti       4,668,100         166,705
         Raymond B. Wood          4,668,033         166,772
         Edmund F. Murphy, Jr.    4,666,133         168,672
         Jerry T. Kendall         4,667,399         167,406


     2. To ratify the selection by the Company's Board of Directors of KPMG Peat Marwick LLP, Certified Public Accountants, as independent auditors of the Company for its fiscal year ending March 31, 1997.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To ratify auditors       4,730,148           7,463            34,523


     3. To consider and vote upon a proposal to adopt the 1996 Stock Option Performance Plan.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To approve plan          2,474,587         390,836           169,508


Item 6.  Exhibits and Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter covered by this Report.





















                                     - 8 -
                 ___________________________________________


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     November 1, 1996         Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                     - 9 -