Form 10-Q
period 1996-12-31
TECHNOLOGY RESEARCH CORP
filed 1997-02-06
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1996

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at January 31, 1997
____________________________                   _______________________________
Common stock, $.51 par value                            5,324,237



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                    Page

Condensed Balance Sheets--December 31, 1996 and March 31, 1996..... 1

Condensed Statements of Income--Three months and nine months ended
     December 31, 1996 and December 31, 1995....................... 2

Condensed Statements of Cash Flows--Nine months ended
     December 31, 1996 and December 31, 1995....................... 3

Notes to Condensed Financial Statements............................ 4

Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations........................... 5


Part II - Other Information


Item 1 - Legal Proceedings......................................... 7

Item 2 - Changes in Securities..................................... 8

Item 3 - Defaults Upon Senior Securities........................... 8

Item 4 - Submission of Matters to a vote of Shareholders............8

Item 5 - Other Information......................................... 8

Item 6 - Exhibits and Reports on Form 8-K...........................8


Signatures......................................................... 9






















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                           CONDENSED BALANCE SHEETS
                                                December 31    March 31
                                                   1996          1996
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $     986,697       341,601
  Short term investments                         3,075,515     4,084,698
  Accounts receivable, net                       2,387,000     2,607,152
  Inventories:
    Raw material                                 3,713,820     3,423,236
    Work in process                                891,755       945,795
    Finished goods                                 616,700       857,731
                                                ----------    ----------
      Total inventories                          5,222,275     5,226,762
  Prepaid expenses                                 221,835        94,205
  Deferred income taxes                            403,000       445,000
                                                ----------    ----------
      Total current assets                      12,296,322    12,799,418
                                                ----------    ----------
Property, plant, and equipment                   6,515,573     6,120,341
  Less accumulated depreciation                 (4,068,059)   (3,698,692)
                                                ----------    ----------
      Net property, plant, and equipment         2,447,514     2,421,649
                                                ----------    ----------
Deferred income taxes                              125,750       159,000
Other assets                                         2,423           523
                                                ----------    ----------
                                              $ 14,872,009    15,380,590
                                                ==========    ==========






















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $     75,000        75,000
  Accounts payable                               1,257,095     1,236,591
  Accrued expenses                                 176,289       219,044
  Dividends payable                                345,918       336,052
  Income taxes payable                                   -           991
                                                ----------    ----------
     Total current liabilities                   1,854,302     1,867,678
Long-term debt, excluding current installments     225,100       281,350
                                                ----------    ----------
     Total liabilities                           2,079,402     2,149,028
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,715,361     2,712,437
  Additional paid-in capital                     7,409,580     7,410,754
  Retained earnings                              2,667,666     3,108,371
                                                ----------    ----------
     Total stockholders' equity                 12,792,607    13,231,562
                                                ----------    ----------
                                              $ 14,872,009    15,380,590
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



























                                     - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        Three Months Ended       Nine Months Ended
                                            December 31             December 31

                                         1996        1995        1996        1995
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   3,802,003   4,136,934  10,632,575  12,552,751
  Royalties                               77,624     216,946     313,446     602,704
                                      ----------  ----------  ----------  ----------
                                       3,879,627   4,353,880  10,946,021  13,155,455
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        2,729,293   2,756,469   7,395,698   8,132,547
  Selling, general, and administrative   746,945     690,288   2,259,188   2,034,440
  Research, development and engineering  235,294     233,581     809,000     718,849
                                      ----------  ----------  ----------  ----------
                                       3,711,532   3,680,338  10,463,886  10,885,836
                                      ----------  ----------  ----------  ----------
    Operating income                     168,095     673,542     482,135   2,269,619
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              54,072      69,342     167,657     207,540
  Interest expense                        (8,094)    (10,151)    (25,649)    (32,625)
                                      ----------  ----------  ----------  ----------
                                          45,978      59,191     142,008     174,915
                                      ----------  ----------  ----------  ----------
       Income before income taxes        214,073     732,733     624,143   2,444,534
Income taxes                              70,000     268,000     107,126     894,814
                                      ----------  ----------  ----------  ----------
       Net income                  $     144,073     464,733     517,0174  1,549,720
                                      ==========  ==========  ==========  ==========
Earnings per share                 $        0.03        0.09        0.10        0.29
                                      ==========  ==========  ===========  =========

Weighted average number of common
  and equivalent shares outstanding    5,438,892   5,405,639   5,441,928   5,407,725
                                      ==========  ==========  ==========  ==========

Dividend declared per share        $        0.06       0.06         0.18        0.18
                                      ==========  ==========  ==========  ==========


See accompanying notes to condensed financial statements.






                                     - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Nine  Months Ended
                                                         December 31

                                                      1996        1995
                                                   ----------  ----------

Cash flows from operating activities:
  Net income                                    $     517,017   1,549,720

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                          (153,669)   (166,953)
      Depreciation                                    369,367     349,595
      Decrease in accounts receivable                 220,152     484,505
      Decrease (increase) in inventories                4,487    (982,904)
      Increase in prepaid expenses                   (127,630)    (39,693)
      Decrease in deferred income taxes                75,250      48,000
      Decrease (increase) in other assets              (1,900)     52,812
      Increase (decrease) in accounts payable          20,504    (193,638)
      Increase (decrease) in accrued expenses         (42,755)     14,760
      Decrease in income taxes payable                   (991)    (60,500)
                                                   ----------  ----------
        Net cash provided by operating activities     879,832   1,055,704
                                                   ----------  ----------

Cash flows from investing activities:
  Maturities of short-term investments             (3,001,148) (4,958,036)
  Purchase of short-term investments                4,164,000   3,832,000
  Capital expenditures                               (395,232)   (417,212)
                                                   ----------  ----------
        Net cash provided by (used in)
            investing activities                      767,620  (1,543,248)
                                                   ----------  ----------

Cash flows from financing activities:
  Principal payments on long-term debt                (56,250)    (56,250)
  Proceeds from exercise of stock options               1,750      64,263
  Dividends paid                                     (947,856)   (629,308)
                                                   ----------  ----------

        Net cash used in financing activities      (1,002,356)   (621,295)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents      645,096  (1,108,839)

Cash and cash equivalents at beginning of period      341,601   1,707,930
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     986,697     599,091
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

    The results of operations for the nine-month period ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year.

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

Current Nine Months Ended December 31, 1996 versus Nine Months Ended December 31, 1995

Operating revenues (net sales and royalties) for the third quarter ended December 31, 1996 were $3,879,627, compared to $4,353,880 reported in the same quarter of the prior year, a decrease of approximately 11%. Net income for the current quarter was $144,073, compared to $464,733 for the prior year's quarter, a decrease of approximately 69%. The earnings per share for the current period were $.03 per share as compared to $.09 for the comparable period last year.

Operating revenues (net sales and royalties) for the nine-month period ended December 31, 1996 were $10,946,021, compared to $13,155,455 reported in the same period for the prior year, a decrease of approximately 17%. Net income for the nine-month period was $517,017, compared to $1,549,720 for the same period in the prior year, a decrease of approximately 67%. The earnings per share for the nine-month period were $.10 per share as compared to $.29 for the comparable period last year.

The lower revenues were due to commercial sales being down $1,568,811 over the prior nine-month period while military sales showed a decrease of $351,365. Royalty income was down by $289,258. The reduction in commercial sales was mainly due to the level of business with Xerox and, to a lesser extent, the sprayer/washer market. The revenues associated with Xerox were negatively impacted by another price reduction on October 1, 1996 and by the transition period of the Company supplying Xerox with its European product requirements instead of Temic Telefunken, which impacted the current quarter both in royalties from Temic and in shipments of piece parts to Temic which were used by Temic to manufacture finished product. This development should result in higher shipments to Xerox in the future. Military sales continued to improve in the current quarter with an increase of $389,330 over the same quarter of the prior year. The Company is now in full production of the products related to the Tactical Quiet Generator Systems program, which has an expected value of $4,900,000 over approximately two years. Royalty income was down, as expected, due to less royalties from Windmere Corporation and Temic Telefunken.















                                     - 5 -
The Company's revenues have increased from quarter to quarter this fiscal year, and the Company believes that revenues will continue to improve in the fourth quarter. The Company has yet, however, to experience the anticipated revenues from the "Fire Shield" products and the consumer marketing initiative, which were needed, in addition to the Company's existing business, to achieve revenue growth over Fiscal Year 1996. The Company believes that the market for "Fire Shield" is large and that the consumer market for the Company's products provide significant opportunities for growth; therefore, the Company will continue to increase its expenditures in market development in this fiscal year and thereafter.

The Company will be test marketing "Fire Shield" extension cords by way of a TV Infomercial which will be slated for viewing in four geographic areas in late February.

The Company is aggressively pursuing ways to produce quality products at lower costs using automation and alternative sites of manufacturing so that the Company can continue to be successful in reducing product cost to maintain acceptable profit margins (See Item 5. Other Information for further detail).

Cost of sales was approximately 72% of net sales for the current quarter and approximately 70% of net sales for the nine-month period ended December 31, 1996, compared to 67% and 65% for the same periods last year. The difference was primarily due to weaker profit margins resulting from a price reduction to Xerox Corporation, effective October 1, 1996, and due to the transition period of the Company shipping product directly to Xerox and its suppliers from China in the current quarter. This action will ultimately result in lower duty, freight and packaging costs to the Company, thus offsetting, in part, the effect of the price reduction. The Company, historically, has been successful in offsetting price reduction with product cost reduction in order to maintain acceptable margins with Xerox Corporation.

Selling, general and administrative expenses for the current quarter were $746,945 and $2,259,188 for the nine-month period ended December 31, 1996, compared to $690,288 and $2,034,440 in the same periods last year, an increase of approximately 8% and 11%, respectively. Selling expenses were $460,009 for the current quarter and $1,453,769 for the nine-month period ended December 31, 1996, compared to $410,523 and $1,281,659 in the same period last year, an increase of approximately 12% and 13%, respectively, reflecting expenses related to the marketing of the "Fire Shield" products and the consumer marketing program. General and administrative expenses were $286,936 for the current quarter and $805,419 for the nine-month period ended December 31, 1996, compared to $279,765 and $752,781 in the same periods last year, an increase of approximately 3% and 7%, respectively, reflecting comparable expenses year to year.

Research, development and engineering expenses for the current quarter were $235,294 and $809,000 for the nine-month period ended December 31, 1996, compared to $233,581 and $718,849 for the same periods in the prior year, an increase of approximately 13% for the nine-month period, reflecting higher salary related expenses.

Interest and sundry income, net of interest expense, for the current quarter was $45,978 and $142,008 for the nine-month period ended December 31, 1996, compared to $59,191 and $174,915 for the same periods last year, reflecting lower returns and average balances on the Company's short-term investments.



                                     - 6 -
Liquidity and Capital Resources

As of December 31, 1996, the Company's cash and cash equivalents was $986,697, compared to the March 31, 1996 total of $341,601, and short term investments were $3,075,515, compared to the March 31, 1996 total of $4,084,698. The short term investments are comprised of U.S. Treasury Bills.

On August 22, 1995, the Company's institutional lender renewed its commercial line of credit at $2,500,000 and extended the maturity date to August 15, 1997. The lender continues to give the Company the option of borrowing at the lender's prime rate of interest or the 30 day London Interbank Offering Rate(L.I.B.O.R.) plus 200 basis points. The lender also continues to make available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing. The Company did not use its line of credit in the current period, and the mortgage payable to the Company's institutional lender as of December 31, 1996 was $300,100, compared to $356,350 at March 31, 1996.

The Company's working capital decreased by $489,720 to $10,442,020 at December 31, 1996, compared to $10,931,740 at March 31, 1996. The Company believes that its cash flow from operations, the available bank line, and its current cash position will be sufficient to meet its working capital requirements for the immediate future.

The third quarter dividend of $.06 per share was paid on January 21, 1997 to shareholders of record on December 31, 1996.


Part II - Other Information


Item 1.  Legal Proceedings

In March 1995, the Company, along with seven other defendants, was sued in Harris County, Texas. The suit claims, among other things, that the Company's GFCI product was defectively designed and manufactured and caused the death by electrocution of an individual. The parties to the lawsuit have agreed to an "out of court" settlement subject to final review and approval by the Court. The Company's product liability insurance will cover its portion of the settlement cost.


















                                     - 7 -
Item 2.  Changes in Securities

Not Applicable.


Item 3.  Defaults Upon Senior Securities

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.


Item 5.  Other Information

On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC Honduras, S.A., a wholly owned subsidiary of Technology Research Corporation, for the purpose of manufacturing the Company's high-volume products. This decision was made in line with the Company's goal of always striving to improve quality, profit margins and customer satisfaction. TRC Honduras, S.A. will reside in a leased 42,000 square foot building located in ZIP San Jose, a free trade zone and industrial park, in San Pedro Sula, Honduras. The lease will be for a term of five years with an option to extend the lease for another five years if desired. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, a twenty year federal income tax holiday and a ten year municipal income tax holiday for the profits generated by the Honduran subsidiary, and various other benefits. TRC Honduras, S.A. will be funded with equity at one million four hundred thousand dollars to be used for machinery, equipment and various start-up cost. The Company expects to receive significant benefit from its investment in the form of profits and positive cash flow with first product shipments expected to begin from Honduras in April 1997 and full production expected by the third quarter of Fiscal Year 1998. Although the Company has several options available for financing its Honduran subsidiary, including using its bank line of credit or its short term investments, the Company is also investigating additional financing through its institutional lender.



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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     December 6, 1997         Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                     - 9 -