Form 10-K405
period 1997-03-31
TECHNOLOGY RESEARCH CORP
filed 1997-06-27
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 1997

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

5250   140th Avenue North,   Clearwater,  Florida                     33760
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 30, 1997, the number of shares outstanding of the registrant's common stock, $.51 par value was 5,332,571, and based on the closing sale price on such date, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $19,854,244.

Part III of this Form 10K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 1997.


                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 13
Item 3.  Legal Proceedings  ........................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders  ..........13


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ................................. 14
Item 6.  Selected Financial Data  ..................................... 15
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ......................... 16
Item 8.  Financial Statements and Supplementary Data  ................. 20
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 20


PART III

Item 10. Directors and Executive Officers of the Registrant  .......... 20
Item 11. Executive Compensation  ...................................... 20
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  ....................................... 20
Item 13. Certain Relationships and Related Transactions  .............. 20


PART IV

Item 14. Exhibits, Financial Statements Schedules,
         and Reports on Form 8-K  ..................................... 21


SIGNATURES  ........................................................... 24




















                                      Part I

ITEM 1.  BUSINESS

General

The Company was incorporated in Florida in June 1981 with the intended purpose of pursuing orders for products to be designed and manufactured for sale to the military engine generator set controls market, a segment with respect to which the Company's founders had acquired substantial experience.

The Company currently designs, develops, manufactures and markets electronic control and measurement devices related to the distribution of electric power and specializes in electrical safety products that protect against shock, electrocution and fires. Such products include ground fault protective devices, fire prevention devices for fires caused by aging appliance and extension cords, controls for electrical power generating systems, transformers and magnetics. These products are used in providing safe and efficient utilization and controlled distribution of electricity and have consumer, commercial and governmental applications in the United States and throughout the world.

Until the year ended March 31, 1989, a majority of the Company's revenues were derived from sales of military products. The Company believes that its successful design of ground fault devices for both personnel and equipment protection as well as meeting electrical safety requirements for personal care products, have formed the basis for the Company's success in the consumer/commercial, non-military markets.

Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------    -----        --------    -----       ----------
    1997   $ 12,803,181     85.3     $ 2,200,413     14.7     $ 15,003,594
    1996     14,541,301     87.7       2,040,000     12.3       16,581,301
    1995     18,095,134     86.4       2,840,423     13.6       20,935,557
    1994     14,022,113     71.2       5,681,341     28.8       19,703,454
    1993      8,786,733     73.5       3,162,054     26.5       11,948,787

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       1997             $ 381,977
                       1996               797,920
                       1995               837,399
                       1994               785,723
                       1993               925,800

The backlog of unshipped orders at March 31, 1997 was approximately
$5,822,000. This backlog consists of approximately 44% commercial product orders and approximately 56% military product orders. Of the current backlog, approximately $5,102,000 or 88% of such backlog is expected to be shipped within the year ended March 31, 1998, and approximately $720,000 or 12% of such backlog, primarily consisting of military orders for the Tactical Quiet Generator Systems contract, will be shipped in periods commencing thereafter.

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

A ground fault is essentially a small amount of electric current "leaking" to the exposed metal parts of an appliance or tool. Faults occur because of damage that causes internal wiring to touch these exposed metal parts or because an appliance or tool gets wet. Upon such occurrence, the entire device can become as electrically alive as the power line to which it is attached. If a person is touching such a live device while grounded (by being in contact with the ground or, for example, a metal cold water pipe, gas pipe, drain or any attached metal device), that person can be seriously or fatally injured by electric shock. Fuses or circuit breakers do not provide adequate protection against such shock, because the amount of current necessary to injure or kill a normal adult is far below the level of current required for the fuse to blow or the circuit breaker to trip. GFCIs constantly monitor electric current. As long as the amount of current returning from the appliance is equal to the amount that is directed to the device, the GFCI performs no activities. Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard. Upon recognizing that condition, the GFCI terminates the flow of electricity instantaneously.

An ELCI is a device intended to provide leakage current protection in appliances and utilization equipment whose function is to interrupt all ungrounded conductors of the supply circuit to electrical equipment in the event a current, in excess of the trip current, occurs between live parts and the grounded enclosure or other grounded parts. The basic standard used to investigate these products is the Standard for Ground Fault Circuit Interrupters, UL 943, excluding requirements concerning trip current and time. ELCIs are considered "equipment protection" devices. The Company has a unique versatile product called the "Electra Shield" which provides ELCI capability, three-mode surge suppression, power line filtering, and facsimile modem surge protection. This unique product offers multimedia protection for home and office personal computers, fax modems, TV and entertainment systems.

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


                                       -4-
Government and industry research into the major causes of fire has led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented "Fire Shield", a product designed to prevent fires caused by damaged or aging appliance and extension cords, which have been identified as a leading cause of electrical fires. According to the United States Consumer Product Safety Commission
(CPSC), these types of fires caused 149,900 residential structural fires involving electrical equipment, which resulted in 770 civilian deaths, more than 6,000 injuries and $1.2 billion in property losses. The CPSC estimates were based on 1990 fire service reports.

The Company currently manufactures and markets to an emerging market for personnel protection devices for electric vehicle ("EV") charging circuits. The new Article 625 of the 1996 Edition of the National Electrical Code requires electric vehicle charging systems to include a system that will protect people against serious electric shock in the event of a ground fault. The Company has pilot-production product at the majority of the major automobile manufacturers and is active with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis.

The National Electrical Code (the "Code") requires GFCIs for the protection of receptacle outlets outdoors, as well as in bathrooms, garages and other risk areas, and in new residences, hotels and public buildings.
The Code is followed by most local government building codes. There is increasing effort by certain groups such as the National Electric Manufacturers Association and Consumer Products Safety Commission to require GFCI protection in other locations and applications. The Company presently focuses its marketing efforts in certain spot markets which have developed in response to Code imposed requirements on contractors. For example, commencing in January 1989, high pressure sprayer manufacturers that desire Underwriter Laboratories ("UL") approval are required to include a GFCI and/or double-insulation protection on each electrically driven sprayer(see MD&A on page 16 for further discussion on this subject). The Company is a supplier to that original equipment manufacturer ("OEM") market. Another market that has developed in response to a Code requirement consists of contractors that use temporary power at a construction site. Although
OSHA has required such contractors for several years to utilize GFCIs at their construction sites, compliance with this requirement has been sporadic due to the cost normally associated with GFCIs. In October 1988, the Company introduced an industrial quality GFCI extension cord at a safety show and has introduced a wide variety of new products over the ensuing years. A new line of high current GFCIs were introduced as the Company continues to pursue meeting requirements for electrical safety across a broad market.

A Code requirement that became effective on January 1, 1991, requires that a protective device be incorporated into hair dryers, curling irons and crimpers to protect users from possible electrocution. In response to this Code change, the Company developed a smaller GFCI plug that incorporates its patented GFCI/ALCI technology. Additionally, the Company developed an Immersion Detection Circuit Interrupter ("IDCI") that can also be used to protect users of these products.

The Company currently manufactures and markets various portable GFCI and ELCI products, such as plug-in portable adapters, several extension cord models in various lengths, various modules for OEM customers, and variations of such products for voltage differences in both the United States and foreign markets. The Company has been issued five domestic and sixteen foreign patents on its portable GFCI which incorporate design features not available on any

                                       -5-
similar product known to the Company. The Company has entered into seven license agreements and three sales and marketing agreements concerning the portable GFCI, ALCI and ELCI. These agreements are with entities located in Australia, France, Germany, Italy, Japan, the United Kingdom and the United States and are for the purpose of market penetration in those areas where it would be difficult for the Company to compete on a direct basis.

On April 24, 1997, the Company came to an amiable conclusion of its license agreement with Windmere Corporation (the "Windmere Agreement") which had been in effect since August 2, 1988. Windmere Corporation is a large Miami, Florida based manufacturer and distributor of a wide variety of, among other items, portable personal care and household products utilizing electric current (e.g. haircurlers, irons, food mixers and numerous other items), most of which are sold both domestically and internationally. Under the Agreement, Windmere was granted an exclusive license (subject to the rights of certain other preexisting licensees) to sell and distribute certain GFCI/ALCI or IDCI based electrical safety products in the United States, and to manufacture GFCI/ALCI and IDCI units (a) in the Far East (a defined term within the Agreement referencing most Asiatic countries) for incorporation into finished electrical safety products to be sold throughout the world directly or by way of Far East OEMs; or (b) in the United States for sale or distribution, at retail, in conjunction with personal care items and household appliances. The Company also agreed to purchase its requirements of Far East manufactured GFCI and IDCI products from Windmere and its affiliates as long as the Company can obtain the same in a reasonable period and at a competitive cost. Recently, the Company chose to start producing these products at its Honduran subsidiary, and this change along with the fact that Windmere's use of the Company's license would be limited going forward, brought about the termination of this agreement. To date, the Company has received a substantial portion of its royalty income from Windmere.


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





                                       -6-
In late 1989, the Company completed the redesign of 22 of its control items and provided prototype units to a prime contractor for testing, which was completed in the third fiscal quarter for the year ended March 31, 1992. Subsequently, the Company reported receiving a production contract in the approximate amount of $7,500,000 covering the time period August 1992 to October 1994 to provide these control devices for the new design Tactical Quiet Generator System from the U. S. Government's prime contractor. All deliveries have been completed under this contract, and an additional $4,300,000 contract for the Company's control devices was awarded to the Company by a prime contractor in March 1995. An additional $600,000 was added later to the contract bringing the total of the contract to $4,900,000, which covers approximately a two-year period. Deliveries began in the second quarter of Fiscal Year 1997.

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

The control devices are the A.C. power monitor assemblies (which provide system protection and status display on the on-board computer), generator voltage regulator, power transformer, A.C. overcurrent and short circuit protection monitor assembly for vehicle A.C. power distribution circuits and the current sensing transformers. All devices have met the high shock and vibration and endurance testing requirements during both highly accelerated stress screening tests and vehicle road testing at Aberdeen Proving Grounds. The Company receives small quantity orders for these components.

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


Design and Manufacturing

The Company currently designs almost all of the products which it produces and generally will not undertake special design work for customers unless it receives a contract to produce the resulting products. The Company continues to work with foreign licensees to design products for foreign markets.
A significant number of the Company's commercial and military electronic products are specialized in that they combine both electronic and magnetic features in design and production.

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






                                       -8-
Since August 1988, the Company has purchased some of its circuit board assemblies and certain completed products from the Far East, and the Company will continue to do so throughout Fiscal Year 1998 but to a lesser extent as the fiscal year progresses. On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC Honduras, S.A. de C.V., a wholly owned subsidiary of Technology Research Corporation, for the purpose of manufacturing the Company's high-volume products. This decision was made in line with the Company's goal of always striving to improve quality, profit margins and customer satisfaction. TRC Honduras, S.A. de C.V. will reside in a leased 42,000 square foot building located in ZIP San Jose, a free trade zone and industrial park, in San Pedro Sula, Honduras. The lease will be for a term of five years with an option to extend the lease for another five years. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, a twenty year Honduran federal income tax holiday and a ten year Honduran municipal income tax holiday for the profits generated by the Honduran subsidiary, and various other benefits. TRC Honduras, S.A. de C.V. will be funded by the Company with equity of $1,400,000 to be used for machinery, equipment and various start-up costs. The Company expects to receive significant benefit from this investment in the form of profits, as a result of lower product costs and higher manufacturing efficiency, and positive cash flow, as a result of higher inventory turns and income tax benefits.
First product was shipped out of Honduras in May 1997, and full production is expected by the third quarter of Fiscal Year 1998.

The Company's will continue to manufacture its military and low-volume commercial products in its 43,000 square foot facility in Clearwater, Florida.


Patents, Licenses, and Trademarks

The Company's President, Mr. Legatti, has designed for the Company and has been issued four U.S. patents and two British, Canadian, Italian and Australian patents with respect to its portable GFCIs that have features not presently available on any similar product known to the Company. Also, patents on the same device have been issued from France, Japan, Germany and three other countries. The patents will be valid for 20 years in the United States running from January 1986. Duration of patents in the other countries vary from 15 to 20 years.

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

In 1988, the Company received a patent for a circuit utilized in the measurement of AC electric power. This circuit is used in products such as watt transducers.

In 1990, the Company received a patent that allows its GFCI to sense arcing faults in power cables. Arcing faults are known to be a major contributor to electrical fires.

                                       -9-
In 1996, the Company obtained an exclusive license to manufacture, market and sell all products inherent to U.S. Patents No. 4,911,654 and 5,299,951. These patents add to the Company's existing product lines a device for preventing disconnection of or damage to electrical connectors.

The Company has no other patents on or licensee agreements with respect to its products or technology, but has registered its TRC trademark with the U.S. Office of Patents and Trademarks.


Marketing

The Company's products are sold throughout the world, primarily through an expanded in-house sales force, licenses and sales and marketing agreements. Although the Company will continue to market existing and new products through these mediums, the Company is looking for other viable mediums with which to market its products. The Company relies significantly upon the marketing skills and experience, as well as the business experience, of the management of the Company in marketing its products.

The Company complements its marketing activity through the use of additional distributors and sales representative organizations. The Company's internal distribution division, TRC Distribution, is supported by 29 independent sales representatives who sell to 500 electrical distributors. The Company also markets through OEMs that sell the Company's GFCI products under their own brand label. Additionally, the Company has exhibited its GFCI products at numerous trade shows which have resulted in new commercial markets, including the recreational vehicle industry and stone and tile cutters.

In Fiscal Year 1997, the Company implemented a direct sales program using independent distributors that specialize in selling products directly to the household consumer. This approach is being implemented by companies today as an economical way to reach the end user. Management believes that consumer sales represent a major growth opportunity for the Company. The Company sold its first distributorship in April 1997.

The Company utilizes primarily foreign licenses and sales and marketing agreements to market its products internationally (see Patents, Licenses and Trademarks on page 9 for further information). The Company's products have world-wide application, and the Company believes that international demand for these products will contribute to the Company's future growth.

The Company offers purchasers of its products no specific product liability protection. The Company does extend protection to purchasers in the event there is a claimed patent infringement that pertains to the Company's portion of the final product. The Company also carries product and general liability insurance for protection in such cases.












                                       -10-
Major Customers

Individual customers and aggregate exports which accounted for 10% or more of sales were:
                                            Year ended March 31
                                            -------------------
     Customer                         1997         1996         1995
     --------                         ----         ----         ----
Xerox Corporation                 $ 2,529,398    1,686,421    1,895,587
Fleck Manufacturing
  (a Xerox Corporation supplier)    1,776,424    2,358,887    3,090,322
Other Xerox suppliers                 802,800    2,474,142    1,407,704
                                    ---------    ---------    ---------
        Total Xerox and suppliers $ 5,108,622    6,519,450    6,393,613
                                    =========    =========    =========
Exports:
    Canada                        $ 1,831,898    2,367,890    3,168,677
    Europe                          1,396,823    1,750,257    5,748,882
    Far East                        1,057,605    1,967,494      725,368
    Mexico                            736,992      569,845      549,980
    Australia                         150,760      438,875      536,176
    South America                      82,838        -            -
    Middle East                         5,324        -            -
                                    ---------    ---------   ----------
        Total exports             $ 5,262,240    7,094,361   10,729,083
                                    =========    =========   ==========


For the Company's current fiscal year, sales to Xerox Corporation and its suppliers, of the Company's Equipment Leakage Current Interrupter ("ELCI"), were down from the previous fiscal year due primarily to a reduction in selling price to Xerox and a licensee, "TEMIC", producing product (formerly produced by the Company) for Xerox's European market requirements. However, in the second half of Fiscal Year 1997, the Company again became the supplier of Xerox's European product requirements, which added to sales to Xerox and decreased royalty income from Temic. Xerox and its suppliers accounted for approximately 34% of the Company's sales for Fiscal Year 1997, and because they account for such a large percentage of the Company's sales, the loss of Xerox as a customer would have a material adverse effect on the Company's business. Lower exports to Canada, Europe and the Far East can primarily be attributed to Xerox's international suppliers.

The Company's military product sales are primarily to OEM prime contractors and secondarily to military procurement depots for spare parts. Of the total military product sales for the Fiscal Year 1997, approximately 79% were to OEM contractors and 21% to military depots. In Fiscal Year 1997, military sales were approximately 15% of total sales, compared to 12% in the prior year.

The Company has no relationship with any of its customers except as a supplier of product.








                                       -11-
Competition

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

In the military market, the Company's products must initially pass government specified tests. The Company must compete with other companies, some being larger and some smaller than the Company, acting as suppliers of similar products to prime government contractors. The Company believes that knowledge of the procurement process, price, delivery and technical support are major competitive factors in the military market. The Company believes that it has strength in all of these areas due to the involvement of senior management personnel of the Company in the government procurement process for up to 39 years in connection with products similar to those currently marketed by the Company. A substantial portion of spare part procurement is set aside for small business concerns, which are defined in general as entities with fewer than 1,000 employees. Because the Company is classified as a small business concern, it qualifies for such set aside procurements for which larger competitors are not qualified. The entry barriers to the military market are great because of the need, in most cases, for products to pass government tests and qualifications.


Research, Development and Engineering

The Company employs 23 persons in the Engineering Department, all of whom are engaged either full or part-time in research and development activities. This department is engaged in designing and developing new commercial and military products and improving presently existing products to meet the needs of the Company's customers.

In connection with its efforts in developing the GFCI product, the Company believes that the increasing use of portable GFCI protection will provide new markets for its expansion into the commercial marketplace, and accordingly, the Company has modified its GFCI designs to fit these markets and new applications. There can be no assurance; however, that the Company can maintain its sales levels in the commercial market in view of the possibility that an increased level of competition may develop.

The Company spent $1,147,630 in Fiscal Year 1997, $975,568 in Fiscal Year 1996 and $1,013,825 in Fiscal Year 1995 on research, development and engineering activities. None of these activities were sponsored or financed by customers, and all are expensed as incurred. The Company anticipates spending levels to remain constant in the new fiscal year.





                                       -12-
Employees

As of March 31, 1997, the Company employed 152 persons on a full time basis.
Of that total, 98 employees, both permanent and temporary, were engaged in manufacturing operations, 23 in engineering, 19 in marketing and 12 in administration. None of the Company's employees are represented by a collective bargaining unit. The Company considers its relations with employees to be stable.

TRC Honduras, S.A. de C.V., the Company's new wholly owned subsidiary, employed 8 persons on a full time basis as of March 31, 1997. The Company expects this subsidiary to employ approximately 250 persons by the end of Fiscal Year 1998.

ITEM 2.  PROPERTIES

The Company's executive offices and manufacturing facilities are located on
4.7 acres of leased land in the St. Petersburg-Clearwater Airport Industrial Park. The lease, with options, extends for 40 years until 2021. The current annual rental of the land on which the building is located is approximately $25,000, subject to certain escalation provisions every five years. This leased land is adequate to enable the Company to expand its offices and manufacturing facilities to 60,000 square feet. The present facility provides a total of 43,000 square feet, including 10,000 square feet of offices and engineering areas, as well as 23,000 square feet of production areas and 10,000 square feet of warehouse space.

In March 1997, the Company entered into a five year lease agreement with ZIP San Jose, an industrial park located in San Pedro Sula, Honduras, for a 42,000 square foot building in which the Company will manufacture its high-volume products. The Company has the option of extending the lease another five years if it wishes. Lease payments begin in May 1997 and continue through July 2002.


ITEM 3.  LEGAL PROCEEDINGS

In March 1995, the Company, along with seven other defendants, was sued in Harris County, Texas. The suit claims, among other things, that the Company's GFCI product was defectively designed and manufactured and caused the death by electrocution of an individual. In January 1997, the 157th Judicial Court of Harris County, Texas approved the out of court settlement of this case. Although the Company's product liability insurance covered its portion of the settlement costs, the Company expressly denied any liability in the matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.








                                       -13-
                                  Part II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS


The Company's shares of Common Stock are registered under 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal year ended March 31, 1997 and 1996 and a range of high and low bid and ask quotations for the fiscal years ended March 31, 1995, as reported by the NASDAQ system.

                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
                                        ----      ----          ---------
March 31, 1997:
  First Quarter    .................    6 1/4     4 1/2          $ .06
  Second Quarter   .................    5 3/8     3 7/8            .06
  Third Quarter    .................    4 5/8     4                .06
  Fourth Quarter   .................    4 9/16    3 13/16          .06
                                                                 -----
                                                                 $ .24

March 31, 1996:
  First Quarter    .................    5 1/4     3              $ .06
  Second Quarter   .................    6 3/16    4 5/16           .06
  Third Quarter    .................    5 1/2     3 3/4            .06
  Fourth Quarter   .................    5 11/16   3 7/8            .06
                                                                 -----
                                                                 $ .24

                                           Bid Price           Ask Price
                                        High       Low      High       Low
March 31, 1995:                         ----      ----      ----      ----
  First Quarter    .................    6 3/8     4 1/8     6 21/32   4 13/32
  Second Quarter   .................    6         4 19/32   6 3/8     4 23/32
  Third Quarter    .................    4 7/8     3 15/32   5 1/4     3 3/4
  Fourth Quarter   .................    4 5/16    3 9/32    4 1/2     3 15/32

As of May 30, 1997, the approximate number of the Company's shareholders was
800. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 3,000 shareholders.

On August 23, 1995, at the Company's Annual Meeting, the shareholders approved a one share for three share reverse stock split, by a majority vote of 82.24%. The record date for the reverse stock split was September 15, 1995, and the Company's financial information now reflects the reverse split for all periods presented.

The Company's authorized capital stock, as of May 30, 1997, consisted of 10,000,000 shares of authorized common stock, par value $.51, of which 5,332,571 shares were issued and outstanding.

                                       -14-
The Company's fourth quarter dividend of $.06 per share was paid on April 15, 1997 to shareholders of record on March 31, 1997. The Company has declared dividends of $.24 per share during its Fiscal Years 1997 and 1996.


ITEM 6.  SELECTED FINANCIAL DATA


                          1997        1996        1995       1994        1993
                          ----        ----        ----       ----        ----
                     C>
Year ended March 31:

  Operating revenues $ 15,385,571  17,379,221  21,772,956  20,489,177 12,874,587

  Gross profit       $  4,747,997   5,895,687   5,246,105   5,618,096  3,117,299

  Net income         $    566,658   2,038,785   1,867,957   2,296,778  1,655,023

  Net income
    per common share $        .10         .38         .35         .45        .41

  Cash dividends
    declared         $        .24         .24       -           -          -

  Weighted average number
    of common and
    equivalent shares
    outstanding         5,441,620   5,404,885   5,339,953   5,083,007  4,066,724



March 31:

  Working capital    $  9,603,984  10,931,740  10,089,672   9,102,131  4,616,296

  Total assets       $ 15,637,949  15,380,590  14,813,938  13,443,899  8,709,221

  Current
    liabilities      $  2,903,154   1,867,678   2,119,000   2,216,719  2,594,303

  Long-term debt     $    206,250     281,350     356,350     831,350  1,421,829

  Total liabilities  $  3,109,404   2,149,028   2,475,350   3,123,069  4,076,132

  Retained earnings
    (accumulated
     deficit)        $ 2,397,353   3,108,371   2,340,267     470,310 (1,824,468)

   Total stockholders'
  equity             $ 12,528,545  13,231,562  12,338,588  10,320,830  4,633,089





                                       -15-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Results:

Fiscal Years 1997 and 1996 Comparison

Operating revenues (net sales and royalties) for the Company's fiscal year ended March 31, 1997 ("Fiscal Year 1997") were $15,385,571, compared to $17,379,221 reported for the Company's fiscal year ended March 31, 1996 ("Fiscal Year 1996), a decrease of approximately 11%. The Company's net income for the Fiscal Year 1997 was $566,658, or $.10 per share, compared to $2,038,785, or $.38 per share, for the Fiscal Year 1996, a decrease of approximately 72%. Common and equivalent shares outstanding were comparable from year to year.

Net sales of the Company's family of ground fault circuit interrupters for personnel and equipment protection products were approximately 85% of net sales for Fiscal Year 1997, compared to 88% in Fiscal Year 1996. U.S. sales and multinational accounts for the current year decreased by $1,738,121 from the previous year. Military sales increased by $160,414 from the previous year due to the Company now being in full production of the products related to the Tactical Quiet Generator Systems program, which has an expected value of $4,900,000 over approximately two years.

The reduction in commercial sales was mainly due to the level of business with Xerox and, to a lesser extent, the sprayer/washer market. Revenues from the high pressure sprayer/washer market were negatively impacted in Fiscal Year 1997, as well as Fiscal Year 1996, by a provision in the National Electric Code permitting the use of double-insulation for certain sprayer/washer products to be sold without a GFCI provided they are used with a GFCI. This provision has been eliminated in the National Electric Code, effective January 1996; however, the Company has no certainty that it will recover its previous revenue level in that market. Nevertheless, the Company will have the opportunity to recover revenues in this market as UL enforces the change in the National Electric Code on the manufacturers. UL has not commented on how long this process will take.

The revenues associated with Xerox were negatively impacted by a further price reduction on October 1, 1996 and by the transition period of the Company supplying Xerox with its European product requirements instead of Temic Telefunken, which had an impact on both royalties from Temic and shipments of piece parts to Temic which were used by Temic to manufacture finished product. The Company expects that sales to Xerox and its suppliers will remain under price pressure in Fiscal Year 1998. Xerox and its suppliers accounted for approximately 34% of the Company's sales for the current year, and because they account for such a large percentage of the Company's sales, the loss of Xerox as a customer would have a material adverse effect on the Company's business.









                                       -16-
Royalty income for Fiscal Year 1997 was $381,977, compared to $797,920 for Fiscal Year 1996, a decrease of $415,943, or approximately 52%. The Company's royalties were down, as expected, due to less royalties received from Windmere Corporation and Temic(Telefunken Microelectronics)GmbH. The Company received less royalties from Windmere, because Windmere, in an effort to reduce their product cost because of competitive pressures, renegotiated a lower royalty agreement with the Company effective in Fiscal Year 1997. The Company further agreed in April 1997 to accept a final payment of $100,000 from Windmere to license the Company's products with the understanding that no future royalties would be paid to the Company. The Company received less royalties from Temic in Fiscal Year 1997 as a result of Xerox transferring their European product requirements back to TRC during Fiscal Year 1997. The Company believes that royalties for Fiscal Year 1998 will be less then those received in Fiscal Year 1997. On May 17, 1997, the Company granted an exclusive license to Yaskawa Controls of Japan for the Company's full line of commercial electrical protection devices and the Company's protective devices for the electric vehicle charging systems, and the Company expects to receive a combination of royalties, product orders and a licensing fee of $125,000 as a result of this agreement. The Company believes that this agreement will substantially offset the loss of royalty income from Windmere Corporation for Fiscal Year 1998.

The Company's revenues rose steadily throughout Fiscal Year 1997 since its first quarter ended June 30, 1996, and the Company believes that revenues will continue to improve in Fiscal Year 1998. The Company did not, however, experience the anticipated revenues from the "Fire Shield" products and the consumer marketing initiative, which were needed, in addition to the Company's existing business, to achieve revenue growth over Fiscal Year 1996. The Company continues to believe that the market for "Fire Shield" is large and that the consumer market for the Company's products provide significant opportunities for growth.

Total marketing expenses for the "Fire Shield" and consumer marketing areas were approximately $650,000 for Fiscal Year 1997, and although no significant orders have been received to date for the Company's "Fire Shield" products, the Company did ship product in April to its first consumer distributor who is located in the state of New Jersey.

Cost of sales was approximately 68% of net sales for Fiscal Year 1997, compared to 64% incurred with respect to Fiscal Year 1996. The difference was primarily due to weaker profit margins resulting from a price reduction to Xerox Corporation, effective October 1, 1996, and due to the transition period of the Company shipping product directly to Xerox and its suppliers from China in the current quarter. This action will ultimately result in lower duty, freight and packaging costs to the Company, thus offsetting, in part, the effect of the price reductions. The Company, historically, has been successful in offsetting price reduction with product cost reductions in order to maintain acceptable margins with Xerox Corporation.












                                       -17-
Selling, general and administrative expenses for Fiscal Year 1997 were $3,458,872, compared to $2,734,096 for the prior year, an increase of approximately 27%. Selling expenses were $2,257,128 for Fiscal Year 1997, compared to $1,747,194 for the prior year, an increase of approximately 29%, reflecting expenses related to the marketing of the "Fire Shield" products and the consumer marketing program. General and administrative expenses were $1,201,744, compared to $986,902 for the prior year, an increase of approximately 22%, reflecting primarily higher travel and salary related expenses of which the majority was attributed to those employees who spent 100% of their time promoting the Company's "Fire Shield" products.

Research, development and engineering expenses for Fiscal Year 1997 were $1,147,630, compared to $975,568 for the prior year, an increase of approximately 18%, reflecting primarily higher salary expenses related to a a greater number of employees in the department.

Interest and sundry income, net of interest expense, for Fiscal Year 1997 was $173,670, compared to $220,656 for the prior year, reflecting lower returns and average balances on the Company's short-term investments.

Income tax expense as a percentage of net income before income taxes was approximately 19% for Fiscal Year 1997, compared to 36% in the prior year.
The actual tax rate for Fiscal Year 1997 was less than the expected tax rate, primarily due to the Company receiving a favorable ruling from the State of Florida on August 20, 1996 regarding apportionment factors for state income tax purposes. As a result of this ruling, the Company amended previously filed state income tax returns. Accordingly, in the third quarter, the Company recorded a $240,000 state income tax credit, net of federal income taxes and adjustments in deferred taxes of $110,000, related to state income taxes paid in Fiscal Years 1993, 1994, 1995 and 1996. As long as the Company maintains "nexus" (doing business) outside the State of Florida, the Company's apportionment factors will result in a lower effective income tax rate.


Fiscal Years 1996 and 1995 Comparison

Operating revenues (net sales and royalties) for the Company's fiscal year ended March 31, 1996 ("Fiscal Year 1996") were $17,379,221, compared to the $21,772,956 reported for the Company's fiscal year ended March 31, 1995 ("Fiscal Year 1995"), a decrease of approximately 20%. The Company's net income for Fiscal Year 1996 was $2,038,785, or $.38 per share, compared to $1,867,957, or $.35 per share, for Fiscal Year 1995, an increase of approximately 9%. Common and equivalent shares outstanding were comparable from year to year.

Net sales of the Company's family of ground fault circuit interrupters for personnel and equipment protection products were approximately 88% of net sales for Fiscal Year 1996, compared to 86% in Fiscal Year 1995. U.S. sales and multinational accounts for Fiscal Year 1996 decreased by $3,553,833 from the previous year. Military sales decreased by $800,424 from the previous year due primarily to the completion of the initial contract for the TQ Generator Set Program and subsequent delay in the awarding of the follow-on contract. The contract now has been awarded and TRC, as previously reported, has received a contract for approximately $4.9 million from the prime contractor, and shipments began in August 1996 following the successful completion of First Article testing by the prime contractor.



                                       -18-
As expected, sales to Xerox and its suppliers were somewhat lower for Fiscal Year 1996 primarily due to Temic (Telefunken Microelectronics) GmbH, a TRC licensee, increasing its production for Xerox's European requirements. Xerox and its suppliers accounted for approximately 30% of the Company's revenue for Fiscal Year 1996.

Although revenues were down $4,393,735 for the Fiscal Year 1996, the Company's pre-tax income of $3,204,599 was a record for the Company, which is attributed to the Company's continued efforts to control costs and improve profit margins.

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

Research, development and engineering expenses for Fiscal Year 1996 were $975,567, compared to $1,013,825 for the prior year, a decrease of approximately 4%, reflecting primarily lower salary related expenses.

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


Liquidity and Capital Resources

As of March 31, 1997, the Company's cash and cash equivalents were $1,307,567, compared to the March 31, 1996 total of $341,601, and short term investments were $3,031,013, compared to the March 31, 1996 total of $4,084,698. Short term investments are comprised of U. S. Treasury Bills.








                                       -19-
On August 22, 1995, the Company's institutional lender renewed its commercial line of credit at $2,500,000 and extended the maturity date to August 15, 1997. The lender continues to give the Company the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The lender also continues to make available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing. The Company expects to renew its line of credit in August 1997.

The Company began using its line of credit in the fourth quarter of Fiscal
Year 1997 to fund the start-up of its Honduran subsidiary, expected to total $1,400,000 million dollars, and as of March 31, 1997, the Company has drawn $577,899 on its bank line for this purpose. The Company will pay down its line of credit as its Honduran subsidiary generates cash.

The mortgage payable to the Company's institutional lender as of March 31, 1997 was $281,250, compared to $356,350 in the prior year, reflecting the Company's payments on principal during its fiscal year.

The Company's working capital decreased by $1,327,756 to $9,603,984 at March 31, 1997, compared to $10,931,740 at March 31, 1996. The Company believes cash flows from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The Company declared dividends of $.24 per share, or $1,277,676 for Fiscal Year 1997, compared to $.24 per share, or $1,270,681 for Fiscal Year 1996.


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













                                       -20-
                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       Page

(A)  1.  Independent Auditors' Report  ................................ F-1


     2.  Consolidated Financial Statements:

           Consolidated Balance Sheets  ............................... F-2
           Consolidated Statements of Income  ......................... F-3
           Consolidated Statements of Stockholders' Equity  ........... F-4
           Consolidated Statements of Cash Flows  ..................... F-5
           Notes to Consolidated Financial Statements  ................ F-6


     3.  Schedule II--Valuation and Qualifying Accounts  ............. F-18


     4.  Exhibits included herein:  (See Next Page)


(B)  Reports on Form 8K

     No reports on Form 8K have been filed by the registrant during the last quarter of the fiscal year.































                                       -21-
                      INDEX TO EXHIBITS (Item 14(A)3)

Exhibit

(3)    (a)  Articles of Incorporation and By-Laws*
       (b) Certificate of Amendment to the Articles of Incorporation, dated September 24, 1990***
       (c) Certificate of Amendment to the Articles of Incorporation, dated September 24, 1996***


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



                                       -22-
       (i) $600,000 Loan Agreement, dated January 8, 1993, between the Company and First Union National Bank of Florida.***

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

       (l) $2,500,000 Revolving Credit Agreement renewal, dated August 22, 1995, between the Company and First Union National Bank of Florida.***

       (m) License Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa an exclusive right to market and manufacture the Company's products developed for use in electrical vehicle charging systems.*****

       (n) Sales and Marketing Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa exclusive sales and marketing rights to the Company's full line of commercial electrical protection devices, including "Fire Shield", "Shock Shield" and "Electra Shield".*****

(23)   Consents of Experts and Counsel:

       (a)  Consent of Independent Certified Public Accountants. ***







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







                                       -23-
                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Technology Research Corporation:

We have audited the consolidated financial statements of Technology Research Corporation and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

   KPMG PEAT MARWICK LLP


St. Petersburg, Florida
May 2, 1997



















                                      F-1
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets
                            March 31, 1997 and 1996

ASSETS                                                     1997        1996
Current assets:                                            ----        ----
   Cash and cash equivalents                         $   1,307,567     341,601
   Short-term investments (note 2)                       3,031,013   4,084,698
   Accounts receivable, less allowance for doubtful accounts of
    $69,500 in 1997 and $84,000 in 1996 (notes 6 and 9)  2,304,449   2,607,152
   Income tax receivable                                   178,130       -
   Inventories (notes 3 and 6)                           5,142,768   5,226,762
   Prepaid expenses and other current assets               178,972      94,205
   Deferred income taxes (note 4)                          411,400     445,000
                                                        ----------  ----------
            Total current assets                        12,554,299  12,799,418
                                                        ----------  ----------
Property, plant and equipment (notes 5 and 6)            6,817,411   6,120,341
   Less accumulated depreciation                       (3,859,909) (3,698,692)
                                                        ----------  ----------
            Net property, plant and equipment            2,957,502   2,421,649
                                                        ----------  ----------
Deferred income taxes (note 4)                             102,120     159,000
Other assets                                                24,028         523
                                                        ----------  ----------
                                                           126,148     159,523
                                                        ----------  ----------
                                                    $   15,637,949  15,380,590
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of debt (note 6)            $      652,999      75,000
   Trade accounts payable                                1,607,116   1,236,591
   Accrued expenses:
      Compensation                                         260,261     164,070
      Other                                                 36,288      54,974
   Dividends payable                                       346,490     336,052
   Income taxes payable                                      -             991
                                                        ----------  ----------
            Total current liabilities                    2,903,154   1,867,678
Debt, excluding current installments (note 6)              206,250     281,350
                                                        ----------  ----------
            Total liabilities                            3,109,404   2,149,028
                                                        ----------  ----------
Stockholders' equity (note 7):
   Common stock, $.51 par value.  Authorized 10,000,000
      shares; issued and outstanding 5,332,571
         in 1997 and 5,318,902 in 1996                   2,719,611   2,712,437
   Additional paid-in capital                            7,411,581   7,410,754
   Retained earnings                                     2,397,353   3,108,371
                                                        ----------  ----------
            Total stockholders' equity                  12,528,545  13,231,562
Commitments and contingencies (notes 8, 10 and 11)      ----------  ----------
                                                    $   15,637,949  15,380,590
                                                        ==========  ==========

See accompanying notes to consolidated financial statements.

                                     F-2
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                    Years ended March 31, 1997, 1996 and 1995

                                             1997         1996         1995
Operating revenues:                          ----         ----
   Net sales (note 9)                 $   15,003,594   16,581,301   20,935,557
   Royalties                                 381,977      797,920      837,399
                                          ----------   ----------   ----------
                                          15,385,571   17,379,221   21,772,956
                                          ----------   ----------   ----------
Operating expenses:
   Cost of sales                          10,255,597   10,685,614   15,689,452
   Selling, general, and
      administrative                       3,458,872    2,734,096    2,782,058
   Research, development, and
      engineering                          1,147,630      975,568    1,013,825
                                          ----------   ----------   ----------
                                          14,862,099   14,395,278   19,485,335
                                          ----------   ----------   ----------
         Operating income                    523,472    2,983,943    2,287,621
                                          ----------   ----------   ----------
Other income (deductions):
   Interest and sundry income                206,944      262,623      176,041
   Interest expense                          (33,274)     (41,967)     (50,705)
                                          ----------   ----------   ----------
                                             173,670      220,656      125,336
                                          ----------   ----------   ----------
         Income before income taxes          697,142    3,204,599    2,412,957

Income taxes (note 4)                        130,484    1,165,814      545,000
                                          ----------   ----------   ----------
         Net income                   $      566,658    2,038,785    1,867,957
                                          ==========   ==========   ==========
Earnings per share                    $       .10         .38          .35
                                          ==========   ==========   ==========
Weighted average number of
   common and equivalent shares
   outstanding                             5,441,620    5,404,885    5,339,953
                                          ==========   ==========   ==========

See accompanying notes to consolidated financial statements.
















                                      F-3
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                    Years ended March 31, 1997, 1996 and 1995

                                                        RETAINED
                                          ADDITIONAL    EARNINGS       TOTAL
                        COMMON STOCK        PAID-IN  (ACCUMULATED STOCKHOLDERS'
                      SHARES     AMOUNT     CAPITAL     DEFICIT)     EQUITY
                      ------     ------     -------     --------     ------
Balances at
March 31, 1994     5,131,589  $ 2,616,907  7,231,613     472,310    10,320,830

Exercise of stock
  options via exchange
  of 6,874 common
  shares and cash of
  $149,801 for 121,563
  new common shares  114,689       58,491     91,310       -           149,801

Net income             -            -          -       1,867,957     1,867,957
                  ----------   ----------  ---------  ----------    ----------
Balances at
March 31, 1995     5,246,278    2,675,398  7,322,923   2,340,267    12,338,588

Exercise of stock
  options via exchange
  of 113 common shares
  and cash of $124,870
  for 72,737 new
  common shares       72,624       37,039     87,831       -           124,870

Dividends              -            -          -      (1,270,681)   (1,270,681)

Net income             -            -          -       2,038,785     2,038,785
                  ----------   ----------  ---------  ----------    ----------
Balances at
March 31, 1996     5,318,902    2,712,437  7,410,754   3,108,371    13,231,562
                  ----------   ----------  ---------  ----------    ----------

Exercise of stock
  options via exchange
  of 667 common shares
  and cash of $8,001
  for 14,336 new
  common shares       13,669        7,174        827       -             8,001

Dividends              -            -          -      (1,277,676)   (1,277,676)

Net income             -            -          -         566,658       566,658
                  ----------   ----------  ---------  ----------    ----------

Balances at
March 31, 1997     5,332,571  $ 2,719,611  7,411,581   2,397,353    12,528,545
                  ==========   ==========  =========  ==========    ==========

See accompanying notes to consolidated financial statements.


                                      F-4
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                   Years ended March 31, 1997, 1996 and 1995

                                               1997        1996         1995
Cash flows from operating activities:          ----        ----         ----
  Net income                             $   566,658    2,038,785    1,867,957
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Accretion of interest                   (185,977)    (216,814)    (134,839)
    Allowance for doubtful accounts          (14,500)     (23,000)     (21,000)
    Depreciation                             494,292      493,201      472,245
    Loss on sale of equipment                  -              107        -
    Decrease in accounts receivable          317,203      751,574      928,898
    Decrease (increase) in inventories        83,994   (1,280,737)    (251,079)
    Increase in prepaid expenses
      and other current assets               (84,767)     (57,342)      (4,391)
    Increase in income taxes receivable     (178,130)       -            -
    Decrease (increase) in
      deferred income taxes                   90,480       64,000     (259,000)
    Decrease (increase) in other assets      (23,505)      52,812      (33,983)
    Increase (decrease) in accounts payable  370,525     (491,741)     229,424
    Increase (decrease) in accrued expenses   77,505      (11,133)    (211,143)
    Decrease in income taxes payable            (991)     (84,500)    (116,000)
                                           ---------    ---------    ---------
      Net cash provided by
        operating activities               1,512,787    1,235,212    2,467,089
                                           ---------    ---------    ---------
Cash flows from investing activities:
    Maturities of short-term investments   5,190,000    4,832,000    2,357,000
    Purchases of short-term investments   (3,950,338)  (5,957,756)  (4,197,107)
    Capital expenditures for property,
      plant and equipment             $   (1,030,145)    (599,028)    (690,479)
    Proceeds from sale of equipment            -            8,002        -
                                           ---------    ---------    ---------
        Net cash provided by (used by)
          investing activities               209,517   (1,716,782)  (2,530,586)
                                           ---------    ---------    ---------
Cash flows from financing activities:
    Net borrowings (repayments) under
      line-of-credit agreement               577,899        -         (400,000)
    Principal payments on
      mortgage note payable                  (75,000)     (75,000)     (75,000)
    Proceeds from exercise of
      stock options and warrants               8,001      124,870      149,801
    Dividends paid                        (1,267,238)    (934,629)       -
                                           ---------    ---------    ---------
      Net cash used by financing activities (756,338)    (884,759)    (325,199)
                                           ---------    ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                  965,966   (1,366,329)    (388,696)

Cash and cash equivalents
  at beginning of year                       341,601    1,707,930    2,096,626
                                           ---------    ---------    ---------
Cash and cash equivalents at end of year $ 1,307,567      341,601    1,707,930
                                           =========    =========    =========


Supplemental cash flow information:
  Cash paid for interest                 $    33,274       41,967       50,705
                                           =========    =========    =========
  Cash paid for income taxes             $   219,125    1,186,314      920,000
                                           =========    =========    =========

See accompanying notes to consolidated financial statements.




















































                                      F-5
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                         March 31, 1997, 1996 and 1995


(1)   Summary of Significant Accounting Policies

(a)   Description of Business

Technology Research Corporation and subsidiary (the Company) designs, develops, manufactures and markets electronic control and measurement devices related to the distribution of electric power. The Company's plant is located in Clearwater, Florida. The Company also has a contract manufacturer, Durable, in China that is headquartered in Hong Kong, which is a major supplier to the Company. During February 1997, the Company incorporated TRC Honduras, S.A. de C.V., a wholly-owned subsidiary, for the purpose of manufacturing the Company's high volume products in Honduras beginning in April 1997. The Company primarily sells its products to governmental entities and original equipment manufacturers involved in a variety of industries including business machinery and personal care appliances. The Company performs credit evaluations of all new customers and generally does not require collateral. Historically, the Company has experienced minimal losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The Company's customers are located throughout the world. See note 9 for further information on major customers. The Company also licenses its technology for use by others in exchange for a royalty or product purchases. Licensees are located in Australia, France, Germany, Italy, Japan, the United Kingdom and the United States.


(b)   Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from estimates.

(c)   Foreign Currency Translation

The financial statements of the Honduran subsidiary are measured using the U.S. dollar as the functional currency. Assets and liabilities of this subsidiary will be translated at the rates of exchange at the balance sheet date. Any resultant translation adjustment is included in the accumulated translation adjustment, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are included in net earnings.









                                      F-6
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(d)   Financial Instruments

The Company believes the book value of its financial instruments (short-term investments accounts receivable, trade accounts payable, accrued expenses, dividends payable, income taxes receivable and payable and debt) approximate their fair value due to their short-term nature or with respect to debt, the interest rate appropriately reflects the credit risk.

(e)   Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. There were no short-term investments considered cash equivalents at March 31, 1997 or 1996.

(f)   Short-Term Investments

The Company considers all of its short-term investments to be "held-to-maturity," and therefore, are recorded at amortized cost.

(g)   Revenue Recognition

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

(h)   Impairment of Long-Lived Assets and
      Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

(i)   Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.








                                      F-7
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY
                    Notes to Consolidated Financial Statements


(j)   Property, Plant and equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

(k)   Income Taxes

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

(l)   Stock-Based Compensation

Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied.

The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123 (see note 7).

(m)   Earnings Per Share

Earnings per share has been computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and convertible debt which would have a dilutive effect in years where there are earnings.











                                      F-8
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(2)   Short-Term Investments

The Company considers all of its investment securities to be held-to-maturity. These securities are all classified in short-term investments on the consolidated balance sheets and mature within one year. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity securities at March 31, 1997 and 1996 were as follows:


                                      GROSS UNREALIZED
                         AMORTIZED          HOLDING           FAIR
                            COST      GAINS     LOSSES       VALUE

March 31, 1997 -
   U.S. Treasury
   securities         $   3,031,013     -         -         3,031,013
                         ==========   ======    ======     ==========
March 31, 1996 -
   U.S. Treasury
   securities         $   4,084,698     -          -        4,084,698
                         ==========   ======    ======     ==========



(3)   Inventories

Inventories at March 31, 1997 and 1996 consist of:

                                1997           1996
                                ----           ----

   Raw materials          $   3,138,639      3,423,236
   Work in process            1,309,312        945,795
   Finished goods               694,817        857,731
                             ----------     ----------
                          $   5,142,768      5,226,762
                             ==========     ==========


Approximately 16% of raw materials are located in China.













                                      F-9
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(4)   Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and 1996 are presented below:

                                                           1997       1996
                                                           ----       ----
Deferred tax assets:
   Accounts receivable, principally due to
      allowance for doubtful accounts                  $   25,000     32,000
   Inventories, principally due to valuation
      allowance for financial reporting purposes
      and additional costs inventoried
      for tax purposes                                    281,000    316,000
   Accrued expenses, principally due to accrual
      for financial reporting purposes                     41,000     32,000
   Net operating loss carryforwards                       249,000    313,000
   Tax credit carryforwards                               214,000    214,000
                                                         --------   --------
         Total gross deferred tax assets                  810,000    907,000

         Less valuation allowance                        (187,000)  (187,000)
                                                         --------   --------
                                                          623,000    720,000
                                                         --------   --------
Deferred tax liabilities:
   Property, plant and equipment, principally
      due to differences in depreciation                 (106,000)  (104,000)
   Other                                                   (3,480)   (12,000)
                                                         --------   --------
                                                         (109,480)  (116,000)
                                                         --------   --------
         Net deferred tax assets                      $   513,520    604,000
                                                         ========   ========

Net deferred tax assets are included in the accompanying balance sheets at March 31, 1997 and 1996 as:


                                                           1997       1996
                                                           ----       ----
Deferred income taxes, current asset                  $   411,400    445,000
Deferred income taxes, noncurrent asset                   102,120    159,000
                                                         --------   --------
                                                      $   513,520    604,000
                                                         ========   ========






                                      F-10
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


Management assesses the likelihood deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences are deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset related to net operating loss and tax credit carryforwards, the Company will need to generate future taxable income of approximately $170,000 each year prior to the expiration of the net operating loss and tax credit carryforwards in 2003 and 2002, respectively. Taxable income for the years ended March 31, 1997, 1996 and 1995 was approximately $600,000, $2,800,000 and $2,200,000, respectively. Based upon the level of historical taxable income and projections for future taxable income, management believes it will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 1997. The valuation allowance at March 31, 1997 and 1996 relates to tax credit carryforwards which management expects to expire unused.

At March 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $654,000, which are available to offset future taxable income through 2003. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $214,000, which are available to offset future Federal income taxes through 2002. As a result of an ownership change in 1989, the Internal Revenue Code limits the income tax benefit of net operating loss and tax credit carryforwards to approximately $65,000 each year.

Income tax expense for the years ended March 31, 1997, 1996 and 1995 consists of:

                                     1997        1996       1995
                                     ----        ----       ----
   Current:
      Federal                   $   156,748     936,214    669,000
      State                        (116,744)    165,600    135,000
                                   --------   ---------   --------
                                     40,004   1,101,814    804,000
                                   --------   ---------   --------
   Deferred:
      Federal                        77,000      55,000   (222,000)
      State                          13,480       9,000    (37,000)
                                   --------   ---------   --------
                                     90,480      64,000   (259,000)
                                   --------   ---------   --------
                                $   130,484   1,165,814    545,000
                                   ========   =========   ========








                                      F-11
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


The significant components of deferred income tax expense (benefit) for the years ended March 31, 1997, 1996 and 1995 are as follows:

                                       1997        1996        1995
                                       ----        ----        ----
Deferred tax expense (benefit)
   (exclusive of the effects of
   other components listed below)  $   26,480      (1,000)     81,000
Benefits of net operating loss
   carryforwards                       64,000      65,000      65,000
Decrease in valuation allowance
   for deferred tax assets              -           -        (405,000)
                                      -------     -------    --------
                                   $   90,480      64,000    (259,000)
                                      =======     =======    ========

Income tax expense for the years ended March 31, 1997, 1996 and 1995 differs from the amounts computed by applying the Federal income tax rate of 34% to pretax income as a result of the following:

                                       1997        1996        1995
                                       ----        ----        ----
Computed expected tax
   expense                         $   237,000  1,090,000     820,000
Increase (reduction) in income
   taxes resulting from:
      Change in valuation
         allowance for deferred
         tax assets                      -          -        (405,000)
      State income taxes, net of
         Federal income tax
         benefit                       (68,000)   115,000     65,000
      Other                            (38,516)   (39,186)    65,000
                                      --------  ---------    -------
                                   $   130,484  1,165,814    545,000
                                      ========  =========    =======

(5)   Property, Plant and Equipment

Property, plant and equipment at March 31, 1997 and 1996 consists of:

                                                        ESTIMATED
                                  1997        1996     USEFUL LIVES

Building and improvements  $   1,458,716   1,457,251   20 years
Machinery and equipment        5,358,695   4,663,090   5 - 15 years
                               ---------   ---------   ============
                           $   6,817,411   6,120,341
                               =========   =========

Approximately 7% of property, plant and equipment is located in Honduras.


                                      F-12
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(6)   Debt

Debt at March 31, 1997 and 1996 consists of the following:

                                                   1997        1996

$2,500,000 line of credit, interest at
   LIBOR plus 200 basis points
   (7.5% at March 31, 1997); payable
   monthly, due August 1997; secured by
   receivables, inventories and equipment
   (subject to provisions stated below)       $   577,999        100

First mortgage note payable; interest
   at prime (7.69% at March 31, 1997);
   due in monthly installments of $6,250,
   plus interest, matures December 2000;
   secured by operating facility                  281,250    356,250
                                                 --------   --------
      Total debt                                  859,249    356,350

Less current installments                        (652,999)   (75,000)
                                                 --------   --------
      Debt, excluding current installments    $   206,250    281,350
                                                 ========   ========

Borrowings under the line of credit are limited to 80% of eligible accounts receivable under 90 days, plus the lesser of 40% of eligible inventory or $450,000. The line of credit is secured by receivables, inventories, and equipment, and requires the Company to maintain certain financial ratios and a minimum tangible net worth amount.


The aggregate maturities of long-term debt are:

             YEAR ENDING MARCH 31,
             ---------------------
                     1998                     $   652,999
                     1999                          75,000
                     2000                          75,000
                     2001                          56,250
                                                 --------
                                              $   859,249
                                                 ========









                                      F-13
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(7)   Stock Options, Grants and Warrants

The Company has two qualified incentive stock option plans, one performance incentive stock option plan, and one nonqualified stock option plan (the Plans). Options granted under the Plans are granted to directors, officers and employees at fair value and expire ten years after the date of grant. Except for the Performance Plan, options granted under the Plans generally vest over three years. Options granted under the Performance Plan vest at the end of year ten but are subject to accelerated vesting if certain targets are met. Options may be exercised by payment of cash or with stock of the Company owned by the officer or employee.

Option transactions and other information relating to the Plans for the three years ended March 31, 1997 are as follows:

                     QUALIFIED PERFORMANCE
                     INCENTIVE INCENTIVE   NONQUALIFIED         WEIGHTED
                     STOCK     STOCK       STOCK                AVERAGE
                     OPTION    OPTION      OPTION               EXERCISE
                     PLANS     PLAN        PLAN        TOTAL    PRICE
                     --------  ---------   -------   --------  ---------
Outstanding at
March 31, 1994        226,519     -        186,428    412,947  $   2.16
   Granted            116,167     -          -        116,167      4.62
   Exercised         (121,563)    -          -       (121,563)     1.57
   Canceled              (667)    -         (5,000)    (5,667)     4.29
                     --------  --------   --------   --------
Outstanding at
March 31, 1995        220,456     -        181,428    401,884      3.04
   Granted              9,800     -         29,474     39,274      5.44
   Exercised          (58,737)    -        (14,000)   (72,737)     1.64
   Canceled           (67,866)    -          -        (67,866)     4.31
                     --------  --------   --------   --------
Outstanding at
March 31, 1996        103,653     -        196,902    300,555      3.91
   Granted             50,750   400,000     10,000    460,750      5.08
   Exercised           (6,002)    -         (8,334)   (14,336)     0.75
   Canceled            (1,234)    -          -         (1,234)     5.46
                     --------  --------   --------   --------
Outstanding at
March 31, 1997        147,167   400,000    198,568    745,735      4.70
                     ========  ========   ========   ========
Total number of options
   available under
   the plans          713,334   400,000    333,333  1,446,667
                     ========  ========   ========  =========
Exercisable at
March 31, 1997         70,936     -        183,377    254,313      3.72
                     ========  ========   ========  =========
Available for issue at
March 31, 1997          9,384     -         28,541     37,925
                     ========  ========   ========  =========

                                      F-14
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


The per share weighted average fair value of stock options granted during 1997 and 1996 was $2.14 and $2.61 on the date of grant using the Black Scholes option pricing model, with the following assumptions: (1) risk free interest rate - 6.17% to 6.85%, (2) expected life - 6.5 to 10 years, (3) expected volatility - 72% to 75%, and (4) expected dividends - 5.1% to 5.8%.

At March 31, 1997, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

               Options Outstanding                     Options Exercisable
------------------------------------------------   ----------------------------
                     Number                       Weighted    Number   Weighted
                  outstanding   Weighted average  average  exercisable average
  Range of           as of         remaining      exercise     as of   exercise
exercise prices  March 31, 1997 contractual life  price   March 31, 1997  price
---------------  -------------- ----------------  ------- -------------- ------
$4.13 - $5.53        147,167          7.84         5.21       70,936       5.50
$5.12                400,000          9.25         5.12        -            -
$ .75                  8,334          4.61          .75        8,334        .75
$1.31 - $1.37        145,766          7.40         1.36      145,766       1.36
$4.88 - $5.53         44,468          9.59         5.33       29,277       5.28

The Company grants options at fair value and applies APB 25 in accounting for its Plans. Accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income at March 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                           1997        1996
Net income:                                ----        ----
   As reported                        $   566,658   2,038,785
                                         ========   =========
   Pro forma                          $   476,123   2,016,755
                                         ========   =========
Income per common share:
   As reported                        $    .10         .38
                                           ===         ===
   Pro forma                          $    .09         .37
                                           ===         ===

Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to ten years, and compensation costs for options granted prior to April 1, 1995 are not considered.

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no reserved shares issued during the years ended March 31, 1997, 1996 or 1995.

                                      F-15
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(8)   Leases

The Company leases the land on which its operating facility is located. This operating lease is for a period of twenty years through 2001 with options to renew for two additional ten-year periods. The lease provides for rent adjustments every five years. The Company is responsible for payment of taxes, insurance, and maintenance. In the event the Company elects to terminate the lease, title to all structures on the land reverts to the lessor. The Company's subsidiary leases its operating facility in Honduras. This operating lease is for five years through the year 2002, with an option to renew for an additional five-year term. The Company also leases certain office equipment under long-term operating lease agreements.

Future minimum lease payments under noncancelable operating leases as of March 31, 1997 are:

       YEAR ENDING MARCH 31,
       ---------------------
               1998                    $    177,000
               1999                         237,000
               2000                         243,000
               2001                         224,000
               2002                         206,000
           Thereafter                        17,000
                                          ---------
        Total minimum lease payments   $  1,104,000
                                          =========

Rental expense for all operating leases was approximately $80,000 in 1997, $56,000 in 1996 and $50,000 in 1995.

(9)   Major Customers

The Company operates in one business segment - the design, development, manufacture and marketing of electronic control and measurement devices for the distribution of electric power.

Significant customers which accounted for 10% or more of sales and aggregate exports were:

                                            YEAR ENDED MARCH 31,
                                    -------------------------------
CUSTOMER                               1997         1996       1995
--------------------------------       ----         ----       ----
Xerox Corporation               $   2,529,398    1,686,421   1,895,587
Fleck Manufacturing, Inc.
   (a Xerox Corporation supplier)   1,776,424    2,358,887   3,090,322
Other Xerox Corporation suppliers     802,800    2,474,142   1,407,704
                                    ---------    ---------   ---------
                                $   5,108,622    6,519,450   6,393,613
                                    =========    =========   =========


                                      F-16
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements



                                            YEAR ENDED MARCH 31,
                                    --------------------------------
CUSTOMER                               1997         1996        1995
--------------------------------       ----         ----        ----
Exports:
   Canada                       $   1,831,898    2,367,890   3,168,677
   Far East                         1,057,605    1,967,494     725,368
   Europe                           1,396,823    1,750,257   5,748,882
   Mexico                             736,992      569,845     549,980
   Australia                          150,760      438,875     536,176
   South America                       82,838      -             -
   Middle East                          5,324      -             -
                                    ---------   ---------   ----------
      Total exports             $   5,262,240   7,094,361   10,729,083
                                    =========   =========   ==========


(10)   Benefit Plan

The Company's 401(k) plan covers all employees with one year of service who are at least twenty-one years old. The Company matches employee contributions dollar-for-dollar up to $300. Total Company contributions were approximately $25,000 in 1997, $19,000 in 1996 and $13,000 in 1995.


(11)   Litigation

In March 1995, the Company, along with seven other defendants, was sued in Harris County, Texas. The suit claims, among other things, that the Company's GFCI product was defectively designed and manufactured, and caused the death by electrocution of an individual. In January 1997, the 157th Judicial Court of Harris County, Texas approved the out of court settlement of this case. Although the Company's product liability insurance covered its portion of the settlement costs, the Company expressly denied any liability in the matter.


















                                      F-17
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                    Notes to Consolidated Financial Statements



(12)   Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenues, operating income, net income and earnings per share, by quarter, for the years ended March 31, 1997 and 1996 are:


                              FIRST       SECOND      THIRD       FOURTH
                              QUARTER     QUARTER     QUARTER     QUARTER
                              -------     -------     -------     -------
Year ended March 31, 1997:
   Operating revenues   $   3,377,467   3,688,927   3,879,627   4,439,550
                            =========   =========   =========   =========
   Gross profit         $   1,072,536   1,327,453   1,150,334   1,579,651
                            =========   =========   =========   =========

   Operating income     $      58,541     255,499     168,095      41,337
                            =========   =========   =========   =========

   Net income           $      71,027     301,917     144,073      49,641
                            =========   =========   =========   =========

   Earnings per share   $      .01         .05          .03        .01
                            =========   =========   =========   =========

Year ended March 31, 1996:
   Operating revenues   $   4,415,990   4,385,585   4,353,880   4,223,766
                            =========   =========   =========   =========

   Gross profit         $   1,819,962   1,605,535   1,597,411   1,670,699
                            =========   =========   =========   =========

   Operating income     $     951,001     645,076     673,542     714,324
                            =========   =========   =========   =========

   Net income           $     629,856     455,131     464,733     489,065
                            =========   =========   =========   =========

   Earnings per share   $      .12         .08         .09         .09
                            =========   =========   =========   =========












                                      F-18
                        TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY

                                  Schedule II

                       Valuation and Qualifying Accounts

                   Years ended March 31, 1997, 1996 and 1995




                                       ADDITIONS
                                  --------------------
                      BALANCES AT CHARGED TO  CHARGED TO             BALANCES
                      BEGINNING   COSTS AND     OTHER                 AT END
      DESCRIPTION     OF PERIOD   EXPENSES    ACCOUNTS   DEDUCTIONS  OF PERIOD
--------------------- ---------   --------    --------   ----------  ---------
Allowance for
  doubtful accounts:
    Year ended
    March 31, 1997   $  84,000       -           -         14,500     69,500
                       =======     =====       =====      =======    =======

    Year ended
    March 31, 1996   $ 107,000       -           -         23,000     84,000
                       =======     =====       =====      =======    =======

    Year ended
    March 31, 1995   $ 128,000       -           -         21,000    107,000
                       =======     =====       =====      =======    =======




























                                      F-19
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY RESEARCH CORPORATION



Dated:      6/25/97                 By:  /s/ Robert S. Wiggins
                                             Robert S. Wiggins
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                   Title                   Date

                                Chairman, Chief Executive
                                Officer, and Director
                                (Principal Executive
 /s/ Robert S. Wiggins          Officer)                     6/25/97
     Robert S. Wiggins


 /s/ Raymond H. Legatti         President and Director       6/25/97
     Raymond H. Legatti


     _____________________      Director                    __/__/__
     Edmund F. Murphy, Jr.


 /s/ Jerry T. Kendall           Director                     6/25/97
     Jerry T. Kendall


                                Senior Vice President
                                Government Operations
                                and Marketing and
 /s/ Raymond B. Wood            Director                     6/25/97
     Raymond B. Wood














                                       -24-