Form 10-Q
period 1997-06-30
TECHNOLOGY RESEARCH CORP
filed 1997-08-07
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1997

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 31, 1997
____________________________                   ____________________________
Common stock, $.51 par value                            5,332,571



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                    Page

Condensed Consolidate Balance Sheets
     - June 30, 1997 and March 31, 1997............................ 1

Condensed Consolidate Statements of Income
     - Three months ended June 30, 1997 and June 30, 1996.......... 2

Condensed Consolidated Statements of Cash Flows
     - Three months ended June 30, 1997 and June 30, 1996.......... 3

Notes to Condensed Consolidated Financial Statements............... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................... 5


Part II - Other Information


Item 1 - Legal Proceedings......................................... 7

Item 2 - Changes in Securities..................................... 7

Item 3 - Defaults Upon Senior Securities........................... 7

Item 4 - Submission of Matters to a vote of Shareholders............7

Item 5 - Other Information......................................... 7

Item 6 - Exhibits and Reports on Form 8-K...........................7


Signatures......................................................... 8





















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                           CONDENSED BALANCE SHEETS
                                                  June 30       March 31
                                                    1997          1997
                                                -----------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $   2,348,662     1,307,567
  Short term investments                         2,013,980     3,031,013
  Accounts receivable, net                       2,594,797     2,304,449
  Income tax receivable                                  -       178,130
  Inventories:
    Raw material                                 3,789,302     3,138,639
    Work in process                                695,461     1,309,312
    Finished goods                                 905,231       694,817
                                                ----------    ----------
      Total inventories                          5,389,994     5,226,762
  Prepaid expenses                                 189,990       178,972
  Deferred income taxes                            396,150       411,400
                                                ----------    ----------
      Total current assets                      12,959,394    12,554,299
                                                ----------    ----------
Property, plant, and equipment                   7,558,021     6,817,411
  Less accumulated depreciation                 (4,030,048)   (3,859,909)
                                                ----------    ----------
      Net property, plant, and equipment         3,527,973     2,957,502
                                                ----------    ----------
Deferred income taxes                              102,120       102,120
Other assets                                        61,164        24,028
                                                ----------    ----------
                                              $ 16,624,830    15,637,949
                                                ==========    ==========





















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $  1,075,100       652,999
  Accounts payable                               2,013,131     1,607,116
  Accrued expenses                                 339,443       296,549
  Dividends payable                                351,347       346,490
  Income taxes payable                             123,303             -
                                                ----------    ----------
     Total current liabilities                   3,902,324     2,903,154
Long-term debt, excluding current installments     187,600       206,250
                                                ----------    ----------
     Total liabilities                           4,089,924     3,109,404
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,719,611     2,719,611
  Additional paid-in capital                     7,411,581     7,411,581
  Retained earnings                              2,403,714     2,397,353
                                                ----------    ----------
     Total stockholders' equity                 12,534,906    12,528,545
                                                ----------    ----------
                                              $ 16,624,830    15,637,949
                                                ==========    ==========

<F1>
* The balance sheet as of March 31, 1997 has been summarized from the Company's audited balance sheet as of that date.
<F2>
See accompanying notes to condensed financial statements.



























                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended
                                                    June 30

                                               1997        1996
                                            ----------  ----------

Operating revenues:
  Net sales                              $   4,640,053   3,279,337
  Royalties                                    171,532      98,130
                                            ----------  ----------
                                             4,811,585   3,377,467
                                            ----------  ----------

Operating expenses:
  Cost of sales                              3,151,806   2,304,931
  Selling, general, and administrative         923,011     735,862
  Research, development and engineering        269,274     278,133
                                            ----------  ----------
                                             4,344,091   3,318,926
                                            ----------  ----------
    Operating income                           467,494      58,541
                                            ----------  ----------
Other income (deductions):
  Interest and sundry income                    45,521      55,462
  Interest expense                              (6,666)     (8,976)
                                            ----------  ----------
                                                38,969      46,486
                                            ----------  ----------
       Income before income taxes              506,463     105,027
Income taxes                                   180,148      34,000
                                            ----------  ----------
       Net income                        $     326,315      71,027
                                            ==========  ==========

Earnings per share                       $        0.06        0.01
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,433,320   5,448,954
                                            ==========  ==========


Dividends paid                           $        0.06        0.06
                                            ==========  ==========

See accompanying notes to condensed financial statements.





                                  - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     Three  Months Ended
                                                           June 30

                                                      1997        1996
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     326,315      71,027

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                           (38,967)    (51,943)
      Depreciation                                    170,139     117,910
      Decrease(increase) in accounts receivable      (290,348)    579,578
      Decrease(increase) in inventories              (247,226)     14,128
      Increase in prepaid expenses                    (11,018)   (107,877)
      Decrease in income taxes receivable             178,130           -
      Decrease in deferred income taxes                15,250      14,000
      Increase(decrease) in other assets              (37,136)        100
      Increase(decrease) in accounts payable          406,015    (323,660)
      Increase in accrued expenses                     42,894      13,508
      Increase(decrease) in income taxes payable      123,303        (991)
                                                   ----------  ----------
        Net cash provided by operating activities     637,351     325,780
                                                   ----------  ----------
Cash flows from investing activities:
  Maturities of short-term investments              1,056,000   1,027,000
  Purchase of short-term investments                        -  (1,000,341)
  Capital expenditures                               (740,610)    (37,508)
                                                   ----------  ----------
        Net cash provided by(used in)
            investing activities                      315,390     (10,849)
                                                   ----------  ----------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement       422,101           -
  Principal payments on long-term debt                (18,650)    (18,750)
  Dividends paid                                     (315,097    (314,345)
                                                   ----------  ----------
        Net cash provided by(used in)
            financing activities                       88,354    (333,095)
                                                   ----------  ----------
Increase(decrease) in cash and cash equivalents     1,041,095     (18,164)

Cash and cash equivalents at beginning of period    1,307,567     341,601
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   2,348,662     323,437
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

    The results of operations for the three month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all of its investment securities (U.S. Treasury Bills) to be held-to-maturity. These securities are all classified in short-term investments on the consolidated balance sheets and mature within one year.

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

































                                   - 4 -
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months Ended June 30, 1997 versus Three Months Ended
June 30, 1996

Operating revenues (net sales and royalties) for the first quarter ended June 30, 1997 were $4,811,585, compared to $3,377,467 reported in the same quarter of the prior year, an increase of approximately 42%. Net income for the current quarter was $326,315, compared to $71,027, for the prior year's quarter, an increase of approximately 359%. The earnings per share for the current period were $.06 per share as compared to $.01 for the comparable period last year, an increase of approximately 500%.

Higher revenues were due to commercial sales increasing by $413,507, military sales increasing by $947,209 and royalty income increasing by $73,402 over the prior fiscal period. The increase in commercial sales was mainly due to the level of business with the Company's OEM customers. Sales to Xerox Corporation and its suppliers remained steady while sales to the sprayer/washer market showed a slight increase. The Company expects commercial sales to follow this trend throughout Fiscal Year 1998 with sales to Xerox remaining under price pressure. The increase in Military sales was mainly due to the Company now being in full production of the products related to the Tactical Quiet Generator Systems program. Royalty income was up due to royalties of $100,000 from Windmere Corporation and a licensing fee of $50,000 from Yaskawa Control Company of Japan. Although the Company will not receive further royalties from Windmere, the Company does expect to receive additional licensing fees from Yaskawa, which will partially offset the loss of royalty income from Windmere.

Total marketing expenses for "Fire Shield" and consumer marketing were $79,806 and $114,039, respectively. No significant sales have been recorded to date for the Company's "Fire Shield" products or as a result of the Company's consumer marketing program. The Company continues to believe that the market for "Fire Shield" is large and that the consumer market for the Company's products provide significant opportunities for growth.

The Company's wholly owned subsidiary, TRC Honduras, S.A. de C.V., is currently successfully producing several of the Company's Xerox products, and the remainder of the Xerox products and several other of the Company's high-volume products are scheduled to be produced in July and August, respectively. The Company recorded a $94,792 loss for its subsidiary's first reporting period ended June 30, 1997. The Company expects its subsidiary to break even in the second quarter and produce a profit for the remainder of Fiscal Year 1998. According to plan and as a result of the successful start-up of the Honduran plant, the Company will close down its operation in the Far East at the end of July 1997, leaving the Honduran plant responsible for the manufacturing of all of the Company's high-volume products.

The Company's gross profit margin on net sales was 32% for the current quarter and 30% for the same period last year. The increase was due to the profit margins associated with the Company's increase in military sales.


                                   - 5 -
Selling, general and administrative expenses for the current quarter were $923,011, compared to $735,862 in the same period last year, an increase of approximately 25%. Selling expenses were $608,526 for the current quarter, compared to $512,106 the same period last year, an increase of approximately 19%, reflecting higher salary, professional fees and travel expenses primarily associated with the "Fire Shield" and consumer marketing programs. General and administrative expenses were $314,485, compared to $223,756 in the same period last year, an increase of approximately 41% over comparable periods, of which 23% was associated with the administrative expenses of the Company's subsidiary and 18% was associated with higher temporary wages, professional fees and self-insured health costs of the parent company.

Research, development and engineering expenses for the current quarter were $269,274, compared to $278,133 for the same period in the prior year, a decrease of approximately 3%, reflecting comparable expenses over the respective periods.

Interest and sundry income, net of interest expense, for the current quarter was $38,969, compared to $46,486 for the same period last year, reflecting lower returns and average balances on the Company's short-term investments.

Liquidity and Capital Resources

As of June 30, 1997, the Company's cash and cash equivalents increased to $2,348,662 from the March 31, 1997 total of $1,307,567, and short term investments decreased to $2,013,980 from the March 31, 1997 total of $3,031,013. The short term investments are comprised of U.S. Treasury Bills.

On August 15, 1997, the Company expects to renew its commercial line of credit, which is currently $2,500,000, with its institutional lender for another two years, maturing in August 1999. Currently, the Company has the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The Company also has available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing.

The Company began using its line of credit in the fourth quarter of Fiscal Year 1997 to fund the start-up of its Honduran subsidiary, expected to total $1,400,000, and as of June 30, 1997, the Company has drawn $1,000,000 on its bank line for this purpose. The Company will pay down its line of credit as cash is generated by higher inventory turns, which is an expected result of manufacturing product in Honduras.

The mortgage payable to the Company's institutional lender as of June 30, 1997 was $262,600, compared to $281,250 at March 31, 1997, reflecting the Company's payments on principal for the first quarter.

The Company's working capital decreased by $546,914 to $9,057,070 at June 30, 1997, compared to $9,603,984 at March 31, 1997. The decrease was a result of the Company funding its Honduran subsidiary with its line of credit, which is currently considered short-term debt since it expires in August 1997. Upon renewal, the line of credit will be considered long-term debt, thus improving the Company's working capital for the second quarter ended September 30, 1997. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.


                                   - 6 -
The first quarter dividend of $.06 per share was paid on July 15, 1997 to shareholders of record on June 30, 1997


Part II - Other Information


Item 1.  Legal Proceedings

Not Applicable.


Item 2.  Changes in Securities

Not Applicable.


Item 3.  Defaults Upon Senior Securities

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.


Item 5.  Other Information

Not Applicable.


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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



      August 6, 1997          Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                  - 8 -