Form 10-Q
period 1997-09-30
TECHNOLOGY RESEARCH CORP
filed 1997-11-03
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997

Commission File Number:  0-13763



                        TECHNOLOGY RESEARCH CORPORATION
                        _______________________________
             (Exact name of registrant as specified in its charter)


          Florida                                                 59-2095002
_______________________________                             ________________
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No,)


5250 140th Avenue North, Clearwater, Florida                           33760
____________________________________________________________________________
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code  (813) 535-0572



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


            Class                              Outstanding at October 31, 1997
____________________________                   _______________________________
Common stock, $.51 par value                            5,332,571



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                    Page

Condensed Consolidate Balance Sheets
     - September 30, 1997 and March 31, 1997....................... 1

Condensed Consolidate Statements of Income--Three months and
       Six months ended September 30, 1997 and September 30, 1996.. 2

Condensed Consolidated Statements of Cash Flows
     - Six months ended September 30, 1997 and September 30, 1996.. 3

Notes to Condensed Consolidated Financial Statements............... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................... 5


Part II - Other Information


Item 1 - Legal Proceedings......................................... 8

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

Item 4 - Submission of Matters to a vote of Shareholders............8

Item 5 - Other Information......................................... 8

Item 6 - Exhibits and Reports on Form 8-K...........................8


Signatures......................................................... 9





















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                               September 30     March 31
                                                    1997          1997
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $     626,228     1,307,567
  Short term investments                         1,985,786     3,031,013
  Accounts receivable, net                       2,639,921     2,304,449
  Income tax receivable                                  -       178,130
  Inventories:
    Raw material                                 3,666,931     3,138,639
    Work in process                                687,057     1,309,312
    Finished goods                                 924,264       694,817
                                                ----------    ----------
      Total inventories                          5,278,252     5,142,768
  Prepaid expenses                                 256,335       178,972
  Deferred income taxes                            517,361       411,400
                                                ----------    ----------
      Total current assets                      11,303,883    12,554,299
                                                ----------    ----------
Property, plant, and equipment                   8,518,313     6,817,411
  Less accumulated depreciation                 (4,156,469)   (3,859,909)
                                                ----------    ----------
      Net property, plant, and equipment         4,361,844     2,957,502
                                                ----------    ----------
Deferred income taxes                              102,120       102,120
Other assets                                        58,147        24,028
                                                ----------    ----------
                                              $ 15,825,994    15,637,949
                                                ==========    ==========





















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $  1,475,100       652,999
  Accounts payable                               1,197,088     1,607,116
  Accrued expenses                                 339,896       296,549
  Dividends payable                                356,189       346,490
                                                ----------    ----------
     Total current liabilities                   3,368,273     2,903,154
Long-term debt, excluding current installments     168,750       206,250
                                                ----------    ----------
     Total liabilities                           3,537,023     3,109,404
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,719,611     2,719,611
  Additional paid-in capital                     7,411,581     7,411,581
  Retained earnings                              2,157,779     2,397,353
                                                ----------    ----------
     Total stockholders' equity                 12,288,971    12,528,545
                                                ----------    ----------
                                              $ 15,825,994    15,637,949
                                                ==========    ==========

<F1>
* The balance sheet as of March 31, 1997 has been summarized from the Company's audited balance sheet as of that date.
<F2>
See accompanying notes to condensed financial statements.




























                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months Ended       Six Months Ended
                                           September 30            September 30

                                         1997        1996        1997        1996
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   4,489,085   3,551,235   9,129,138   6,830,572
  Royalties                               56,865     137,692     228,397     235,822
                                      ----------  ----------  ----------  ----------
                                       4,545,950   3,688,927   9,357,535   7,066,394
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        3,152,129   2,361,474   6,303,936   4,666,405
  Selling, general, and administrative   992,071     776,381   1,915,081   1,512,243
  Research, development and engineering  295,365     295,573     564,639     573,706
                                      ----------  ----------  ----------  ----------
                                       4,439,565   3,433,428   8,783,656   6,752,354
                                      ----------  ----------  ----------  ----------
    Operating income                     106,385     255,499     573,879     314,040
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              33,974      58,123      79,609     113,585
  Interest expense                       (42,781)     (8,579)    (49,447)    (17,555)
                                      ----------  ----------  ----------  ----------
                                          (8,807)     49,544      30,162      96,030
                                      ----------  ----------  ----------  ----------
       Income before income taxes         97,578     305,043     604,041     410,070
Income taxes                              23,559       3,126     203,707      37,126
                                      ----------  ----------  ----------  ----------
       Net income                  $      74,019     301,917     400,334     372,944
                                      ==========  ==========  ==========  ==========
Earnings per share                 $        0.01        0.06        0.07        0.07
                                      ==========  ==========  ===========  =========

Weighted average number of common
  and equivalent shares outstanding    5,436,578   5,441,393   5,434,708   5,444,097
                                      ==========  ==========  ==========  ==========


Dividends paid                     $        0.06        0.06        0.12        0.12
                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.






                                  - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Six Months Ended
                                                        September 30

                                                      1997        1996
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     400,334     372,944

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                           (66,709)   (106,814)
      Depreciation                                    296,560     247,475
      Decrease(increase) in accounts receivable      (335,472)    416,771
      Increase in inventories                        (135,484)   (248,681)
      Increase in prepaid expenses                    (77,363)   (109,462)
      Decrease in income taxes receivable             178,130           -
      Decrease(increase) in deferred income taxes    (105,961)     59,657
      Increase in other assets                        (34,119)     (1,537)
      Decrease in accounts payable                   (410,028)   (126,877)
      Increase in accrued expenses                     43,347       3,533
      Increase in income taxes payable                      -      50,927
                                                   ----------  ----------
        Net cash provided by(used in)
            operating activities                     (246,765)    557,936
                                                   ----------  ----------
Cash flows from investing activities:
  Maturities of short-term investments              2,112,000   3,109,000
  Purchase of short-term investments               (1,000,064) (3,001,148)
  Capital expenditures                             (1,700,902)   (176,574)
                                                   ----------  ----------
        Net cash used in investing activities        (588,966)    (68,722)
                                                   ----------  ----------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement       822,101           -
  Principal payments on long-term debt                (37,500)    (37,500)
  Dividends paid                                     (630,209)   (629,179)
                                                   ----------  ----------
        Net cash provided by(used in)
            financing activities                      154,392    (666,679)
                                                   ----------  ----------
Decrease in cash and cash equivalents                (681,339)   (177,465)

Cash and cash equivalents at beginning of period    1,307,567     341,601
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     626,228     164,136
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

    The results of operations for the six-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

Current Six Months Ended September 30, 1997 versus Six Months Ended September 30, 1996

The Company's operating revenues (net sales and royalties) for the second quarter ended September 30, 1997 were $4,545,950, compared to $3,688,927 reported in the same quarter of the prior year, an increase of approximately 23%. Net income for the current quarter was $74,019, compared to $301,917, for the prior year's quarter, a decrease of approximately 75%. The earnings per share for the current period were $.01 per share, compared to $.06 for the comparable period last year.

The Company's operating revenues (net sales and royalties) for the six-month period ended September 30, 1997 were $9,357,535, compared to $7,066,394 reported in the same period of the prior year, an increase of approximately 32%. Net income for the six-month period was $400,334, compared to $372,944, for the same period in the prior year, an increase of approximately 1%. The earnings per share for the six-month period were $.07 per share, compared to $.07 for the comparable period last year.

The Company's higher revenues were due to commercial sales increasing by $503,771 and military sales increasing by $1,794,795 over the prior six-month period. Royalty income was down $7,425. The increase in commercial sales was mainly due to the level of business with the Company's OEM customers, both domestic and international. Sales to the sprayer/washer market increased slightly while sales to Xerox Corporation and its suppliers decreased mainly due to a price reduction which went into effect August 1, 1997. Throughout Fiscal Year 1998, the Company expects commercial sales to remain stable and sales to Xerox to continue to be affected by the recent price reduction. The increase in Military sales was mainly due to the Company now being in full production of the products related to the Tactical Quiet Generator Systems program.

Although the Company's revenues were higher for the current quarter, net income decreased for the following reasons: first, the Company's royalty income was down by $80,827 due to the completion of the Windmere Agreement; second, the Company had higher period expenses due to the Company's marketing programs and the additional costs associated with the start-up of the Company's Honduran subsidiary; and third, the Company's income tax expense was considerably higher in the current quarter, compared to the same period last year, due to a one-time income tax credit of $110,000 which the Company recorded in the prior year's quarter.









                                   - 5 -
Total marketing expenses for "Fire Shield" and consumer marketing were $86,513 and $80,771 for the current quarter and for the six-month period ended September 30, 1997, $166,319 and $194,810, respectively. No significant sales have been recorded to date for the Company's "Fire Shield" products or as a result of the Company's consumer marketing program, although the Company added two additional distributorships in the second quarter for the distribution of the Company's "Safe Living/Smart Products" for the Tampa Bay, Florida area and for the state of Pennsylvania. The Company continues to believe that the market for "Fire Shield" is large and that the consumer market for the Company's products provide significant opportunities for growth.

The Company's wholly owned subsidiary, TRC Honduras, S.A. de C.V., is currently producing the majority of the Company's high-volume products. The Company's subsidiary recorded a $24,020 loss for the second quarter and a $118,832 loss for the six-month period ended September 30, 1997. The Company expected its subsidiary to break even for the second quarter; however, it did not meet its plan for product shipments due to unexpected plant inefficiencies. The result was that additional product had to be produced at the Company's Clearwater facility using temporary labor and heavy overtime. The Company has taken steps to correct these inefficiencies, and the Company expects its subsidiary to produce a profit in the third quarter as the plant becomes more productive.

The Company's goal for its Honduran subsidiary is to deliver product on-time with better quality and lower cost than what the Company was experiencing with its Far East contract manufacturer. The Company expects to achieve these targets by the end of its fiscal year. The subsidiary has passed Xerox certification and will go through ISO 9002 certification in early January 1998.

The Company's gross profit margin on net sales was approximately 29% for the current quarter and approximately 31% for the six-month period ended September 30, 1997, compared to 34% and 32% for the same periods last year. The Company's gross profit margins were negatively impacted by the August 1st Xerox price reduction, by the costs associated with the Honduran plant start-up and by the additional costs incurred by the Clearwater facility as a result of the Honduran plant not meeting its plan for product shipments, as discussed above. Although the Company's profit margins will continue to be affected by the Xerox price reduction, the Company expects profit margins to improve as the Honduran plant improves its productivity and performs to plan.

Selling, general and administrative expenses were $992,071 for the current quarter and $1,915,081 for the six-month period ended September 30, 1997, compared to $776,381 and $1,512,243 for the same periods last year, an increase of approximately 28% and 27%, respectively. Selling expenses were $632,878 for the current quarter and $1,241,404 for the six-month period ended September 30, 1997, compared to $481,654 and $993,760 for the same periods last year, an increase of approximately 31% and 25%, respectively, mainly reflecting expenses related to the "Fire Shield" and TRC Consumer Marketing programs. General and administrative expenses were $359,193 for the current quarter and $673,677 for the six-month period ended September 30, 1997, compared to $294,727 and $518,483 for the same periods last year, an increase of approximately 22% and 30%, respectively, reflecting higher salaries, insurance costs and professional fees of which 18% of these expenses were related to the Company's Honduran subsidiary.

Research, development and engineering expenses were $295,365 for the current quarter and $564,639 for the six-month period ended September 30, 1997, compared to $295,573 and $573,706 for the same periods last year, reflecting comparable expenses year to year.

                                   - 6 -
Interest expense, net of interest and sundry income, for the current quarter was $8,897 and interest and sundry income, net of interest expense, was $30,162 for the six-month period ended September 30, 1997, compared to interest and sundry income, net of interest expense, of $49,544 and $96,030 for same periods last year, reflecting lower returns and average balances on the Company's short-term investments.


Liquidity and Capital Resources

As of September 30, 1997, the Company's cash and cash equivalents decreased to $626,228 from the March 31, 1997 total of $1,307,567, and short term investments decreased to $1,985,786 from the March 31, 1997 total of $3,031,013. The short term investments are comprised of U.S. Treasury Bills.

On September 10, 1997, the Company renewed its commercial line of credit at $2,500,000 with its institutional lender for one year, maturing in August 1998. The Company continues to have the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The Company also has available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing.

The Company's working capital decreased by $1,715,535 to $7,935,610 at September 30, 1997, compared to $9,651,145 at March 31, 1997. The decrease was primarily a result of the Company funding its Honduran subsidiary with its line of credit. The Company had expected to renew its line of credit in the second quarter for two years, causing the line of credit debt to be re-classed as long-term debt, thus improving the Company's working capital position; however, the Company opted to renew its line of credit for one year in order to maintain flexible loan covenants and lower non-usage costs. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's institutional lender as of September 30, 1997 was $243,750, compared to $281,250 at March 31, 1997, reflecting the Company's payments on principal for the six-month period.

The second quarter dividend of $.06 per share was paid on October 22 1997 to shareholders of record on September 30, 1997

















                                   - 7 -
Part II - Other Information


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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     October 31, 1997         Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 9 -