Form 10-Q
period 1997-12-31
TECHNOLOGY RESEARCH CORP
filed 1998-01-30
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1997

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


            Class                              Outstanding at January 30, 1998
____________________________                   _______________________________
Common stock, $.51 par value                            5,332,571



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                        Page

Condensed Consolidated Balance Sheets
     - December 31, 1997 and March 31, 1997 ............................ 1

Condensed Consolidated Statements of Income
     - Three months and nine months ended December 31, 1997
       and December 31, 1996 ........................................... 2

Condensed Consolidated Statements of Cash Flows
     - Nine months ended December 31, 1997 and December 31, 1996 ....... 3

Notes to Condensed Consolidated Financial Statements ................... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................... 5


Part II - Other Information


Item 1 - Legal Proceedings.............................................. 8

Item 2 - Changes in Securities.......................................... 8

Item 3 - Defaults Upon Senior Securities................................ 8

Item 4 - Submission of Matters to a vote of Shareholders................ 8

Item 5 - Other Information.............................................. 8

Item 6 - Exhibits and Reports on Form 8-K............................... 8


Signatures.............................................................. 9




















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31     March 31
                                                    1997          1997
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $      98,892     1,307,567
  Short term investments                         2,012,118     3,031,013
  Accounts receivable, net                       3,304,298     2,304,449
  Income tax receivable                                  -       178,130
  Inventories:
    Raw material                                 4,281,287     3,138,639
    Work in process                                836,088     1,309,312
    Finished goods                                 594,476       694,817
                                                ----------    ----------
      Total inventories                          5,711,851     5,142,768
  Prepaid expenses                                 208,978       178,972
  Deferred income taxes                            539,360       411,400
                                                ----------    ----------
      Total current assets                      11,875,497    12,554,299
                                                ----------    ----------
Property, plant, and equipment                   8,818,881     6,817,411
  Less accumulated depreciation                 (4,301,402)   (3,859,909)
                                                ----------    ----------
      Net property, plant, and equipment         4,517,479     2,957,502
                                                ----------    ----------
Deferred income taxes                              102,120       102,120
Other assets                                        56,788        24,028
                                                ----------    ----------
                                              $ 16,551,884    15,637,949
                                                ==========    ==========





















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $  2,275,100       652,999
  Accounts payable                               1,594,432     1,607,116
  Accrued expenses                                 334,319       296,549
  Dividends payable                                360,946       346,490
                                                ----------    ----------
     Total current liabilities                   4,564,797     2,903,154
Long-term debt, excluding current installments     148,515       206,250
                                                ----------    ----------
     Total liabilities                           4,713,312     3,109,404
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,719,611     2,719,611
  Additional paid-in capital                     7,411,581     7,411,581
  Retained earnings                              1,707,380     2,397,353
                                                ----------    ----------
     Total stockholders' equity                 11,838,572    12,528,545
                                                ----------    ----------
                                              $ 16,551,884    15,637,949
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




























                                   - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months Ended       Nine Months Ended
                                            December 31             December 31

                                         1997        1996        1997        1996
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   4,575,483   3,802,003  13,704,621  10,632,575
  Royalties                               82,630      77,624     311,027     313,446
                                      ----------  ----------  ----------  ----------
                                       4,658,113   3,879,627  14,015,648  10,946,021
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        3,435,409   2,729,293   9,739,345   7,395,698
  Selling, general, and administrative 1,040,719     746,945   2,955,800   2,259,188
  Research, development and engineering  327,494     235,294     892,133     809,000
                                      ----------  ----------  ----------  ----------
                                       4,803,622   3,711,532  13,587,278  10,463,886
                                      ----------  ----------  ----------  ----------
    Operating income                    (145,509)    168,095     428,370     482,135
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              29,415      54,072     109,025     167,657
  Interest expense                       (36,350)     (8,094)    (85,798)    (25,649)
                                      ----------  ----------  ----------  ----------
                                          (6,935)     45,978      23,227     142,008
                                      ----------  ----------  ----------  ----------
      Income (loss) before income taxes (152,444)    214,073     451,597     624,143

Income taxes expense (benefit)           (22,000)     70,000     181,707     107,126
                                      ----------  ----------  ----------  ----------
       Net income (loss)           $    (130,444)    144,073     269,890     517,017
                                      ==========  ==========  ==========  ==========

Basic earnings (loss) per share    $       (0.02)       0.03        0.05        0.10
                                      ==========  ==========  ===========  =========
Weighted average number of common
  shares outstanding                   5,332,571   5,321,903   5,332,571   5,320,102
                                      ==========  ==========  ==========  ==========

Diluted earnings (loss) per share  $       (0.02)       0.03        0.05        0.10
                                      ==========  ==========  ===========  =========
Weighted average number of common
  and equivalent shares outstanding    5,332,571   5,438,892   5,432,971   5,441,928
                                      ==========  ==========  ==========  ==========

Dividends paid                     $        0.06        0.06        0.18        0.18
                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.

                                   - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Nine Months Ended
                                                         December 31

                                                      1997        1996
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     269,890     517,017

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                           (93,041)   (153,669)
      Depreciation                                    441,493     369,367
      Decrease (increase) in accounts receivable     (999,849)    220,152
      Decrease (increase) in inventories             (569,083)      4,487
      Increase in prepaid expenses                    (30,006)   (127,630)
      Decrease in income taxes receivable             178,130           -
      Decrease (increase) in deferred income taxes   (127,960)     75,250
      Increase in other assets                        (32,760)     (1,900)
      Increase (decrease) in accounts payable         (12,684)     20,504
      Increase (decrease) in accrued expenses          37,770     (42,755)
      Increase in income taxes payable                      -        (991)
                                                   ----------  ----------
        Net cash provided by (used in)
            operating activities                     (938,100)    879,832
                                                   ----------  ----------
Cash flows from investing activities:
  Maturities of short-term investments              2,112,000   4,164,000
  Purchase of short-term investments               (1,000,064) (3,001,148)
  Capital expenditures                             (2,001,470)   (395,232)
                                                   ----------  ----------
        Net cash provided by (used in)
            investing activities                     (889,534)    767,620
                                                   ----------  ----------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement     1,622,101           -
  Principal payments on long-term debt                (57,735)    (56,250)
  Proceeds from exercise of stock options                   -       1,750
  Dividends paid                                     (945,407)   (947,856)
                                                   ----------  ----------
        Net cash provided by (used in)
            financing activities                      618,959  (1,002,356)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents   (1,208,675)    645,096

Cash and cash equivalents at beginning of period    1,307,567     341,601
                                                   ----------  ----------
Cash and cash equivalents at end of period      $      98,892     986,697
                                                   ==========  ==========

See accompanying notes to condensed financial statements.

                                   - 3 -
                      TECHNOLOGY RESEARCH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)



1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim period.

    The results of operations for the nine-month period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all of its investment securities (U.S. Treasury Bills) to be held-to-maturity. These securities are all classified in short-term investments on the consolidated balance sheets and mature within one year.

3. Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding.

    Diluted earnings per share has been computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Common Share equivalents included in the computation represent shares issuable upon exercise of stock options which would have a dilutive effect in periods where there are earnings.

    The Company adopted Statement of Financial Accounting Standards No. 128 ("Statement 128") "Earnings per Share" during the quarter ended December 31, 1997. In accordance with Statement 128, all previously presented earnings per share information has been calculated under the provisions of Statement 128, to the nature of the Company's capital structure, there was no difference between basic and diluted earnings per share calculated under Statement 128 and primary earnings per share calculated under APB Opinion No. 15.





















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

Current Nine Months Ended December 31, 1997 versus Nine Months Ended December 31, 1996

The Company's operating revenues (net sales and royalties) for the third quarter ended December 31, 1997 were $4,658,113, compared to $3,879,627 reported in the same quarter of the prior year, an increase of approximately 20%. The Company lost $130,444 for the current quarter, compared to earning $144,073 for the prior year's quarter. Basic and diluted earnings per share were $(.02) per share for the current period, compared to $.03 per share for the comparable period last year.

The Company's operating revenues (net sales and royalties) for the nine-month period ended December 31, 1997 were $14,015,648, compared to $10,946,021 reported in the same period of the prior year, an increase of approximately 28%. Net income for the nine-month period was $269,890, compared to $517,017, for the same period in the prior year, a decrease of approximately 48%. Basic and diluted earnings per share for the nine-month period were $.05 per share, compared to $.10 per share for the comparable period last year.

The Company's higher revenues were due to commercial sales increasing by $768,223 and military sales increasing by $2,303,823 over the prior nine-month period. The increase in commercial sales was primarily due to the level of business with the Company's OEM customers, both domestic and international. Sales to the sprayer/washer market increased slightly while sales to Xerox Corporation and its suppliers decreased primarily due to a price reduction which went into effect August 1, 1997. Throughout Fiscal Year 1998, the Company expects commercial sales to remain stable and sales to Xerox to continue to be affected by the price reduction. The increase in Military sales was primarily due to the Company now being in full production of the products related to the Tactical Quiet Generator Systems program.

Although the Company's revenues were higher for the current quarter, compared to revenues for the prior year's quarter, net income decreased as a result of higher period expenses primarily due to the Company's marketing programs and as a result of lower gross margins which were mainly caused by manufacturing inefficiencies (see next paragraph). The lower gross margins resulted from approximately $400,000 of additional cost for the Company to build its products for the third quarter in comparison to the same quarter last year.

The Company's wholly owned subsidiary, TRC Honduras, S.A. de C.V., recorded a loss of $73,624 for the third quarter and a loss of $192,456 for the nine-month period ended December 31, 1997. As part of the Company's on-going plan to produce its high-volume products at its Honduran subsidiary, the Company added six additional products to the production process in Honduras in the third quarter. Unfortunately, the manufacturing complexities associated with adding these additional products caused its subsidiary not to meet its production shipment plan for the third quarter, and the result was that additional product



                                   - 5 -
continued to be produced at the Company's Clearwater facility which involved the hiring of temporary employees and heavy overtime as well as higher labor rates in order to meet customer delivery commitments. The Company believes it is making progress in resolving the issues in bringing a new plant on-line and expects fourth quarter performance to be significantly better than the third quarter.

Total expenses for marketing the Company's "Fire Shield" and consumer Safe Living Smart products were $93,326 and $141,970 for the current quarter and $259,645 and $336,780 for the nine-month period, respectively. Although no significant sales have been recorded to date for these products, the Company believes that a significant opportunity exists for them. The Company continues to pursue its marketing plan to sell its line of OEM "Fire Shield" products and will continue to work to have some of them included in the National Electric Code; however, the Company will reduce its expenses in pursuing independent distributors to sell its consumer Safe Living Smart Products and concentrate on making these products available through catalogs, traditional distributors and OEM channels.

The Company's gross profit margin on net sales was approximately 25% for the current quarter and approximately 29% for the nine-month period ended December 30, 1997, compared to 28% and 30% for the same periods last year. The Company's gross profit margins were negatively impacted by the August 1st Xerox price reduction, by the costs associated with the Honduran plant start-up and by the additional costs incurred by the Clearwater facility as a result of the Honduran plant not meeting its plan for product shipments, as discussed above. Although the Company's profit margins will continue to be affected by the Xerox price reduction, the Company expects profit margins to improve as the Honduran plant improves its productivity and performs to plan.

Selling, general and administrative expenses were $1,040,719 for the current quarter and $2,955,800 for the nine-month period ended December 31, 1997, compared to $746,945 and $2,259,188 for the same periods last year, an increase of approximately 39% and 31%, respectively. Selling expenses were $741,599 for the current quarter and $1,983,003 for the nine-month period ended December 31, 1997, compared to $460,009 and $1,453,769 for the same periods last year, an increase of approximately 61% and 36%, respectively, primarily reflecting higher salary related expenses, travel and advertising costs and professional fees of which 30% of these expenses for the nine-month period were related to marketing the Company's "Fire Shield" and consumer Safe Living Smart products. General and administrative expenses were $299,120 for the current quarter and $972,797 for the nine-month period ended December 31, 1997, compared to $286,936 and $805,419 for the same periods last year, an increase of approximately 4% and 21%, respectively, primarily reflecting higher salary related expenses, insurance costs and professional fees of which 14% of these expenses for the nine-month period were related to the Company's Honduran subsidiary.

Research, development and engineering expenses were $327,494 for the current quarter and $892,133 for the nine-month period ended December 31, 1997, compared to $235,294 and $809,000 for the same periods last year, an increase of approximately 39% and 10%, respectively, primarily reflecting higher salary related expenses due to a greater number of employees in the department. In addition to higher salary related expense, UL and group insurance costs were higher for the current quarter compared to the same period last year.




                                   - 6 -
Interest expense, net of interest and sundry income, for the current quarter was $6,935 and interest and sundry income, net of interest expense, was $45,978 for the nine-month period ended December 31, 1997, compared to interest and sundry income, net of interest expense, of $23,227 and $142,008 for same periods last year, reflecting lower returns and average balances on the Company's short-term investments.

Income taxes as a percentage of income (loss) before income taxes was (14%) for the current quarter, compared to 33% for the prior year's quarter, and 40% for the current nine-month period, compared to 17% for the prior year's nine-month period. The tax benefit for the current quarter was lower and the tax expense for the current nine-month period was higher then expected due to the Company's foreign subsidiary's losses for which no income tax benefit is available. In addition, the prior year's nine-month period income taxes reflects the refund of certain state income taxes.

Liquidity and Capital Resources

As of December 31, 1997, the Company's cash and cash equivalents decreased to $98,892 from the March 31, 1997 total of $1,307,567, and short term investments decreased to $2,012,118 from the March 31, 1997 total of $3,031,013. The short term investments are comprised of U.S. Treasury Bills.

On September 10, 1997, the Company renewed its commercial line of credit at $2,500,000 with its institutional lender for one year, maturing in August 1998. The Company continues to have the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The Company also has available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing. The Company's debt from advances on its line of credit was $2,200,100 as of December 31, 1997.

The Company's working capital decreased by $2,340,445 to $7,310,700 at December 31, 1997, compared to $9,651,145 at March 31, 1997. The decrease was primarily a result of the Company funding its Honduran subsidiary and the Company's earnings not exceeding its dividend. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's institutional lender as of December 31, 1997 was $223,515, compared to $281,250 at March 31, 1997, reflecting the Company's payments on principal for the nine-month period.

The third quarter dividend of $.06 per share was paid on January 20, 1998 to shareholders of record on December 31, 1997. The Board of Directors will review the Company's dividend policy at its regularly scheduled board meeting in March 1998.










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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     January 30, 1997         Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 9 -