Form 10-K405
period 1998-03-31
TECHNOLOGY RESEARCH CORP
filed 1998-06-29
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 29, 1998, the number of shares outstanding of the registrant's common stock, $.51 par value was 5,400,253, and based on the closing sale price on such date, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $10,506,342.

Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 20, 1998.


                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 12
Item 3.  Legal Proceedings  ........................................... 12
Item 4.  Submission of Matters to a Vote of Security Holders  ..........12


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ................................. 13
Item 6.  Selected Financial Data  ..................................... 14
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ......................... 15
Item 8.  Financial Statements and Supplementary Data  ................. 20
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 20


PART III

Item 10. Directors and Executive Officers of the Registrant  .......... 20
Item 11. Executive Compensation  ...................................... 20
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  ....................................... 20
Item 13. Certain Relationships and Related Transactions  .............. 20


PART IV

Item 14. Exhibits, Financial Statements Schedules,
         and Reports on Form 8-K  ..................................... 20


SIGNATURES  ........................................................... 23




















                                      Part I

ITEM 1.  BUSINESS

General

The Company was incorporated in Florida in June 1981 with the intended purpose of pursuing orders for products to be designed and manufactured for sale to the military engine generator set controls market, a segment with respect to which the Company's founders had acquired substantial experience.

The Company currently designs, develops, manufactures and markets electronic control and measurement devices related to the distribution of electrical power and specializes in electrical safety products that prevent electrical fires and protect against electrocution and serious injury from electrical shock. Such products include ground fault protective devices, fire prevention devices for fires caused by aging appliance and extension cords, controls for electrical power generating systems, transformers and magnetics. These products are used in providing safe and efficient utilization and controlled distribution of electricity and have consumer, commercial and governmental applications in the United States and throughout the world.

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

Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------     ----        --------     ----          -----
    1998   $ 13,434,352     74.2     $ 4,667,433     25.8     $ 18,101,785
    1997     12,803,181     85.3       2,200,413     14.7       15,003,594
    1996     14,541,301     87.7       2,040,000     12.3       16,581,301
    1995     18,095,134     86.4       2,840,423     13.6       20,935,557
    1994     14,022,113     71.2       5,681,341     28.8       19,703,454

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       1998             $ 329,166
                       1997               381,977
                       1996               797,920
                       1995               837,399
                       1994               785,723

The Company's backlog of unshipped orders at March 31, 1998 was approximately $4,600,000. This backlog consists of approximately 74% commercial product orders and approximately 26% military product orders, all of which is expected to ship within Fiscal Year 1999.




                                       -3-
Commercial Products and Markets

Ground fault protective devices protect equipment and people against electrical faults which can occur between electrically "live" conductors and ground.
These ground fault conditions can damage equipment, start fires, or seriously or fatally injure humans.

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

A ground fault is a condition where electric current finds an unintentional path to ground such as through the exposed metal parts of an appliance or tool. Faults occur because of damage that causes internal wiring to touch these exposed metal parts or because an appliance or tool gets wet. Upon such occurrence, the entire device can become as electrically alive as the power line to which it is attached. If a person is touching such a live device while grounded (by being in contact with the ground or, for example, a metal pipe, gas pipe, drain or any attached metal device), that person can be seriously or fatally injured by electric shock. Fuses or circuit breakers do not provide adequate protection against such shock, because the amount of current necessary to injure or kill a normal adult is far below the level of current required for a fuse to blow or a circuit breaker to trip. GFCIs constantly monitor electric current, and as long as the amount of current returning from the appliance is equal to the amount that is directed to the device, the GFCI performs no activities. Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard. Upon recognizing that condition, the GFCI terminates the flow of electricity instantaneously.

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

An ALCI is a device intended to be used in conjunction with an electrical appliance whose function is to interrupt both conductors of the electric circuit to a load when a fault current to ground exceeds 4 - 6 mA and is less than that required to operate the overcurrent protection device of the circuit. The ALCI is intended to be used only in a circuit that has a solidly grounded neutral conductor, and is not intended to be used in place of a GFCI in applications where the GFCI is required. ALCIs are considered "personnel protection" devices. This product is intended for infrequent and short-time use, and used only while attended; for example, with kitchen appliances, floor care products, hair dryers, and the like, which are connected to a power supply circuit by means of a flexible cord terminating in an attachment plug.
                                       -4-
Government and industry research into the major causes of fire has led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented "Fire Shield", a product designed to prevent fires caused by damaged or aging appliance and extension cords, which have been identified as a leading cause of electrical fires. According to the United States Consumer Product Safety Commission ("CPSC"), these types of fires caused 149,900 residential structural fires involving electrical equipment, which resulted in 750 civilian deaths, more than 6,320 injuries and nearly $1.3 billion in property losses. The CPSC estimates were based on 1994 fire service reports.

The National Electrical Code (the "Code") requires GFCIs for the protection of receptacle outlets outdoors, as well as in bathrooms, garages and other risk areas, and in new residences, hotels and public buildings. The Code is followed by most local government building codes. There is increasing effort by certain groups such as the National Electric Manufacturers Association and Consumer Products Safety Commission to require GFCI protection in other locations and applications. The Company presently focuses its marketing efforts in certain spot markets which have developed in response to Code imposed requirements.

For example, a Code requirement that became effective on January 1, 1991, requires that a protective device be incorporated into hair dryers, curling irons and crimpers to protect users from possible electrocution. In response to this Code change, the Company developed a smaller GFCI plug that incorporates its patented GFCI/ALCI technology. Additionally, the Company developed an Immersion Detection Circuit Interrupter ("IDCI") that can also be used to protect users of these products.

Also, Article 625 of the 1996 Edition of the National Electrical Code requires electric vehicle ("EV") charging systems to include a system that will protect people against serious electric shock in the event of a ground fault. The Company has shipped product to the majority of the major automobile manufacturers in support of their small EV production builds, and the Company is active with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis. As the EV market grows, the Company is well-positioned to grow along with it.

The Company currently manufactures and markets various portable GFCI, ALCI and ELCI products, such as plug-in portable adapters, several extension cord models in various lengths, various modules for OEM customers, and variations of such products for voltage differences in both the United States and foreign markets. The Company has been issued several domestic and foreign patents on its portable GFCI which incorporate design features not available on any similar product known to the Company (see Patents, Licenses and Trademarks on page 9 for further information). The Company has entered into seven license agreements and three sales and marketing agreements concerning the portable GFCI, ALCI and ELCI. These agreements are with entities located in Australia, France, Italy, Japan, the United Kingdom and the United States and are for the purpose of market penetration in those areas where it would be difficult for the Company to compete on a direct basis.








                                       -5-
On April 24, 1997, the Company came to an amicable conclusion of its license agreement with Windmere Corporation (the "Agreement") which had been in effect since August 2, 1988. Windmere Corporation is a large Miami, Florida based manufacturer and distributor of a wide variety of, among other items, portable personal care and household products utilizing electric current (e.g. haircurlers, irons, food mixers and numerous other items), most of which are sold both domestically and internationally. Under the Agreement, Windmere was granted an exclusive license (subject to the rights of certain other preexisting licensees) to sell and distribute certain GFCI/ALCI or IDCI based electrical safety products in the United States, and to manufacture GFCI/ALCI and IDCI units (a) in the Far East (a defined term within the Agreement referencing most Asiatic countries) for incorporation into finished electrical safety products to be sold throughout the world directly or by way of Far East OEMs; or (b) in the United States for sale or distribution, at retail, in conjunction with personal care items and household appliances. The Company also agreed to purchase its requirements of Far East manufactured GFCI and IDCI products from Windmere and its affiliates as long as the Company could obtain the same in a reasonable period and at a competitive cost. The Company's decision to produce these products at its Honduran subsidiary, along with the fact that Windmere's use of the Company's license would be limited going forward, brought about the termination of the Agreement.


Military Products and Markets

The Company has been honored for the calendar years 1995, 1996 and 1997 to be rated as a Best Value Medalist for the highest rating Gold Category by the Defense Logistics Agency, which signifies the Company's commitment to military contract performance.

The Company is currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors. The term "control equipment" refers to the electrical controls used to control the electrical power output of the generating systems. In general, the controls monitor and regulate the operation of generator mobile electric generating system sets. Electric generating systems are basic to all branches of the military, and demand has remained relatively constant, unlike products utilized in armaments and missiles. Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets which incorporate the Company's products. The Company is a qualified supplier for 37 control equipment products as required by the Department of Defense and is a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies. These products are primarily furnished for spare parts support for existent systems in the military inventory.

In late 1989, the Company completed the redesign of the control equipment related to the Tactical Quiet Generator Systems program and provided prototype units to a prime contractor for testing, which was completed in the third fiscal quarter for the year ended March 31, 1992. Subsequently, the Company received production orders for these products from the U.S. Government's prime contractor in the approximate amount of $7,500,000 covering the time period from August 1992 to October 1994. All deliveries have been completed under this contract, and an additional $4,900,000 contract for these products was


                                       -6-
awarded to the Company by a prime contractor in March 1995, which covers approximately a two-year period of which deliveries began in the second quarter of Fiscal Year 1997. Shipments to this program will not be as strong during Fiscal Year 1999 as the current phase of the contract nears completion and until the next phase of the recently awarded follow-on contract is placed and scheduled in production by the prime contractor. Additionally, several new government contracts have been awarded with similar control equipment for the engine generator systems, and the Company has positioned itself with the Government prime contractors to be a participant in this business.

The Company continues to furnish various types of electrical power monitors for military Naval Shipboard requirements. The monitors are used on all classes of Naval surface vessels, such as minesweepers, destroyers guided missile cruisers and aircraft carriers in addition to other types of Naval vessels. The monitors are furnished for new vessel production, retrofit upgrades and existent vessels requiring spare support parts. The Company also supplies the military with electrical devices for control and monitoring of the on-board auxiliary power diesel electric generating system for the new C2v Armored Chassis Tactical Vehicle, Electronic Command Post System and the newly developed armored ambulances. These devices include A.C. power monitor assemblies (which provide system protection and status display on on-board computers), generator voltage regulators, power transformers, A.C. overcurrent and short circuit protection monitor assemblies and current sensing transformers. All of these products have met the high shock and vibration and endurance testing requirements during both highly accelerated stress screening tests and vehicle road testing at Aberdeen Proving Grounds. The Company is now receiving order releases for the initial low rate production phase for C2v vehicles.

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


Testing and Qualification

A number of the Company's commercial products must be tested and approved by UL. UL publishes certain "Standards of Safety" which various types of products must meet and performs specific tests to ascertain whether a product meets the prescribed standards. If a product passes these tests, it receives UL approval. Once the Company's products have been initially tested and qualified by UL, they are subject to regular field checks and quarterly reviews and evaluations. UL may withdraw its approval for such products if they fail to pass these tests and if prompt corrective action is not taken. The Company's portable electrical safety products have received UL approval. In addition, certain of the Company's portable GFCI, ALCI and ELCI products have successfully undergone similar testing procedures conducted by comparable governmental testing facilities in Europe, Canada and Japan.

The Company's military products are subject to testing and qualification standards imposed by the United States government. The Company has established a quality control system which has been qualified by the United

                                       -7-
States Department of Defense to operate under the requirements of a particular specification (MIL-I-45208). To the extent the Company designs a product which it believes to meet those specifications, it submits the products to a government testing laboratory, such as that located at Ft. Belvoir, Virginia. If approved, the product is rarely subject to requalification; however, the military may disqualify a product if it is subject to frequent or excessive operational failures. Further, the current specifications and requirements could be changed at any time, which would require the Company to redesign its existing products or develop new products which would have to be submitted for testing and qualification prior to their approval for purchase by the military or its prime contractors. Certain contracts require testing and acceptance by government inspectors prior to shipment of the product.

The Company is presently enhancing its quality processes with the objective to meet the ISO 9000 Series International Quality Standards, and the Company's wholly owned foreign subsidiary, TRC/Honduras S.A. de C.V., has been recommended by an independent certifying organization for ISO 9002 certification.


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

The business of an electronics manufacturer, such as the Company, primarily involves assembly of component parts. The only products which the Company manufactures from raw materials are its transformers and magnetic products. The manufacture of such products primarily involves the winding of wire around magnetic steel cores. The remainder of the products which the Company manufactures are assembled from component parts produced by other manufacturers.

On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC Honduras, S.A. de C.V., a wholly owned subsidiary of Technology Research Corporation, for the purpose of manufacturing the Company's high-volume products. This decision was made in line with the Company's goal of always striving to improve quality, profit margins and customer satisfaction. TRC Honduras, S.A. de C.V. resides in a leased 42,000 square foot building located in ZIP San Jose, a free trade zone and industrial park, in San Pedro Sula, Honduras. The lease is for a term of five years with an option to extend the lease for another five years. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, a twenty year Honduran federal income tax holiday and a ten year Honduran municipal income tax holiday for the profits generated by the Honduran subsidiary, and various other benefits. TRC Honduras, S.A. de C.V. has been funded by the Company with equity of $1,400,000 to be used for machinery, equipment and various start-up costs.

The Company continues to manufacture its military and low-volume commercial products in its 43,000 square foot facility in Clearwater, Florida.

                                       -8-
Patents, Licenses, and Trademarks

The Company's President, Mr. Legatti, has designed for the Company and the Company has been issued four U.S. patents and two British, Canadian, Italian and Australian patents with respect to its portable GFCIs that have features not presently available on any similar product known to the Company. Also, patents on the same device have been issued from France, Japan, Germany and three other countries. The patents will be valid for 20 years in the United States running from January 1986. Duration of patents in the other countries vary from 15 to 20 years.

The Company licenses its technology for use by others in exchange for a royalty or product purchases. Licensees are located in Australia, France, Italy, Japan, the United Kingdom and the United States. Each licensee agrees to pay the Company a royalty or purchase product based on schedules set forth in the applicable agreement. The Company agrees to provide certain technical support and assistance to its licensees. The licensees have agreed to indemnify and hold the Company harmless against any liability associated with the manufacture and sale of products subject to the license agreement, including but not limited to defects in materials or workmanship.

The Company has no other patents on or licensee agreements with respect to its products or technology, but has registered its TRC trademark with the U.S. Office of Patents and Trademarks.


Marketing

The Company's products are sold throughout the world, primarily through an expanded in-house sales force, licenses and sales and marketing agreements. Although the Company will continue to market existing and new products through these mediums, the Company is looking for other viable mediums through which to market its products. The Company relies significantly upon the marketing skills and experience, as well as the business experience, of the management of the Company in marketing its products.

The Company complements its marketing activity through the use of additional distributors and sales representative organizations. The Company's internal distribution division, TRC Distribution, is supported by 25 independent sales representatives who sell to 662 electrical, industrial and safety distributors.

The Company also markets through OEMs that sell the Company's GFCI products under their own brand label. Additionally, the Company has exhibited its GFCI products at numerous trade shows which have resulted in new commercial markets, including the recreational vehicle industry and the appliance industry.

In Fiscal Year 1997, the Company implemented a consumer sales program for its Safe Living/Smart Products using independent distributors that specialize in selling products directly to the household consumer. The Company modified this program in Fiscal Year 1998 and has increased its public relations efforts to heighten consumer awareness for these products. The Company has targeted Electric Utilities as a distribution channel for selling its products to the consumer since many utilities are in the process of dealing with deregulation and are seeking other sources of revenue from their rate paying customer. The Company is working with a number of these utilities to implement programs to sell various Safe Living/Smart Products.



                                       -9-
The Company utilizes primarily foreign licenses and sales and marketing agreements to market its products internationally (see Patents, Licenses and Trademarks on page 9 for further information). The Company's products have world-wide application, and the Company believes that international demand for these products will continue to contribute to the Company's growth.

The Company offers its customers no specific product liability protection except with regards to those customers that are specifically named as "Broad Form Vendors" under its product liability coverage. The Company does extend protection to purchasers in the event there is a claimed patent infringement that pertains to the Company's portion of the final product. The Company also carries product and general liability insurance for protection in such cases.

Major Customers and Exports

Individual customers and aggregate exports which accounted for 10% or more of sales were:
                                                     Year ended March 31
                                                     -------------------
     Customer                                   1998        1997        1996
     --------                                   ----        ----        ----
     Xerox Corporation                    $  2,838,905   2,529,398   1,686,421
     Noma Appliance & Electric, Inc.,
          f/k/a Fleck Manufacturing, Inc.
          (a Xerox Corporation supplier)     1,666,516   1,776,424   2,358,887
     Other Xerox Corporation suppliers         133,044     802,800   2,474,142
     Fermont Division                        2,817,079           -           -
                                             ---------   ---------   ---------
                                          $  7,455,544   5,108,622   6,519,450
     Exports:
          Canada                          $  1,894,215   1,831,898   2,367,890
          Far East                             486,277   1,057,605   1,967,494
          Europe                             2,554,772   1,396,823   1,750,257
          Mexico                               979,187     736,992     569,845
          Australia                            218,530     150,760     438,875
          South America                         20,994      82,838           -
          Middle East                            3,397       5,324           -
                                             ---------   ---------   ---------
               Total exports              $  6,157,372   5,262,240   7,094,361
                                             =========   =========   =========

Sales to Xerox Corporation and its suppliers were down from the previous fiscal year due primarily to a price reduction effective August 1, 1997. Xerox and its suppliers accounted for approximately 26% of the Company's sales for Fiscal Year 1998, compared to approximately 34% for the prior fiscal year, and because they account for such a large percentage of the Company's sales, the loss of Xerox as a customer would have a material adverse effect on the Company's business. Higher exports to Europe and Mexico and lower exports to the Far East can primarily be attributed to Xerox's international suppliers. Overall, exports to the Company's international OEM customers were stronger for Fiscal Year 1998 compared to the Company's prior fiscal year.

The Company's military product sales are primarily to OEM prime contractors and secondarily to military procurement logistic agencies for system support parts. In Fiscal Year 1998, military sales were approximately 26% of total sales, compared to 15% in the prior year. The increase was primarily due to the level of sales with Fermont Division, the U. S. Government's prime contractor for the Tactical Quiet Generator Systems Program, of which the Company was in full production in Fiscal Year 1998.
                                       -10-
The Company has no relationship with any of its customers except as a supplier of product.


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

In the military market, the Company's products must initially pass government specified tests. The Company must compete with other companies, some being larger and some smaller than the Company, acting as suppliers of similar products to prime government contractors. The Company believes that knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market. The Company believes that it has strength in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment. A substantial portion of spare part procurement is set aside for small business concerns, which are defined in general as entities with fewer than 1,000 employees. Because the Company is classified as a small business concern, it qualifies for such set aside procurements for which larger competitors are not qualified. The entry barriers to the military market are great because of the need, in most cases, for products to pass government tests and qualifications.


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

The Company spent $1,223,422 in Fiscal Year 1998, $1,147,630 in Fiscal Year 1997 and $975,568 in Fiscal Year 1996 on research, development and engineering activities. None of these activities were sponsored or financed by customers, and all are expensed as incurred. The Company anticipates spending levels to remain constant in the new fiscal year.


                                       -11-
Employees

As of March 31, 1998, the Company employed 145 persons on a full time basis, and of that total, 91 employees were engaged in manufacturing operations, 23 in engineering, 19 in marketing and 12 in administration.

The Company's subsidiary employed 338 persons on a full time basis as of March 31, 1998, and of that total, 333 employees were engaged in manufacturing operations and 5 in administration.

None of the Company's employees are represented by a collective bargaining unit, and the Company considers its relations with employees to be stable.


ITEM 2.  PROPERTIES

The Company's executive offices and U.S. manufacturing facility are located on
4.7 acres of leased land in the St. Petersburg-Clearwater Airport Industrial Park. The lease, with options, extends for 40 years until 2021 and is subject to certain price escalation provisions every five years. This leased land is adequate to enable the Company to expand this facility to 60,000 square feet. The present facility provides a total of 43,000 square feet, including 10,000 square feet of offices and engineering areas, as well as 23,000 square feet of production areas and 10,000 square feet of warehouse space.

In March 1997, the Company entered into a five year lease agreement with ZIP San Jose, an industrial park located in San Pedro Sula, Honduras, for a 42,000 square foot building in which the Company manufactures its high-volume products. The Company has the option of extending the lease another five years if it wishes. Lease payments began in May 1997 and continue through July 2002.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.















                                       -12-
                                  Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

The Company's shares of Common Stock are registered under 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal years ended March 31, 1998, 1997 and 1996 as reported by the NASDAQ system.
                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
March 31, 1998:                         ----      ----          ---------
  First Quarter    .................    4 1/8     3 1/16         $ .06
  Second Quarter   .................    4 1/2     3 9/16           .06
  Third Quarter    .................    4 9/16    3                .06
  Fourth Quarter   .................    3 7/16    1 15/16            -
                                                                  ----
                                                                 $ .18
March 31, 1997:
  First Quarter    .................    6 1/4     4 1/2          $ .06
  Second Quarter   .................    5 3/8     3 7/8            .06
  Third Quarter    .................    4 5/8     4                .06
  Fourth Quarter   .................    4 9/16    3 13/16          .06
                                                                  ----
                                                                 $ .24
March 31, 1996:
  First Quarter    .................    5 1/4     3              $ .06
  Second Quarter   .................    6 3/16    4 5/16           .06
  Third Quarter    .................    5 1/2     3 3/4            .06
  Fourth Quarter   .................    5 11/16   3 7/8            .06
                                                                  ----
                                                                 $ .24

As of May 29, 1998, the approximate number of the Company's shareholders was
700. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 2,500 shareholders.

On August 23, 1995, at the Company's Annual Meeting, the shareholders approved a one share for three share reverse stock split, by a majority vote of 82.24%. The record date for the reverse stock split was September 15, 1995, and the Company's financial information now reflects the reverse split for all periods presented.

The Company's authorized capital stock, as of May 29, 1998, consisted of 10,000,000 shares of authorized common stock, par value $.51, of which 5,400,253 shares were issued and outstanding.

On March 16, 1998, the Company announced that its Board of Directors suspended its fourth quarter dividend. The Company's Board of Directors will review the Company's dividend policy on a quarterly basis and make a determination at such time as to whether the Company will resume payment of a dividend based on the Company's cash and earnings position. The Company declared dividends of $.18 per share during Fiscal Year 1998 and $.24 per share during Fiscal Years 1997 and 1996.
                                       -13-
ITEM 6.  SELECTED FINANCIAL DATA


                          1998       1997       1996       1995       1994
                          ----       ----       ----       ----       ----
Year ended March 31:

  Operating revenues $ 18,430,951 15,385,571 17,379,221 21,772,956 20,489,177

  Gross profit       $  4,836,280  4,747,997  5,895,687  5,246,105  5,618,096

  Net income (loss)  $   (196,314)   566,658  2,038,785  1,867,957  2,296,778

Basic earnings
    per share        $       (.04)       .11        .39        .36        .48

Weighted average number
  of common shares
  outstanding           5,332,571  5,321,698  5,281,932  5,159,614  4,809,434

  Diluted earnings
    per share        $       (.04)       .10        .38        .35        .45

  Weighted average number
    of common and
    equivalent shares
    outstanding         5,332,571  5,441,620  5,404,885  5,339,953  5,083,007

  Cash dividends
    declared         $        .18        .24        .24          -          -


March 31:

  Working capital    $  6,875,679  9,651,145 10,931,740 10,089,672  9,102,131

  Total assets       $ 15,746,818 15,637,949 15,380,590 14,813,938 13,443,899

  Current
    liabilities      $  4,243,200  2,903,154  1,867,678  2,119,000  2,216,719

  Long-term debt     $    131,250    206,250    281,350    356,350    831,350

  Total liabilities  $  4,374,450  3,109,404  2,149,028  2,475,350  3,123,069

  Retained earnings  $  1,241,176  2,397,353  3,108,371  2,340,267    470,310

   Total stockholders'
  equity             $ 11,372,368 12,528,545 13,231,562 12,338,588 10,320,830










                                       -14-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results:

Fiscal Years 1998 and 1997 Comparison

The Company's operating revenues (net sales and royalties) for the fiscal year ended March 31, 1998 ("Fiscal Year 1998") were $18,430,951, compared to $15,385,571 reported for the Company's fiscal year ended March 31, 1997 ("Fiscal Year 1997"), an increase of approximately 20%. The Company lost $196,314 for Fiscal Year 1998, compared to earning $566,658 for Fiscal Year 1997, and basic and diluted earnings were $(.04) per share for Fiscal Year 1998, compared to basic earnings of $.11 per share and diluted earnings of $.10 per share for Fiscal Year 1997. Common and equivalent shares outstanding were comparable from year to year.

The Company's higher revenues for Fiscal Year 1998 were due to commercial sales increasing by $631,171 and military sales increasing by $2,467,020 over the prior year. The increase in commercial sales was primarily due to the level of business with the Company's international OEM customers while sales to the Company's domestic OEM customers were flat during Fiscal Year 1998. Sales to Xerox Corporation and its suppliers decreased by $343,969 primarily due to a price reduction which went into effect August 1, 1997. The increase in military sales was primarily due to the Company being in full production of the products related to the Tactical Quiet Generator Systems program. Shipments to this program will not be as strong in Fiscal Year 1999 as the current phase of the contract nears completion and until the next phase of the recently awarded follow-on contract is placed and scheduled in production by the Prime Contractor. The Company expects, however, continued growth in commercial sales with additional participation from the U.S. OEM market for the reasons stated below. Sales to Xerox should be steady.

Royalty income was down, as expected, by $52,811 due to less royalties from Windmere Corporation. In April 1997, the Company agreed to accept a final payment of $100,000 from Windmere to license the Company's products with the understanding that no future royalties would be paid to the Company. On
May 17, 1997, the Company granted an exclusive license to Yaskawa Control of Japan for the Company's full line of commercial electrical protection devices and the Company's protective devices for the electric vehicle charging systems. The Company received a licensing fee of $125,000 from Yaskawa Control in Fiscal Year 1998 which substantially offset the loss of royalty income from Windmere Corporation.

The Company has taken a number of actions to make Fiscal Year 1999 a profitable year with revenue growth. First, for the past few months, the Company has employed a highly experienced manufacturing professional, who has extensive knowledge of the Company's product lines to work with the Honduran management team. In addition, Steve Jackson, Vice President of Operations for the Company, has been recently assigned to reside full time in Honduras until such time as the operating inefficiencies have been corrected and the operation contributes to the Company's profitability. Second, the Company's operating budgets for Fiscal Year 1999 have been slashed by approximately $800,000 from last year's actual operating expenditures. Third, the Company has consolidated its U.S. Commercial Sales functions under Edward A. Schiff, who has been promoted to Vice President U.S. Commercial Sales and Marketing. This consolidation will provide increased focus on specific market segments facilitating revenue growth for the Company's commercial and consumer business.

                                       -15-
Although the Company's revenues were higher for Fiscal Year 1998, compared to Fiscal Year 1997, net income decreased as a result of higher period expenses and lower gross margins. Higher period expenses were primarily due to the Company's special marketing programs, and lower gross margins were a result of manufacturing inefficiencies and inventory adjustments related to the Company restructuring its manufacturing operations from a contract manufacturer in China to its wholly owned subsidiary in Honduras(see next paragraph). The lower gross margins resulted from approximately $1,200,000 of additional manufacturing cost variances incurred for the Company to produce its products in Fiscal Year 1998, compared to the prior year, with the majority of these variances occurring in the third and fourth quarters.

The Company's wholly owned subsidiary, TRC Honduras, S.A. de C.V., recorded a loss of $375,264 for Fiscal Year 1998. As part of the Company's on-going plan to produce its high-volume products at its Honduran subsidiary, the Company added six additional products to the production process in Honduras in the third quarter. Unfortunately, the manufacturing complexities associated with adding these additional products caused its subsidiary not to meet its production shipment plan for the third and fourth quarters, and the result was that additional product continued to be produced at the Company's Clearwater facility causing the use of temporary employees and heavy overtime as well as higher labor rates in order to meet customer delivery commitments.

Total expenses for marketing the Company's "Fire Shield" and consumer Safe Living/Smart Products were $373,648 and $380,950 for Fiscal Year 1998, respectively. Although no significant sales have been recorded to date for these products, the Company has received its first order for OEM "Fire Shield" cord sets to be used with portable heaters. The Company hopes that this is the first step in convincing other appliance manufacturers to incorporate
"Fire Shield" into their products to prevent dangerous electrical cord fires. The Company will continue to pursue its marketing plan to sell its line of OEM "Fire Shield" products and will continue to work to have some of them included in the National Electrical Code.

The Company's gross profit margin was approximately 27% of net sales for Fiscal Year 1998 compared to 32% for the prior year. The difference was primarily due to weaker profit margins resulting from the price reduction to Xerox Corporation and manufacturing inefficiencies, inventory adjustments and the Company restructuring its manufacturing operations from a contract manufacturer in China to its wholly owned subsidiary in Honduras. The Company believes this restructuring will ultimately result in lower duty, freight and product costs thus positioning the Company to remain competitive in the future.

Selling, general and administrative expenses for Fiscal Year 1998 were $4,023,205, compared to $3,458,872 for the prior year, an increase of approximately 16%. Selling expenses were $2,710,774 for Fiscal Year 1998, compared to $2,257,128 for the prior year, an increase of approximately 20%, reflecting expenses related to the marketing of the "Fire Shield" products and the consumer marketing program. General and administrative expenses were $1,312,431, compared to $1,201,744 for the prior year, an increase of approximately 9%, reflecting the additional administration expenses of the Company's Honduran subsidiary.

Research, development and engineering expenses for Fiscal Year 1998 were $1,223,422, compared to $1,147,630 for the prior year, an increase of approximately 7%, reflecting primarily higher salary expenses related to a a greater number of employees in the department.


                                       -16-
Interest expense, net of interest and sundry income, for Fiscal Year 1998 was $4,462, compared to interest and sundry income, net of interest expense, of $173,670 for the prior year, reflecting higher interest expense, due to the Company using its line of credit, and lower returns and average balances on the Company's short-term investments.

Income tax expense for Fiscal Year 1998 was $110,671, compared to $130,484 in the prior year, which was based on U.S. income before income tax of $289,621 and $697,142, respectively. The Internal Revenue Code does not allow a tax benefit for losses on foreign subsidiaries, and no tax benefit is available in Honduras. For this reason, the Company did not record any tax benefit from the loss of $375,264 recorded by TRC Honduras S.A. de C.V., the Company's wholly owned foreign subsidiary. The actual tax rate for Fiscal Year 1997 was less than the expected tax rate, primarily due to the Company receiving a favorable ruling from the State of Florida as discussed below.


Fiscal Years 1997 and 1996 Comparison

The Company's operating revenues (net sales and royalties) for the Company's fiscal year ended March 31, 1997 ("Fiscal Year 1997") were $15,385,571, compared to $17,379,221 reported for the Company's fiscal year ended March 31, 1996 ("Fiscal Year 1996"), a decrease of approximately 11%. The Company's net income for the Fiscal Year 1997 was $566,658, compared to $2,038,785 for Fiscal Year 1996, and basic earnings were $.10 per share and diluted earnings were $.11 per share for Fiscal Year 1997, compared to basic earnings of $.39 per share and diluted earnings of $.38 per share for Fiscal Year 1996. Common and equivalent shares outstanding were comparable from year to year.

The Company's lower revenues for Fiscal Year 1997 were due to commercial sales decreasing by $1,738,121 from the prior year as a result of the level of business with Xerox and, to a lesser extent, the sprayer/washer market. Revenues from the high pressure sprayer/washer market were negatively impacted in Fiscal Year 1997, as well as Fiscal Year 1996, by a provision in the National Electrical Code permitting the use of double-insulation for certain sprayer/washer products to be sold without a GFCI provided they are used with a GFCI. This provision was eliminated in the National Electrical Code, effective January 1996. The revenues associated with Xerox were negatively impacted by a price reduction on October 1, 1996 and by the transition period of the Company supplying Xerox with its European product requirements instead of Temic Telefunken, which had an impact on both royalties from Temic and shipments of piece parts to Temic which were used by Temic to manufacture finished product. Military sales increased by $160,414 from the previous year due to the Company entering into full production of the products related to the Tactical Quiet Generator Systems program, which has an expected value of $4,900,000 over approximately two years.

Royalty income for Fiscal Year 1997 was $381,977, compared to $797,920 for Fiscal Year 1996, a decrease of $415,943, or approximately 52%. The Company's royalties were down, as expected, due to less royalties received from Windmere Corporation and Temic(Telefunken Microelectronics)GmbH. The Company received less royalties from Windmere, because Windmere, in an effort to reduce their product cost because of competitive pressures, negotiated a lower royalty agreement with the Company effective in Fiscal Year 1997. The Company received less royalties from Temic in Fiscal Year 1997 as a result of Xerox transferring their European product requirements back to TRC during Fiscal Year 1997.



                                       -17-
The Company's revenues rose steadily throughout Fiscal Year 1997 since its first quarter ended June 30, 1996. The Company did not, however, experience the anticipated revenues from the "Fire Shield" products and the consumer marketing initiative, which were needed, in addition to the Company's existing business, to achieve revenue growth over Fiscal Year 1996.

The Company's gross profit margin was approximately 32% of net sales for Fiscal Year 1997 compared to 36% for the prior year. The difference was primarily due to weaker profit margins resulting from the price reduction to Xerox Corporation and the transition period of the Company shipping product directly to Xerox and its suppliers from China in the fourth quarter.

Selling, general and administrative expenses for Fiscal Year 1997 were $3,458,872, compared to $2,734,096 for the prior year, an increase of approximately 27%. Selling expenses were $2,257,128 for Fiscal Year 1997, compared to $1,747,194 for the prior year, an increase of approximately 29%, reflecting expenses related to the marketing of the "Fire Shield" products and the consumer marketing program totaling approximately $650,000. General and administrative expenses were $1,201,744, compared to $986,902 for the prior year, an increase of approximately 22%, reflecting primarily higher travel and salary related expenses of which the majority was attributed to those employees who spent 100% of their time promoting the Company's "Fire Shield" products.

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















                                       -18-
Liquidity and Capital Resources

As of March 31, 1998, the Company's cash and cash equivalents decreased to $1,153,798 from the March 31, 1997 total of $1,307,567, and short term investments decreased to $1,033,902 from the March 31, 1997 total of $3,031,013. The short term investments are comprised of U.S. Treasury Bills.

On August 15, 1998, the Company expects to renew its commercial line of credit, which is currently $2,500,000, with its institutional lender for another year, maturing in August 1999. The Company continues to have the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The Company also has available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing. The Company's debt from advances on its line of credit was $2,450,100 as of March 31, 1998.

The Company's working capital decreased by $2,775,466 to $6,875,679 at March 31, 1998, compared to $9,651,145 at March 31, 1997. The decrease was primarily a result of the Company funding its Honduran subsidiary and the Company's earnings not exceeding its dividend. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's institutional lender as of March 31, 1998 was $206,250, compared to $281,250 at March 31, 1997, reflecting the Company's payments on principal for the twelve-month period.

On March 16, 1998, the Company announced that its Board of Directors suspended its fourth quarter dividend. The Company's Board of Directors will review the Company's dividend policy on a quarterly basis and make a determination at such time as to whether the Company will resume payment of a dividend based on the Company's cash and earnings position. The Company declared dividends of $.18 per share during Fiscal Year 1998 and $.24 per share during Fiscal Years 1997 and 1996.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements in this report that relate to future plans, expectations, events, performance and the like are forward-looking statements, within the meaning of the Private Securities Litigation Act of 1995 and the Securities Exchange Act of 1934. Actual results or events could differ materially from those described in the forward-looking statements due to a variety of factors, including those set forth in the Company's reports on Form 10-K and 10-Q filed with the Securities and Exchange Commission.














                                       -19-
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Response to this item is submitted in a separate section of this report starting at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 20, 1998.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page

(A)  1.  Independent Auditors' Report                                       F-1

     2.  Consolidated Financial Statements:

           Consolidated Balance Sheets                                      F-2
           Consolidated Statements of Income                                F-3
           Consolidated Statements of Stockholders' Equity                  F-4
           Consolidated Statements of Cash Flows                            F-5
           Notes to Consolidated Financial Statements                       F-6

     3.  Schedule II - Valuation and Qualifying Accounts                    F-19

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

       (l) License Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa an exclusive right to market and manufacture the Company's products developed for use in electrical vehicle charging systems.***

       (m) Sales and Marketing Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa exclusive sales and marketing rights to the Company's full line of commercial electrical protection devices, including "Fire Shield", "Shock Shield" and "Electra Shield".***

(23)   Consents of Experts and Counsel:

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

 **** Previously filed with and as part of the Registrant's Post-Effective Amendment No. 1 to Form S-1 (No. 33-31967)

*****    Filed herewith.











                                       -22-
                             Independent Auditors' Report
                             ----------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG PEAT MARWICK LLP



St. Petersburg, Florida
May 1, 1998














                                       F-1
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 1998 and 1997

                    Assets                                1998         1997
Current assets:                                           ----         ----
   Cash and cash equivalents                         $  1,153,798    1,307,567
     Short-term investments (note 2)                    1,033,902    3,031,013
     Accounts receivable, less allowance for doubtful accounts of
          $64,700 in 1998 and $69,500 in 1997 (note 6)  2,711,056    2,304,449
     Income tax receivable                                253,019      178,130
     Inventories (notes 3 and 6)                        5,325,409    5,142,768
     Prepaid expenses and other current assets            235,595      178,972
     Deferred income taxes (note 4)                       406,100      411,400
                                                       ----------   ----------
                    Total current assets               11,118,879   12,554,299
                                                       ----------   ----------
Property, plant and equipment (notes 5 and 6)           9,033,808    6,817,411
     Less accumulated depreciation                     (4,476,692)  (3,859,909)
                                                       ----------   ----------
                    Net property, plant and equipment   4,557,116    2,957,502
                                                       ----------   ----------
Deferred income taxes (note 4)                             55,928      102,120
Other assets                                               14,895       24,028
                                                       ----------   ----------
                                                           70,823      126,148
                                                       ----------   ----------
                                                     $ 15,746,818   15,637,949
                                                       ==========   ==========
     Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of debt (note 6)           $  2,525,100      652,999
     Trade accounts payable                             1,216,624    1,607,116
     Accrued expenses:
          Compensation                                    372,218      260,261
          Other                                            83,645       36,288
     Dividends payable                                     45,613      346,490
                                                       ----------   ----------
                    Total current liabilities           4,243,200    2,903,154
Debt, excluding current installments (note 6)             131,250      206,250
                                                       ----------   ----------
                    Total liabilities                   4,374,450    3,109,404
                                                       ----------   ----------
Stockholders' equity (note 7):
     Common stock, $.51 par value.  Authorized
     10,000,000 shares; issued and outstanding
     5,332,571 in 1998 and 1997                         2,719,611    2,719,611
     Additional paid-in capital                         7,411,581    7,411,581
     Retained earnings                                  1,241,176    2,397,353
                                                       ----------   ----------
                    Total stockholders' equity         11,372,368   12,528,545
                                                       ----------   ----------
Commitments and contingencies (notes 8, 10 and 11)
                                                     $ 15,746,818   15,637,949
                                                       ==========   ==========
See accompanying notes to consolidated financial statements.

                                       F-2
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                          Consolidated Statements of Income
                      Years ended March 31, 1998, 1997 and 1996


                                             1998         1997         1996
Operating revenues:                          ----         ----         ----
   Net sales (note 9)                   $ 18,101,785   15,003,594   16,581,301
   Royalties                                 329,166      381,977      797,920
                                          ----------   ----------   ----------
                                          18,430,951   15,385,571   17,379,221
                                          ----------   ----------   ----------
Operating expenses:
   Cost of sales                          13,265,505   10,255,597   10,685,614
   Selling, general, and administrative    4,023,205    3,458,872    2,734,096
   Research, development, and engineering  1,223,422    1,147,630      975,568
                                          ----------   ----------   ----------
                                          18,512,132   14,862,099   14,395,278
                                          ----------   ----------   ----------
               Operating income (loss)       (81,181)     523,472    2,983,943
                                          ----------   ----------   ----------
Other income (deductions):
   Interest and sundry income                131,727      206,944      262,623
   Interest expense                         (136,380)     (33,274)     (41,967)
   Gain on foreign exchange                      191            -            -
                                          ----------   ----------   ----------
                                              (4,462)     173,670      220,656
                                          ----------   ----------   ----------
      Income (loss) before income taxes      (85,643)     697,142    3,204,599

Income taxes (note 4)                        110,671      130,484    1,165,814
                                          ----------   ----------   ----------
      Net income (loss)                 $   (196,314)     566,658    2,038,785
                                          ==========   ==========   ==========
Basic earnings (loss) per share         $     (.04)         .11          .39
                                              ====         ====         ====
Diluted earnings (loss) per share       $     (.04)         .10          .38
                                              ====         ====         ====
Weighted average number of common and
     equivalent shares outstanding:
          Basic                            5,332,571    5,321,698    5,281,932
          Diluted                          5,332,571    5,441,620    5,404,885
                                          ==========   ==========   ==========


See accompanying notes to consolidated financial statements.












                                       F-3
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                     Years ended March 31, 1998, 1997 and 1996



                                                        Retained
                                             Additional earnings      Total
                          Common stock       paid-in (accumulated stockholders'
                       Shares      Amount    capital    deficit)     equity
Balances at            ------      ------    -------    -------      ------
March 31, 1995:     5,246,278  $ 2,675,398  7,322,923   2,340,267   12,338,588

Exercise of stock
  options via exchange
  of 113 common shares
  and cash of $124,870
  for 72,737 new common
  shares               72,624       37,039     87,831           -      124,870

Dividends                   -            -          -  (1,270,681)  (1,270,681)

Net income                  -            -          -   2,038,785    2,038,785
                    ---------    ---------  ---------   ---------   ----------
Balances at
March 31, 1996:
                    5,318,902    2,712,437  7,410,754   3,108,371   13,231,562

Exercise of stock
  options via exchange
  of 667 common shares
  and cash of $8,001 for
  14,336 new common
  shares               13,669        7,174        827           -        8,001

Dividends                   -            -          -  (1,277,676)  (1,277,676)

Net income                  -            -          -     566,658      566,658
                    ---------    ---------  ---------   ---------   ----------
Balances at
March 31, 1997:     5,332,571    2,719,611  7,411,581   2,397,353   12,528,545

Dividends                   -            -          -    (959,863)    (959,863)

Net loss                    -            -          -    (196,314)    (196,314)
                    ---------    ---------  ---------   ---------   ----------
Balances at
March 31, 1998:     5,332,571  $ 2,719,611  7,411,581   1,241,176   11,372,368
                    =========    =========  =========   =========   ==========


See accompanying notes to consolidated financial statements.






                                       F-4
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                      Years ended March 31, 1998, 1997 and 1996

                                                1998        1997        1996
Cash flows from operating activities:           ----        ----        ----
  Net income (loss)                       $   (196,314)    566,658   2,038,785
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
        Accretion of interest                 (114,825)   (185,977)   (216,814)
        Allowance for doubtful accounts         (4,800)    (14,500)    (23,000)
        Depreciation and amortization          622,219     494,292     493,201
        Loss on sale of equipment                    -           -         107
        Decrease (increase) in
           accounts receivable                (401,807)    317,203     751,574
        Decrease (increase) in inventories    (182,641)     83,994  (1,280,737)
        Increase in prepaid expenses and
           other current assets                (56,623)    (84,767)    (57,342)
        Increase in income taxes receivable    (74,889)   (178,130)          -
        Decrease in deferred income taxes       51,492      90,480      64,000
        Decrease (increase) in other assets      3,697     (23,505)     52,812
        Increase (decrease) in
           accounts payable                   (390,492)    370,525    (491,741)
        Increase (decrease) in
           accrued expenses                    159,314      77,505     (11,133)
         Decrease in income taxes payable            -        (991)    (84,500)
                                             ---------   ---------   ---------
           Net cash provided by (used in)
              operating activities            (585,669)  1,512,787   1,235,212
                                             ---------   ---------   ---------
Cash flows from investing activities:
  Maturities of short-term investments       3,112,000   5,190,000   4,832,000
  Purchases of short-term investments       (1,000,064) (3,950,338) (5,957,756)
  Capital expenditures for property,
     plant and equipment                    (2,216,397) (1,030,145)   (599,028)
  Proceeds from sale of equipment                    -           -       8,002
                                             ---------   ---------   ---------
           Net cash provided by (used in)
              investing activities            (104,461)    209,517  (1,716,782)
                                             ---------   ---------   ---------
Cash flows from financing activities:
  Net borrowings under line-of-credit
     agreement                               1,872,101     577,899           -
  Principal payments on mortgage
     note payable                              (75,000)    (75,000)    (75,000)
  Proceeds from exercise of
     stock options and warrants                      -       8,001     124,870
  Dividends paid                            (1,260,740) (1,267,238)   (934,629)
                                             ---------   ---------   ---------
           Net cash provided by (used in)
              financing activities             536,361    (756,338)   (884,759)
                                             ---------   ---------   ---------
Net increase (decrease) in cash and
    cash equivalents                          (153,769)    965,966  (1,366,329)

Cash and cash equivalents at
   beginning of year                         1,307,567     341,601   1,707,930
                                             ---------   ---------   ---------
Cash and cash equivalents at end of year  $  1,153,798   1,307,567     341,601
                                             =========   =========   =========
Supplemental cash flow information:
  Cash paid for interest                  $    136,380      33,274      41,967
                                             =========   =========   =========
  Cash paid for income taxes              $    134,068     219,125   1,186,314
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

                            March 31, 1998, 1997 and 1996



(1)     Summary of Significant Accounting Policies

(a)     Description of Business

Technology Research Corporation and subsidiary (the Company) is engaged in the design, development, manufacturing, and marketing of electronic control and measurement devices related to the distribution of electrical power and specializes in electrical safety products that prevent electrical fires and protect against electrocution and serious injury from electrical shock. The Company's corporate headquarters are located in Clearwater, Florida. During February 1997, the Company incorporated TRC Honduras, S.A. de C.V., a wholly-owned subsidiary, for the purpose of manufacturing the Company's high volume products in Honduras beginning in April 1997. The Company primarily sells its products to governmental entities and original equipment manufacturers involved in a variety of industries including business machinery and personal care appliances. The Company performs credit evaluations of all new customers and generally does not require collateral. Historically, the Company has experienced minimal losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The Company's customers are located throughout the world. See note 9 for further information on major customers. The Company also licenses its technology for use by others in exchange for a royalty or product purchases. Licensees are located in Australia, France, Italy, Japan, the United Kingdom and the United States.

(b)     Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(c)     Foreign Currency Translation

The U.S. dollar is the functional currency of the Honduran subsidiary. Foreign currency denominated assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are included in operations.

(d)     Financial Instruments

The Company believes the book value of its financial instruments (short-term investments, accounts receivable, trade accounts payable, accrued expenses, dividends payable, income taxes receivable and payable and debt) approximate their fair value due to their short-term nature or with respect to debt, the interest rate appropriately reflects the credit risk.


                                       F-6
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements



(e)     Principles of Consolidation

The consolidated financial statements include the financial statements of Technology Research Corporation and its wholly-owned subsidiary, TRC Honduras, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.

(f)     Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. There were no short-term investments considered cash equivalents at March 31, 1998 or 1997.

(g)     Short-Term Investments

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

(i)     Impairment of Long-Lived Assets and
     Long-Lived Assets to Be Disposed Of

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

(j)     Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.







                                       F-7
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements



(k)     Property, Plant and equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

(l)     Income Taxes

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

(m)     Stock-Based Compensation

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

(n)     Earnings Per Share

The Company calculates basic and diluted earning (loss) per share in accordance with SFAS 128, Earnings Per Share, which is effective for periods ending after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share previously found in APB 15, Earnings Per Share with basic earnings per share and diluted earnings per share.

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Common share equivalents included in the dilutive weighted average shares outstanding computation represent shares issuable upon assumed exercise of stock options and convertible debt which would have a dilutive effect in years where there are earnings.


                                       F-8
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements



(o)     Year 2000

The Company has developed a plan to deal with the Year 2000 problem and has begun converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is being funded through operating cash flows. The Company is expensing all costs associated with these system changes as the costs are incurred.


(2)     Short-Term Investments

The Company considers all of its investment securities to be held-to-maturity. These securities are all classified in short-term investments on the consolidated balance sheets and mature within one year. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity securities at March 31, 1998 and 1997 were as follows:

                                                   Gross unrealized
                                    Amortized          holding          Fair
                                      cost         Gains     Losses     value
                                      ----         -----     ------     -----
March 31, 1998 -
     U.S. Treasury securities     $ 1,033,902        -          -     1,033,902
                                    =========      ======    ======   =========
March 31, 1997 -
     U.S. Treasury securities     $ 3,031,013        -          -     3,031,013
                                    =========      ======    ======   =========

(3)     Inventories

Inventories at March 31, 1998 and 1997 consist of:

                                                   1998          1997
                                                   ----          ----

     Raw materials                            $ 4,499,524     3,138,639
     Work in process                              387,170     1,309,312
     Finished goods                               438,715       694,817
                                                ---------     ---------
                                              $ 5,325,409     5,142,768
                                                =========     =========

At March 31, 1998, approximately 27% of inventories were located in Honduras. At March 31, 1997, approximately 16% of inventories were located in China.






                                       F-9
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements



(4)     Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 and 1997 are presented below:

                                                           1998       1997
                                                           ----       ----
Deferred tax assets:
     Accounts receivable, principally due to
          allowance for doubtful accounts             $    23,300     25,000
     Inventories, principally due to valuation
          allowance for financial reporting purposes
          and additional costs inventoried for
          tax purposes                                    252,500    281,000
     Accrued expenses, principally due to accrual
          for financial reporting purposes                 65,600     41,000
     Net operating loss carryforwards                     182,000    249,000
     Tax credit carryforwards                             214,000    214,000
                                                         --------   --------
               Total gross deferred tax assets            737,400    810,000

               Less valuation allowance                  (187,000)  (187,000)
                                                         --------   --------
                                                          550,400    623,000
                                                         --------   --------
Deferred tax liabilities:
     Property, plant and equipment, principally
          due to differences in depreciation              (88,372)  (106,000)
     Other                                                      -     (3,480)
                                                         --------   --------
                                                          (88,372)  (109,480)
                                                         --------   --------
               Net deferred tax assets                $   462,028    513,520
                                                         ========   ========

Net deferred tax assets are included in the accompanying balance sheets at March 31, 1998 and 1997 as:

                                                           1998       1997
                                                           ----       ----
Deferred income taxes, current asset                  $   406,100    411,400
Deferred income taxes, noncurrent asset                    55,928    102,120
                                                         --------   --------
                                                      $   462,028    513,520
                                                         ========   ========






                                       F-10
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements




Management assesses the likelihood deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences are deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset related to net operating loss and tax credit carryforwards, the Company will need to generate future taxable income of approximately $170,000 each year prior to the expiration of the net operating loss and tax credit carryforwards in 2003 and 2002, respectively. Based upon the level of historical taxable income and projections for future taxable income, management believes it will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 1998. The valuation allowance at March 31, 1998 and 1997 relates to tax credit carryforwards which management expects to expire unused.

At March 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $476,000, which are available to offset future taxable income through 2003. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $214,000, which are available to offset future Federal income taxes through 2002. As a result of an ownership change in 1989, the Internal Revenue Code limits the income tax benefit of net operating loss and tax credit carryforwards to approximately $65,000 each year.

Income tax expense for the years ended March 31, 1998, 1997 and 1996 consists of:

                                                1998        1997        1996
                                                ----        ----        ----
     Current:
          Federal                           $   59,179     156,748     936,214
          State                                      -    (116,744)    165,600
                                              --------    --------   ---------
                                                59,179      40,004   1,101,814
                                              --------    --------   ---------
     Deferred:
          Federal                               48,600      77,000      55,000
          State                                  2,892      13,480       9,000
                                              --------    --------   ---------
                                                51,492      90,480      64,000
                                              --------    --------   ---------
                                            $  110,671     130,484   1,165,814
                                              ========    ========   =========








                                       F-11
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements




Income tax expense for the years ended March 31, 1998, 1997 and 1996 differs from the amounts computed by applying the Federal income tax rate of 34% to pretax income as a result of the following:

                                                1998        1997        1996
                                                ----        ----        ----
Computed expected tax (benefit) expense     $  (29,000)    237,000   1,090,000
Increase (reduction) in income taxes
     resulting from:
          Foreign losses for which no
               income tax benefit has been
               provided                        128,000           -           -
          State income taxes, net of
               Federal income tax benefit        2,000     (68,000)    115,000
          Other                                  9,671     (38,516)    (39,186)
                                              --------    --------   ---------
                                            $  110,671     130,484   1,165,814
                                              ========    ========   =========

The operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least twenty years. The foreign operations resulted in losses for the year ended March 31, 1998 of approximately $375,000 because of the tax holiday. No tax benefit of the loss has been provided.


(5)     Property, Plant and equipment

Property, plant and equipment at March 31, 1998 and 1997 consists of:

                                                                    Estimated
                                             1998        1997      useful lives
                                             ----        ----      ------------
     Building and improvements         $  1,512,205   1,458,716      20 years
     Machinery and equipment              7,521,603   5,358,695    5 - 15 years
                                          ---------   ---------    ------------
                                       $  9,033,808   6,817,411
                                          =========   =========

Approximately 20% of property, plant and equipment is located in Honduras.











                                       F-12
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements




(6)     Debt

Debt at March 31, 1998 and 1997 consists of the following:

                                                             1998       1997
                                                             ----       ----
$2,500,000 line of credit, interest at LIBOR plus 200
     basis points (7.69% at March 31, 1998); payable
     monthly, due September 1998; secured by receivables,
     inventories and equipment (subject to provisions
     stated below)                                      $ 2,450,100    577,999

First mortgage note payable; interest at LIBOR plus 200
     basis points at March 31, 1998 and prime at March 31,
     1997 (7.69% at March 31, 1998 and 1997); due in
     monthly installments of $6,250, plus interest, matures
     December 2000; secured by operating facility           206,250    281,250
                                                          ---------  ---------
          Total debt                                      2,656,350    859,249

     Less current installments                           (2,525,100)  (652,999)
                                                          ---------  ---------
          Debt, excluding current installments          $   131,250    206,250
                                                          =========  =========

Borrowings under the line of credit are limited to 80% of eligible accounts receivable under 90 days, plus the lesser of 40% of eligible inventory or $450,000. The line of credit is secured by receivables, inventories, and equipment, and requires the Company to maintain certain financial ratios and a minimum tangible net worth amount.

The aggregate maturities of long-term debt are:

         Year ending March 31,
         ---------------------
                1999                             $  2,525,100
                2000                                   75,000
                2001                                   56,250
                                                    ---------
                                                 $  2,656,350
                                                    =========










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

Option transactions and other information relating to the Plans for the three years ended March 31, 1998 are as follows:

                             Qualified Performance Non-
                             incentive  incentive qualified            Weighted
                               stock     stock     stock               average
                               option    option    option              exercise
                               plans     plan      plan        Total    price
                               -------   -------  -------   ---------  --------
Outstanding at March 31, 1995  220,456      -     181,428     401,884    $ 3.04
     Granted                     9,800      -      29,474      39,274      5.44
     Exercised                 (58,737)     -     (14,000)    (72,737)     1.64
     Canceled                  (67,866)     -        -        (67,866)     4.31
                               -------   -------  -------   ---------  --------
Outstanding at March 31, 1996  103,653      -     196,902     300,555      3.91
     Granted                    50,750   400,000   10,000     460,750      5.08
     Exercised                  (6,002)     -      (8,334)    (14,336)     0.75
     Canceled                   (1,234)     -        -         (1,234)     5.46
                               -------   -------  -------   ---------  --------
Outstanding at March 31, 1997  147,167   400,000  198,568     745,735      4.70
     Granted                     1,000      -        -          1,000      4.31
     Canceled                  (14,020)     -      (2,000)    (16,020)     5.29
                               -------   -------  -------   ---------  --------
Outstanding at March 31, 1998  134,147   400,000  196,568     730,715      4.34
                               =======   =======  =======   =========  ========
Total number of options available
     under the plans           713,334   400,000  333,333   1,446,667
                               =======   =======  =======   =========
Exercisable at March 31, 1998   90,068      -     189,635     279,703      3.13
                               =======   =======  =======   =========
Available for issue
            at March 31, 1998    8,384      -      28,541      36,925
                               =======   =======  =======   =========

The per share weighted average fair value of stock options granted during 1998 and 1997 was $1.85 and $2.14, respectively, on the date of grant using the Black Scholes option pricing model, with the following assumptions: (1) risk free interest rate - 6.17% to 6.85%, (2) expected life - 6.5 to 10 years, (3) expected volatility - 72% to 75%, and (4) expected dividends - 5.1% to 5.8%.


                                       F-14
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements




At March 31, 1998, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

                Options Outstanding                     Options Exercisable
-------------------------------------------------  ----------------------------
                Number     Weighted average  Weighted     Number       Weighted
Range of      outstanding     remaining      average    exercisable    average
exercise        as of        contractual     exercise      as of       exercise
prices      March 31, 1998      life          price    March 31, 1998   price
--------    -------------   --------------  ---------  --------------  --------
$4.13 - $5.53   134,147         6.86           5.19        90,068          5.38
$5.12           400,000         8.25           5.12       400,000          5.12
$ .75             8,334         3.61            .75         8,334           .75
$1.31 - $1.37   145,766          .65           1.36       145,766          1.36
$4.88 - $5.53    42,468         7.49           5.33        35,535          5.33

The Company grants options at fair value and applies APB 25 in accounting for its Plans. Accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income at March 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                1998        1997        1996
                                                ----        ----        ----
         Net income (loss):
             As reported                   $  (196,314)    566,658   2,038,785
                                             =========   =========   =========
             Pro forma                     $  (223,516)    476,123   2,016,755
                                             =========   =========   =========
         Income (loss) per common share:
            As reported                    $    (.04)        .10         .38
                                                ====        ====        ====
            Pro forma                      $    (.04)        .09         .37
                                                ====        ====        ====

Pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to ten years, and compensation costs for options granted prior to April 1, 1995 are not considered.

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no reserved shares issued during the years ended March 31, 1998, 1997 or 1996.




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

Future minimum lease payments under noncancelable operating leases as of March 31, 1998 are:

         Year ending March 31,
         ---------------------
                1999                             $  249,000
                2000                                243,000
                2001                                224,000
                2002                                206,000
             Thereafter                              17,000
                                                   --------
     Total minimum lease payments                $  939,000
                                                   ========

Rental expense for all operating leases was approximately $76,000 in 1998, $80,000 in 1997 and $56,000 in 1996.


(9)     Major Customers

The Company operates in one business segment - the design, development, manufacture and marketing of electronic control and measurement devices for the distribution of electric power.

Significant customers which accounted for 10% or more of sales and aggregate exports were:

                                                     Year ended March 31
                                                     -------------------
     Customer                                   1998        1997        1996
     --------                                   ----        ----        ----
     Xerox Corporation                    $  2,838,905   2,529,398   1,686,421
     Noma Appliance & Electric, Inc.,
          f/k/a Fleck Manufacturing, Inc.
          (a Xerox Corporation supplier)     1,666,516   1,776,424   2,358,887
     Other Xerox Corporation suppliers         133,044     802,800   2,474,142
     Fermont Division                        2,817,079           -           -
                                             ---------   ---------   ---------
                                          $  7,455,544   5,108,622   6,519,450

                                       F-16
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements




                                                     Year ended March 31
                                                     -------------------
     Customer                                   1998        1997        1996
     --------                                   ----        ----        ----
     Exports:
          Canada                          $  1,894,215   1,831,898   2,367,890
          Far East                             486,277   1,057,605   1,967,494
          Europe                             2,554,772   1,396,823   1,750,257
          Mexico                               979,187     736,992     569,845
          Australia                            218,530     150,760     438,875
          South America                         20,994      82,838           -
          Middle East                            3,397       5,324           -
                                             ---------   ---------   ---------
               Total exports              $  6,157,372   5,262,240   7,094,361
                                             =========   =========   =========


(10)     Benefit Plan

The Company's 401(k) plan covers all employees with one year of service who are at least twenty-one years old. The Company matches employee contributions dollar-for-dollar up to $300. Total Company contributions were approximately $29,000 in 1998, $25,000 in 1997 and $19,000 in 1996.


(11)     Litigation

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.




















                                       F-17
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                     Notes to Consolidated Financial Statements


(12)     Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenues, operating income, net income and earnings per share, by quarter, for the years ended March 31, 1998 and 1997 are:

                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 1998:
     Operating revenues         $  4,811,585  4,545,950  4,658,113  4,415,303
                                   =========  =========  =========  =========

     Gross profit               $  1,488,247  1,336,956  1,140,074    871,003
                                   =========  =========  =========  =========

     Operating income (loss)    $    467,494    106,385   (145,509)  (509,551)
                                   =========  =========  =========  =========

     Net income (loss)          $    326,315     74,019   (130,444)  (466,204)
                                   =========  =========  =========  =========

     Basic earnings per share   $      .06        .01       (.02)      (.09)
                                      ====       ====       ====       ====

     Diluted earnings per share $      .06        .01       (.02)      (.09)
                                      ====       ====       ====       ====

Year ended March 31, 1997:
     Operating revenues         $  3,377,467  3,688,927  3,879,627  4,439,550
                                   =========  =========  =========  =========

     Gross profit               $    974,406  1,189,761  1,072,710  1,511,120
                                   =========  =========  =========  =========

     Operating income           $     58,541    255,499    168,095     41,337
                                   =========  =========  =========  =========

     Net income                 $     71,027    301,917    144,073     49,641
                                   =========  =========  =========  =========

     Basic earnings per share   $      .01        .05        .03        .01
                                      ====       ====       ====       ====

     Diluted earnings per share $      .01        .05        .03        .01
                                      ====       ====       ====       ====

The fourth quarter of the year ended March 31, 1998 was adversely affected by an approximately $270,000 reduction in inventory as a result of the Company's physical inventory. It is not practicable to determine what, if any, other quarters are affected by this adjustment.


                                       F-18
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                                    Schedule II

                          Valuation and Qualifying Accounts

                      Years ended March 31, 1998, 1997 and 1996




                                       Additions
                                 ----------------------
                    Balances at  Charged to  Charged to              Balances
                     beginning   costs and     other                 at end of
     Description     of period    expenses    accounts  Deductions    period
     -----------    ----------   ----------  ---------- ----------   ---------
Allowance for
   doubtful accounts:
   Year ended
   March 31, 1998  $   69,500         -          -         4,800        64,700
                      =======       =====      =====      ======        ======
   Year ended
   March 31, 1997  $   84,000         -          -        14,500        69,500
                      =======       =====      =====      ======        ======
   Year ended
   March 31, 1996  $  107,000         -          -        23,000        84,000
                      =======       =====      =====      ======        ======






























                                       F-19
SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY RESEARCH CORPORATION



Dated:      6/27/1998               By:  /s/ Robert S. Wiggins
                                             Robert S. Wiggins
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                   Title                   Date

                                Chairman, Chief Executive
                                Officer, and Director
 /s/ Robert S. Wiggins                                          6/27/1998
     Robert S. Wiggins


 /s/ Raymond H. Legatti         President and Director          6/26/1998
     Raymond H. Legatti


 /s/ Edmund F. Murphy, Jr.      Director                        6/23/1998
     Edmund F. Murphy, Jr.


 /s/ Jerry T. Kendall           Director                        6/17/1998
     Jerry T. Kendall


                                Senior Vice President
                                Government Operations
                                and Marketing and
 /s/ Raymond B. Wood            Director                        6/26/1998
     Raymond B. Wood















                                       -23-