Form 10-Q
period 1998-06-30
TECHNOLOGY RESEARCH CORP
filed 1998-07-31
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998

Commission File Number:  0-13763



                        TECHNOLOGY RESEARCH CORPORATION
                        _______________________________
             (Exact name of registrant as specified in its charter)


          Florida                                                 59-2095002
_______________________________                             ________________
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No,)


5250 140th Avenue North, Clearwater, Florida                           33760
____________________________________________________________________________
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code  (727) 535-0572



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 31, 1998
____________________________                   ____________________________
Common stock, $.51 par value                            5,455,737



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                    Page

Condensed Consolidate Balance Sheets
     - June 30, 1998 and March 31, 1998............................ 1

Condensed Consolidate Statements of Income
     - Three months ended June 30, 1998 and June 30, 1997.......... 2

Condensed Consolidated Statements of Cash Flows
     - Three months ended June 30, 1998 and June 30, 1997.......... 3

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

Item 4 - Submission of Matters to a Vote of Shareholders............7

Item 5 - Other Information......................................... 7

Item 6 - Exhibits and Reports on Form 8-K...........................7


Signatures......................................................... 8





















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                           CONDENSED BALANCE SHEETS
                                                  June 30       March 31
                                                    1998          1998
                                                -----------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $     784,714     1,153,798
  Short term investments                         1,047,647     1,033,902
  Accounts receivable, net                       3,040,002     2,711,056
  Income tax receivable                            136,061       253,019
  Inventories:
    Raw material                                 4,358,270     4,499,524
    Work in process                                658,097       387,170
    Finished goods                                 629,841       438,715
                                                ----------    ----------
      Total inventories                          5,646,208     5,325,409
  Prepaid expenses                                 299,607       235,595
  Deferred income taxes                            386,298       406,100
                                                ----------    ----------
      Total current assets                      11,340,537    11,118,879
                                                ----------    ----------
Property, plant, and equipment                   9,105,880     9,033,808
  Less accumulated depreciation                 (4,660,341)   (4,476,692)
                                                ----------    ----------
      Net property, plant, and equipment         4,445,539     4,557,116
                                                ----------    ----------
Deferred income taxes                               55,928        55,928
Other assets                                        54,070        14,895
                                                ----------    ----------
                                              $ 15,896,074    15,746,818
                                                ==========    ==========





















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of debt                $  2,525,100     2,525,100
  Accounts payable                               1,212,024     1,216,624
  Accrued expenses                                 312,275       455,863
  Dividends payable                                 35,613        45,613
                                                ----------    ----------
     Total current liabilities                   4,085,012     4,243,200
Long-term debt, excluding current installments     112,500       131,250
                                                ----------    ----------
     Total liabilities                           4,197,512     4,374,450
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,759,439     2,719,611
  Additional paid-in capital                     7,458,085     7,411,581
  Retained earnings                              1,481,038     1,241,176
                                                ----------    ----------
     Total stockholders' equity                 11,698,562    11,372,368
                                                ----------    ----------
                                              $ 15,896,074    15,746,818
                                                ==========    ==========

<F1>
* The balance sheet as of March 31, 1998 has been summarized from the Company's audited balance sheet as of that date.
<F2>
See accompanying notes to condensed financial statements.



























                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended
                                                    June 30

                                               1998        1997
                                            ----------  ----------

Operating revenues:
  Net sales                              $   4,737,522   4,640,053
  Royalties                                     15,879     171,532
                                            ----------  ----------
                                             4,753,401   4,811,585
                                            ----------  ----------

Operating expenses:
  Cost of sales                              3,310,807   3,151,806
  Selling, general, and administrative         752,484     923,011
  Research, development and engineering        279,685     269,274
                                            ----------  ----------
                                             4,342,976   4,344,091
                                            ----------  ----------
    Operating income                           410,425     467,494
                                            ----------  ----------
Other income (deductions):
  Interest and sundry income                    17,013      45,521
  Interest expense                             (51,888)     (6,666)
  Gain on foreign exchange                       1,072         114
                                            ----------  ----------
                                               (33,803)     38,969
                                            ----------  ----------
       Income before income taxes              376,622     506,463
Income taxes                                   136,760     180,148
                                            ----------  ----------
       Net income                        $     239,862     326,315
                                            ==========  ==========

Basic earnings per share                 $        0.04        0.06
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,377,051   5,332,571
                                            ==========  ==========

Diluted earnings per share               $        0.04        0.06
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,393,711   5,433,320
                                            ==========  ==========


Dividends paid                           $        0.06        0.06
                                            ==========  ==========

See accompanying notes to condensed financial statements.

                                  - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     Three  Months Ended
                                                           June 30

                                                      1998        1997
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     239,862     326,315

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                           (13,745)    (38,967)
      Depreciation                                    183,649     170,139
      Increase in accounts receivable                (328,946)   (290,348)
      Increase in inventories                        (320,799)   (247,226)
      Increase in prepaid expenses                    (64,012)    (11,018)
      Decrease in income taxes receivable             116,958     178,130
      Decrease in deferred income taxes                19,802      15,250
      Increase in other assets                        (39,175)    (37,136)
      Increase(decrease) in accounts payable           (4,600)    406,015
      Increase(decrease) in accrued expenses         (143,588)     42,894
      Increase in income taxes payable                      -     123,303
                                                   ----------  ----------
        Net cash provided by (used in)
            operating activities                     (354,594)    637,351
                                                   ----------  ----------
Cash flows from investing activities:
  Maturities of short-term investments                      -   1,056,000
  Purchase of short-term investments                        -
  Capital expenditures                                (72,072)   (740,610)
                                                   ----------  ----------
        Net cash provided by(used in)
            investing activities                      (72,072)    315,390
                                                   ----------  ----------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement             -     422,101
  Principal payments on long-term debt                (18,750)    (18,650)
  Proceeds from exercise of stock options              86,332           -
  Dividends paid                                      (10,000)   (315,097
                                                   ----------  ----------
        Net cash provided by financing activities      57,582      88,354
                                                   ----------  ----------
Increase(decrease) in cash and cash equivalents      (369,084)  1,041,095

Cash and cash equivalents at beginning of period    1,153,798   1,307,567
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     784,714   2,348,662
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

    The results of operations for the three-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Current Three Months Ended June 30, 1998 versus Three Months Ended
June 30, 1997

The Company's operating revenues (net sales and royalties) for the first quarter ended June 30, 1998 were $4,753,401, compared to $4,811,585 reported in the same quarter last year, a decrease of approximately 1%. Net income for the current quarter was $239,862, compared to $326,315, for the same quarter last year, a decrease of approximately 26%. Basic and diluted earnings for the current period were $.04 per share compared to basic and diluted earnings of $.06 per share for the same quarter last year.

The Company returned to profitability in its first fiscal quarter after recording losses for its fourth quarter and fiscal year ended March 31, 1998. The Company attributes this turnaround to lower operating expenses and better performance from its Honduran subsidiary as shipments improved from that facility during the quarter. Production should continue to make gains in the second quarter and productivity should improve which would be reflected in lower manufacturing costs.

The slight decline in revenues, compared to the same quarter last year, was due to military sales and royalty income being down by $336,437 and $155,653, respectively, while commercial sales increased by $433,906. The decrease in Military sales was mainly due to the Company nearing completion of the current contract related to the Tactical Quiet Generator Systems program. However, several new Government Contracts have been awarded with the same control equipment requirements, and the Company has positioned itself with the Government Prime Contractors for continued participation in this business. Royalty income was higher in the prior year's quarter due to the Company recording a one-time final royalty payment of $100,000 from Windmere Corporation and a licensing fee of $50,000 from Yaskawa Control Company of Japan during that period. The increase in commercial sales was mainly due to the level of business with the Company's International OEM customers and the progress made by the Company in shipping backordered product to its domestic OEM customers. Sales to Xerox Corporation and its suppliers were down slightly.

The Company believes it is making progress in convincing manufacturers of appliances to include an OEM Fire Shield power cord with their products to prevent dangerous fires, and the Company's public relations efforts to increase consumer awareness of Safe Living/Smart Products has resulted in opportunities in the Pet and Insurance industries for the Company's Fire Shield Smart Cord. The Company has also targeted the Electric Utility industry as a channel for selling the Company's Safe Living/Smart Products, and one major utility company is actively marketing these products to their customer base.







                                   - 5 -
The Company's gross profit margin on net sales was 30% for the current quarter and 32% for the same quarter last year. The Company's gross profit margins were negatively impacted by the August 1, 1997 Xerox price reduction and by higher manufacturing costs, due to inefficiencies associated with the Honduran plant. Although the Company's profit margins will continue to be affected by the Xerox price reduction, the Company expects profit margins to improve as the Honduran plant improves its productivity which would be reflected in lower manufacturing costs.

Selling, general and administrative expenses for the current quarter were $752,484, compared to $923,011 in the same quarter last year, a decrease of approximately 18%, which reflect the Company's efforts to lower period expenses and operate within reduce budgets. Selling expenses were $492,935 for the current quarter, compared to $608,526 the same quarter last year, a decrease of approximately 19%, reflecting lower professional fees, travel expenses and advertising costs. General and administrative expenses were $259,549, compared to $314,485 in the same quarter last year, a decrease of approximately 17%, reflecting lower salary related expenses.

Research, development and engineering expenses for the current quarter were $279,685, compared to $269,274 for the same quarter last year, an increase of approximately 4%, reflecting comparable expenses over the respective periods.

Interest expense, net of interest and sundry income, was $33,803 for the current quarter, compared to interest and sundry income, net of interest expense, of $38,969 for the same quarter last year, reflecting lower returns and average balances on the Company's short-term investments.


Liquidity and Capital Resources

As of June 30, 1998, the Company's cash and cash equivalents decreased to $784,714 from the March 31, 1998 total of $1,153,798, and short term investments increased to $1,047,647 from the March 31, 1998 total of $1,033,902. The short term investments are comprised of U.S. Treasury Bills.

On September 15, 1998, the Company expects to renew its $2,500,000 commercial line of credit with its institutional lender for another year, maturing in August 1999. The Company continues to have the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The Company's debt from advances on its line of credit was $2,450,100 as of June 30, 1998.

The Company's working capital increased by $379,846 to $7,255,525 at June 30, 1998, compared to $6,875,679 at March 31, 1998. The increase was primarily a result of the Company returning to profitability in its first fiscal quarter. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's institutional lender as of June 30, 1998 was $187,500, compared to $206,250 at March 31, 1998, reflecting the Company's payments on principal for the three-month period.






							- 6 -
The Company's Board of Directors did not declare a dividend for its first quarter ended June 30, 1998. The Company's Board of Directors will review the Company's dividend policy on a quarterly basis and make a determination at such time as to whether the Company will resume payment of a dividend based on the Company's cash and earnings position.

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



      July 31, 1998           Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                  - 8 -