Form 10-Q
period 1998-09-30
TECHNOLOGY RESEARCH CORP
filed 1998-11-06
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1998

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


            Class                              Outstanding at October 30, 1998
____________________________                   _______________________________
Common stock, $.51 par value                            5,455,737



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                    Page

Condensed Consolidate Balance Sheets
     - September 30, 1998 and March 31, 1998....................... 1

Condensed Consolidate Statements of Income--Three months and
       Six months ended September 30, 1998 and September 30, 1997.. 2

Condensed Consolidated Statements of Cash Flows
     - Six months ended September 30, 1998 and September 30, 1997.. 3

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

Item 4 - Submission of Matters to a vote of Shareholders............8

Item 5 - Other Information......................................... 8

Item 6 - Exhibits and Reports on Form 8-K...........................8


Signatures......................................................... 9





















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                               September 30     March 31
                                                    1998          1998
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $   1,769,991     1,153,798
  Short term investments                                 -     1,033,902
  Accounts receivable, net                       3,139,948     2,711,056
  Income tax receivable                             61,751       253,019
  Inventories:
    Raw material                                 3,827,845     4,499,524
    Work in process                                950,222       387,170
    Finished goods                                 657,189       438,715
                                                ----------    ----------
      Total inventories                          5,435,256     5,325,409
  Prepaid expenses                                  57,062       235,595
  Deferred income taxes                            371,048       406,100
                                                ----------    ----------
      Total current assets                      10,835,056    11,118,879
                                                ----------    ----------
Property, plant, and equipment                   9,464,904     9,033,808
  Less accumulated depreciation                 (4,840,297)   (4,476,692)
                                                ----------    ----------
      Net property, plant, and equipment         4,624,607     4,557,116
                                                ----------    ----------
Deferred income taxes                               55,928        55,928
Other assets                                       105,129        14,895
                                                ----------    ----------
                                              $ 15,620,720    15,746,818
                                                ==========    ==========





















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $  2,525,100     2,525,100
  Accounts payable                                 825,967     1,216,624
  Accrued expenses                                 308,702       455,863
  Dividends payable                                 35,613        45,613
                                                ----------    ----------
     Total current liabilities                   3,695,382     4,243,200
Long-term debt, excluding current installments      93,750       131,250
                                                ----------    ----------
     Total liabilities                           3,789,132     4,374,450
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,782,425     2,719,611
  Additional paid-in capital                     7,484,115     7,411,581
  Retained earnings                              1,565,048     1,241,176
                                                ----------    ----------
     Total stockholders' equity                 11,831,588    11,372,368
                                                ----------    ----------
                                              $ 15,620,720    15,746,818
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




























                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months Ended       Six Months Ended
                                           September 30            September 30

                                         1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   4,439,340   4,489,085   9,176,862   9,129,138
  Royalties                               27,692      56,865      43,571     228,397
                                      ----------  ----------  ----------  ----------
                                       4,467,032   4,545,950   9,220,433   9,357,535
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        3,157,118   3,152,129   6,467,925   6,303,936
  Selling, general, and administrative   847,340     992,071   1,599,824   1,915,081
  Research, development and engineering  301,794     295,365     581,479     564,639
                                      ----------  ----------  ----------  ----------
                                       4,306,252   4,439,565   8,649,228   8,783,656
                                      ----------  ----------  ----------  ----------
    Operating income                     160,780     106,385     571,205     573,879
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              26,877      33,974      44,961      79,609
  Interest expense                       (52,096)    (42,781)   (103,983)    (49,447)
                                      ----------  ----------  ----------  ----------
                                         (25,219)     (8,807)    (59,022)     30,162
                                      ----------  ----------  ----------  ----------
       Income before income taxes        135,561      97,578     512,183     604,041
Income taxes                              51,551      23,559     188,311     203,707
                                      ----------  ----------  ----------  ----------
       Net income                  $      84,010      74,019     323,872     400,334
                                      ==========  ==========  ==========  ==========

Basic earnings per share           $        0.02        0.01        0.06        0.08
                                      ==========  ==========  ==========  ==========
Weighted average number of common
  and equivalent shares outstanding    5,424,946   5,332,571   5,410,774   5,332,571
                                      ==========  ==========  ==========  ==========
Diluted earnings per share         $        0.02        0.01        0.06        0.07
                                      ==========  ==========  ==========  ==========
Weighted average number of common
  and equivalent shares outstanding    5,424,946   5,436,578   5,410,774   5,434,708
                                      ==========  ==========  ==========  ==========

Dividends paid                     $           -        0.06           -        0.12
                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.


                                  - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Six Months Ended
                                                        September 30

                                                      1998        1997
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     323,872      400,334

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                           (21,098)    (66,709)
      Depreciation                                    363,605     296,560
      Increase in accounts receivable                (428,892)   (335,472)
      Increase in inventories                        (109,847)   (135,484)
      Decrease (increase) in prepaid expenses         178,533     (77,363)
      Decrease in income taxes receivable             191,268     178,130
      Decrease(increase) in deferred income taxes      35,052    (105,961)
      Increase in other assets                        (90,234)    (34,119)
      Decrease in accounts payable                   (390,657)   (410,028)
      Increase(decrease) in accrued expenses         (147,161)     43,347
                                                   ----------  ----------
        Net cash used in operating activities         (95,559)   (246,765)
                                                   ----------  ----------
Cash flows from investing activities:
  Maturities of short-term investments              1,055,000   2,112,000
  Purchase of short-term investments                        -  (1,000,064)
  Capital expenditures                               (431,096) (1,700,902)
                                                   ----------  ----------
        Net cash provided by (used in)
            investing activities                      623,904    (588,966)
                                                   ----------  ----------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement             -     822,101
  Principal payments on long-term debt                (37,500)    (37,500)
  Proceeds from exercise of stock options             135,348           -
  Dividends paid                                      (10,000)   (630,209)
                                                   ----------  ----------
        Net cash provided financing activities         87,848     154,392
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents      616,193    (681,339)

Cash and cash equivalents at beginning of period    1,153,798   1,307,567
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   1,769,991     626,228
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

    The results of operations for the six-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Current Six Months Ended September 30, 1998 versus Six Months Ended September 30, 1997

The Company's operating revenues (net sales and royalties) for the second quarter ended September 30, 1998 were $4,467,032, compared to $4,545,950 reported in the same quarter last year, a decrease of approximately 2%. Net income for the current quarter was $84,010, compared to $74,019, for the same quarter last year, an increase of approximately 13%. Basic and diluted earnings for the current period were $.02 per share compared to basic and diluted earnings of $.01 per share for the same quarter last year.

The Company continued to be profitable in its second fiscal quarter and attributes this to lower operating expenses and better performance from its Honduran subsidiary as shipments improved from that facility during the quarter. Also, on September 25, 1998, the Company's subsidiary received its ISO 9002 certification. ISO 9002 is a worldwide recognized quality system for manufacturing.

The Company's operating revenues (net sales and royalties) for the six-month period ended September 30, 1998 were $9,220,433, compared to $9,357,535 reported in the same period of the prior year, a decrease of approximately 1%. Net income for the six-month period was $323,872, compared to $400,334, for the same period in the prior year, a decrease of approximately 19%. Basic and diluted earnings for the six-month period were $.06 per share compared to basic earnings of $.08 per share and diluted earnings of $.07 per share for the same period last year.

The Company's slight decline in revenues for the six-month period ended September 30, 1998, as compared to the same period last year, was due to military sales and royalty income being down by $809,247 and $184,826, respectively, while commercial sales increased by $856,971. The decrease in Military sales was mainly due to the Company completing the current contract related to the Tactical Quiet (TQ) Generator Systems program; however, the Company has received an initial release under a new contract for the same TQ control equipment with deliveries to begin in December 1998. Royalty income was higher in the prior year's six-month period due to the Company recording a one-time final royalty payment of $100,000 from Windmere Corporation in the first quarter of the prior year and recording licensing fees of $78,324 from Yaskawa Control Company of Japan during the six-month period ending
September 30, 1997. The increase in commercial sales was mainly due to the level of business with the Company's Domestic and International OEM customers. Sales to Xerox Corporation and its suppliers were relatively the same.

The Company had a small layoff of 12 employees, 9 hourly and 3 salary, in its second quarter ended September 30, 1998, and the total cost associated with the layoff, including accrued vacation and severance, was approximately $55,000. The layoff resulted from the Company's efforts to streamline activities in marketing and balance work requirements in manufacturing, purchasing and shipping with that of the Company's Honduran facility.

                                   - 5 -
The Company is continuing its marketing effort to convince manufacturers of appliances to include an OEM Fire Shield power cord with their products to prevent dangerous fires. The Company is also continuing its public relations efforts to increase consumer awareness of its Safe Living/Smart Products which has resulted in opportunities in the Pet and Insurance industries for the Company's Fire Shield Smart Cord. The Company has also targeted the Electric Utility industry as a channel for selling the Company's Safe Living/Smart Products, and one major utility company is actively marketing these products to its customer base.

The Company's gross profit margin on net sales was approximately 29% for the current quarter and approximately 30% for the six-month period ended September 30, 1998, compared to 30% and 31% for the same periods last year, reflecting comparable gross profit margins year to year. The Company expects profit margins to improve as the Honduran plant improves its productivity, which would be reflected in lower manufacturing costs.

Selling, general and administrative expenses were $847,340 for the current quarter and $1,599,824 for the six-month period ended September 30, 1998, compared to $992,071 and $1,915,081 for the same periods last year, a decrease of approximately 15% and 16%, respectively. Selling expenses were $479,955 for the current quarter and $898,393 for the six-month period ended September 30, 1998, compared to $632,878 and $1,241,404 for the same periods last year, a decrease of approximately 24% and 28%, respectively, reflecting lower salary related expense, professional fees, travel expenses and advertising costs, all of which is in line with the Company's plan to reduce operating expenses and improve profitability in Fiscal Year 1999. General and administrative expenses were $367,385 for the current quarter and $701,431 for the six-month period ended September 30, 1998, compared to $359,193 and $673,677 for the same periods last year, reflecting comparable expenses year to year.

Research, development and engineering expenses were $301,794 for the current quarter and $581,479 for the six-month period ended September 30, 1998, compared to $295,365 and $564,639 for the same periods last year, reflecting comparable expenses year to year.

Interest expense, net of interest and sundry income, for the current quarter was $25,219, compared to $8,807 for the same period last year, and $59,022 for the six-month period ended September 30, 1998, compared to interest and sundry income, net of interest expense, of $30,162 for the same period last year, reflecting lower returns and average balances on the Company's short-term investments.

















                                   - 6 -
Liquidity and Capital Resources

As of September 30, 1998, the Company's cash and cash equivalents were $1,769,991, compared to cash and cash equivalents of $1,153,798 and short term investments of $1,033,902 at March 31, 1998. The short term investments at year end were comprised of U.S. Treasury Bills. The Company's cash is currently held in a money market fund whose yield is comparable to U.S. Treasury Bills. The decrease in overall cash was due primarily to capital equipment purchases during the six-month period.

On September 15, 1998, the Company renewed its $2,500,000 commercial line of credit with its institutional lender for another year, maturing in September 1999. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company's debt from advances on its line of credit was $2,450,100 as of September 30, 1998.

The Company's working capital increased by $263,995 to $7,139,674 at September 30, 1998, compared to $6,875,679 at March 31, 1998. The increase was primarily a result of the Company's continued profitability through its second fiscal quarter. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's institutional lender as of September 30, 1998 was $168,750, compared to $206,250 at March 31, 1998, reflecting the Company's payments on principal for the six-month period.

The Company's Board of Directors did not declare a dividend for its second quarter ended September 30, 1998. The Company's Board of Directors will review the Company's dividend policy on a quarterly basis and make a determination at such time as to whether the Company will resume payment of a dividend based on the Company's cash and earnings position.


Year 2000

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has begun converting its date-sensitive systems to be Year 2000 compliant with its Honduran subsidiary already in compliance. The Company's plan is to have all of its date-sensitive systems compliant by the middle of 1999. None of the Company's products are Year 2000 sensitive, so the total cost of the project will be minimal, estimated at $10,000. The Company is expensing all costs associated with these system changes as the costs are incurred, and they will be funded through operating cash flows


Safe Harbor Statement

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

Not Applicable.


Item 3.  Defaults Upon Senior Securities

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on August 20, 1999, the following matters were submitted for a vote by the shareholders:

     1. To elect five members of the Board of Directors who will be elected to a one-year term of office.

                                  VOTES FOR   VOTES AGAINST
                                  ---------   -------------
         Robert S. Wiggins        4,303,239         560,999
         Raymond H. Legatti       4,803,573          60,665
         Raymond B. Wood          4,806,940          57,298
         Edmund F. Murphy, Jr.    4,801,872          62,366
         Jerry T. Kendall         4,805,739          58,499


     2. To ratify the selection by the Company's Board of Directors of KPMG Peat Marwick LLP, Certified Public Accountants, as independent auditors of the Company for its fiscal year ending March 31, 1999.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To ratify auditors       4,838,401          22,855           11,968


Item 5.  Other Information

The Company announced, on November 2, 1998, that the Company's manufacturing facility in San Pedro Sula, Honduras is operational and was not damaged by Hurricane Mitch. Due to heavy flooding, however, some delays may be experienced in moving material in and out of the country. The plant is currently operating at approximately 60% capacity and is expected to return to full capacity within the week as employees are able to return to work from the flooded areas.


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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     November 2, 1998         Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 9 -