Form 10-Q
period 1998-12-31
TECHNOLOGY RESEARCH CORP
filed 1999-02-09
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1998

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


            Class                              Outstanding at January 29, 1999
____________________________                   _______________________________
Common stock, $.51 par value                            5,455,737



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                        Page

Condensed Consolidated Balance Sheets
     - December 31, 1998 and March 31, 1998 ............................ 1

Condensed Consolidated Statements of Income
     - Three months and nine months ended December 31, 1998
       and December 31, 1997 ........................................... 2

Condensed Consolidated Statements of Cash Flows
     - Nine months ended December 31, 1998 and December 31, 1997 ....... 3

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

Item 4 - Submission of Matters to a vote of Shareholders................ 8

Item 5 - Other Information.............................................. 8

Item 6 - Exhibits and Reports on Form 8-K............................... 8


Signatures.............................................................. 9




















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31     March 31
                                                    1998          1998
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $   1,767,769     1,153,798
  Short term investments                                 -     1,033,902
  Accounts receivable, net                       2,696,946     2,711,056
  Income taxes receivable                          161,097       253,019
  Inventories:
    Raw material                                 4,208,196     4,499,524
    Work in process                                815,832       387,170
    Finished goods                                 690,798       438,715
                                                ----------    ----------
      Total inventories                          5,714,826     5,325,409
  Prepaid expenses                                  21,736       235,595
  Deferred income taxes                            355,798       406,100
                                                ----------    ----------
      Total current assets                      10,718,172    11,118,879
                                                ----------    ----------
Property, plant, and equipment                   9,675,409     9,033,808
  Less accumulated depreciation                 (5,014,540)   (4,476,692)
                                                ----------    ----------
      Net property, plant, and equipment         4,660,869     4,557,116
                                                ----------    ----------
Deferred income taxes                               55,928        55,928
Other assets                                        79,561        14,895
                                                ----------    ----------
                                              $ 15,514,530    15,746,818
                                                ==========    ==========





















        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $  2,525,100     2,525,100
  Accounts payable                                 924,472     1,216,624
  Accrued expenses                                 212,759       455,863
  Dividends payable                                 15,613        45,613
                                                ----------    ----------
     Total current liabilities                   3,677,944     4,243,200
Long-term debt, excluding current installments      75,000       131,250
                                                ----------    ----------
     Total liabilities                           3,752,944     4,374,450
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,782,425     2,719,611
  Additional paid-in capital                     7,484,115     7,411,581
  Retained earnings                              1,495,046     1,241,176
                                                ----------    ----------
     Total stockholders' equity                 11,761,586    11,372,368
                                                ----------    ----------
                                              $ 15,514,530    15,746,818
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




























                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months Ended       Nine Months Ended
                                            December 31             December 31

                                         1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   3,688,881   4,575,483  12,865,743  13,704,621
  Royalties                               25,517      82,630      69,088     311,027
                                      ----------  ----------  ----------  ----------
                                       3,714,398   4,658,113  12,934,831  14,015,648
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        2,859,268   3,435,409   9,327,193   9,739,345
  Selling, general, and administrative   748,991   1,040,719   2,348,815   2,955,800
  Research, development and engineering  243,071     327,494     824,550     892,133
                                      ----------  ----------  ----------  ----------
                                       3,851,330   4,803,622  12,500,558  13,587,278
                                      ----------  ----------  ----------  ----------
    Operating income                    (136,932)   (145,509)    434,273     428,370
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              61,240      29,415     101,200     109,025
  Interest expense                       (84,284)    (36,350)   (183,267)    (85,798)
                                      ----------  ----------  ----------  ----------
                                         (23,044)     (6,935)    (82,067)     23,227
                                      ----------  ----------  ----------  ----------
      Income (loss) before income taxes (159,976)   (152,444)    352,206     451,597

Income tax expense (benefit)             (89,975)    (22,000)     98,336     181,707
                                      ----------  ----------  ----------  ----------
       Net income (loss)           $     (70,001)   (130,444)    253,870     269,890
                                      ==========  ==========  ==========  ==========

Basic earnings (loss) per share    $       (0.01)      (0.02)       0.05        0.05
                                      ==========  ==========  ===========  =========
Weighted average number of common
  shares outstanding                   5,455,737   5,332,571   5,455,737   5,332,571
                                      ==========  ==========  ==========  ==========

Diluted earnings (loss) per share  $       (0.01)      (0.02)       0.05        0.05
                                      ==========  ==========  ===========  =========
Weighted average number of common
  and equivalent shares outstanding    5,426,463   5,332,571   5,429,381   5,432,971
                                      ==========  ==========  ==========  ==========

Dividends paid                     $           -        0.06           -        0.18
                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.

                                   - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Nine Months Ended
                                                         December 31

                                                      1998        1997
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     253,870     269,890

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                           (21,098)    (93,041)
      Depreciation                                    537,848     441,493
      Decrease (increase) in accounts receivable       14,110    (999,849)
      Increase in inventories                        (389,417)   (569,083)
      Decrease (increase) in prepaid expenses         213,859     (30,006)
      Decrease in income taxes receivable              91,922     178,130
      Decrease (increase) in deferred income taxes     50,302    (127,960)
      Increase in other assets                        (64,666)    (32,760)
      Decrease in accounts payable                   (292,152)    (12,684)
      Decrease (increase) in accrued expenses        (243,104)     37,770
                                                   ----------  ----------
        Net cash provided by (used in)
            operating activities                      151,474    (938,100)
                                                   ----------  ----------
Cash flows from investing activities:
  Maturities of short-term investments              1,055,000   2,112,000
  Purchase of short-term investments                        -  (1,000,064)
  Capital expenditures                               (641,601) (2,001,470)
                                                   ----------  ----------
        Net cash provided by (used in)
            investing activities                      413,399    (889,534)
                                                   ----------  ----------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreement             -   1,622,101
  Principal payments on long-term debt                (56,250)    (57,735)
  Proceeds from exercise of stock options             135,348           -
  Dividends paid                                      (30,000)   (945,407)
                                                   ----------  ----------
        Net cash provided by financing activities      49,098     618,959
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents      613,971  (1,208,675)

Cash and cash equivalents at beginning of period    1,153,798   1,307,567
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   1,767,769      98,892
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

    The results of operations for the nine-month period ended December 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Current Nine Months Ended December 31, 1998 versus Nine Months Ended December 31, 1997

The Company's operating revenues (net sales and royalties) for the third quarter ended December 31, 1998 were $3,714,398, compared to $4,658,113 reported in the same quarter last year, a decrease of approximately 20%. The Company lost $70,001 for the current quarter, compared to a loss of $130,444, for the same quarter last year. Basic and diluted earnings for the current period were $(.01) per share compared to basic and diluted earnings of $(.02) per share for the same quarter last year.

The decline in revenues for the three-month period ended December 31, 1998, as compared to the same period last year, was due to a decrease in commercial sales of $545,702, military sales of $340,900 and royalties of $57,113. The dip in commercial sales resulted from lower shipments to the Company's domestic OEM customers, including Xerox Corporation and its suppliers, which accounted for approximately $350,000. See comments below on military sales and royalties. The Company expects revenues to be higher in its fourth quarter, and the Company will continue its efforts to lower product costs and reduce operating expenses in order to remain profitable for the fiscal year. Operating expenses were reduced by approximately $376,000 for the three-month period and approximately $675,000 for the nine-month period ended December 31, 1998, compared to the same periods last year, which was part of the Company's commitment to reduce operating expenses by $800,000 for the fiscal year.

The Company's operating revenues (net sales and royalties) for the nine-month period ended December 31, 1998 were $12,934,831, compared to $14,015,648 reported in the same period of the prior year, a decrease of approximately 8%. Net income for the nine-month period was $253,870, compared to $269,890, for the same period in the prior year, a decrease of approximately 6%. Basic and diluted earnings for the nine-month period were $.05 per share compared to basic and diluted earnings of $.05 per share for the same period last year.

Revenues for the nine-month period ended December 31, 1998, as compared to the same period last year, decreased due to military sales and royalties being down by $1,150,147 and $241,939, respectively, while commercial sales increased by $311,269. The decrease in Military sales was mainly due to the Company completing the previous contract related to the Tactical Quiet (TQ) Generator Systems program; however, the Company has received an initial release under a new contract for the same TQ control equipment and deliveries began in December 1998. Royalty income was higher in the prior year's nine-month period due to licensing fees of $106,666 from Yaskawa Control Company of Japan and a one-time final royalty payment of $100,000 from Windmere Corporation in the first quarter of the prior year. The increase in commercial sales was mainly due to the level of business with the Company's domestic and international OEM customers, while sales to Xerox Corporation and its suppliers were down for the nine-month period due to weak sales during the third quarter.



                                   - 5 -
The Company's manufacturing plant in San Pedro Sula, Honduras was not damaged by Hurricane Mitch, which devastated Honduras in late October. The plant operation, however, was adversely affected by delays in shipping and by the inability of its employees to travel to work due to heavy flooding, as previously reported on November 2, 1998.

In addition to the Company's two web sites www.techrsrch.com and www.safeliving.com, the Company opened its first "Store Front" on the Web at www.surgeguard.com, specializing in sales for the recreational vehicle marketplace. Also, as a way for the Company to participate in the explosive E-Commerce market, it is pursuing reciprocal affiliations with companies whose customers may benefit from the Company's products.

The Company's gross profit margin on net sales was approximately 22% for the current quarter and approximately 28% for the nine-month period ended December 30, 1998, compared to 25% and 29% for the same periods last year, respectively, primarily reflecting the effects of Hurricane Mitch on the Company's Honduran operations and the lower revenues in the third quarter.

Selling, general and administrative expenses were $748,991 for the current quarter and $2,348,815 for the nine-month period ended December 31, 1998, compared to $1,040,719 and $2,955,800 for the same periods last year, a decrease of approximately 28% and 21%, respectively. Selling expenses were $414,400 for the current quarter and $1,312,794 for the nine-month period ended December 31, 1998, compared to $741,599 and $1,983,003 for the same periods last year, a decrease of approximately 44% and 34%, respectively, primarily reflecting lower travel expense, advertising costs and salary related expenses, due to fewer employees in the department. General and administrative expenses were $334,591 for the current quarter and $1,036,021 for the nine-month period ended December 31, 1998, compared to $299,120 and $972,797 for the same periods last year, an increase of approximately 12% and 6%, respectively, primarily reflecting higher salary related expenses and professional fees. The Company's Honduran subsidiary accounted for approximately 12% of the total general and administrative expenses for the nine-month period.

Research, development and engineering expenses were $243,071 for the current quarter and $824,550 for the nine-month period ended December 31, 1998, compared to $327,494 and $892,133 for the same periods last year, a decrease of approximately 26% and 8%, respectively, primarily reflecting lower UL costs and salary related expenses, due to fewer employees in the department.

Interest expense, net of interest and sundry income, for the current quarter was $23,044 and $82,067 for the nine-month period ended December 31, 1998, compared to interest expense, net of interest and sundry income of $6,935 and interest and sundry income, net of interest expense, of $23,227 for same periods last year, reflecting the Company's use of its line of credit.

In accordance with FSAS 109, "Accounting for Income Taxes", the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration. Accordingly, the Company's Honduras subsidiary was profitable which caused a decrease in the effective tax rate of the Company. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.


                                   - 6 -
Liquidity and Capital Resources

As of December 31, 1998, the Company's cash and cash equivalents were $1,767,769, compared to cash and cash equivalents of $1,153,798 and short term investments of $1,033,902 at March 31, 1998. The short term investments at year end were comprised of U.S. Treasury Bills. The Company's cash is currently held in a money market fund whose yield is comparable to U.S. Treasury Bills. The decrease in overall cash was due primarily to capital equipment purchases during the nine-month period.

On September 15, 1998, the Company renewed its $2,500,000 commercial line of credit with its institutional lender for another year, maturing in September 1999. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company's debt from advances on its line of credit was $2,450,100 as of December 31, 1998.

The Company's working capital increased by $164,549 to $7,040,228 at December 31, 1998, compared to $6,875,679 at March 31, 1998. The increase was primarily a result of the Company's profitability through the nine-month period. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's institutional lender as of December 31, 1998 was $150,000, compared to $206,250 at March 31, 1998, reflecting the Company's payments on principal for the nine-month period.

The Company's Board of Directors did not declare a dividend for its third quarter ended December 31, 1998. The Company's Board of Directors will review the Company's dividend policy on a quarterly basis and make a determination at such time as to whether the Company will resume declaration of a dividend based on the Company's cash and earnings position.


Year 2000

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. To avoid any consequences of the Year 2000 issues, the Company has timely completed the conversion of its major date-sensitive computer systems to be Year 2000 compliant at its U.S. facility on January 1, 1999 and at its Honduran facility on July 4, 1998. None of the Company's products are Year 2000 sensitive, so the total cost of the project was minimal at approximately $10,000. The Company expensed all costs associated with these system changes as the costs were incurred, and they were funded through operating cash flows. By June of 1999, the Company expects to complete its efforts in evaluating the state of those suppliers which may materially adversely affect the Company if not Year 2000 ready. Since the Company's major computer systems are already Year 2000 compliant, the Company does not foresee the need of a contingency plan for those minor systems that are not significant enough to disrupt the Company's business.





                                   - 7 -
Safe Harbor Statement

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     February 9, 1999         Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 9 -