Form 10-K
period 1999-03-31
TECHNOLOGY RESEARCH CORP
filed 1999-06-28
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 1999

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

Registrant's telephone number, including area code: (727) 535-0572 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock $.51 par value
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant, as of June 9, 1999 was $9,077,361, based upon the $1.875 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For the purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

As of June 9, 1999, the number of shares outstanding of the Registrant's common stock, $.51 par value, was 5,455,756.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement related to its 1999 Annual Meeting of Shareholders to be held on August 26, 1999 will be incorporated by reference into Part III of this Form 10-K and be filed with the Securities and Exchange Commission no later than July 16, 1999.
                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 12
Item 3.  Legal Proceedings  ........................................... 12
Item 4.  Submission of Matters to a Vote of Security Holders  ..........12


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ................................. 13
Item 6.  Selected Financial Data  ..................................... 14
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ......................... 15
Item 8.  Financial Statements and Supplementary Data  ................. 20
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 20


PART III

Item 10. Directors and Executive Officers of the Registrant  .......... 21
Item 11. Executive Compensation  ...................................... 21
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  ....................................... 21
Item 13. Certain Relationships and Related Transactions  .............. 21


PART IV

Item 14. Exhibits, Financial Statements Schedules,
         and Reports on Form 8-K  ..................................... 21


SIGNATURES  ........................................................... 24




















                                      Part I

ITEM 1.  BUSINESS

General

The Company was incorporated in Florida in June 1981 with the intended purpose of pursuing orders for products to be designed and manufactured for sale to the military engine generator set controls market, a segment with respect to which the Company's founders had acquired substantial experience.

The Company currently designs, develops, manufactures and markets electronic control and measurement devices related to the distribution of electrical power and specializes in electrical safety products that prevent electrical fires and protect people from electrocution and serious injury from electrical shock. Such products include ground fault protective devices, fire prevention devices for fires caused by aging appliance and extension cords, controls for electrical power generating systems, transformers and magnetics. These products are used in providing safe and efficient utilization and controlled distribution of electricity and have consumer, commercial and governmental applications in the United States and throughout the world.

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

Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------     ----        --------     ----       ----------
    1999   $ 13,929,177     81.4     $ 3,190,542     18.6     $ 17,119,719
    1998     13,434,352     74.2       4,667,433     25.8       18,101,785
    1997     12,803,181     85.3       2,200,413     14.7       15,003,594
    1996     14,541,301     87.7       2,040,000     12.3       16,581,301
    1995     18,095,134     86.4       2,840,423     13.6       20,935,557

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       1999             $  91,295
                       1998               329,166
                       1997               381,977
                       1996               797,920
                       1995               837,399

The Company's backlog of unshipped orders at March 31, 1999 was approximately $2,000,000. This backlog consists of approximately 30% commercial product orders and approximately 70% military product orders, all of which is expected to ship within Fiscal Year 2000.




                                       -3-
Commercial Products and Markets

Ground fault protective devices protect equipment and people against electrical faults which can occur between electrically "live" conductors and ground.
These ground fault conditions can damage equipment, start fires, or seriously or fatally injure humans.

Ground Fault Circuit Interrupters ("GFCI") and Appliance Leakage Circuit Interrupters ("ALCI") provide protection from dangerous electrical shock by sensing leakage of electricity and cutting off power. Equipment Leakage Current Interrupters ("ELCI") detect current leakage within equipment such as copy machines, printers and computers. GFCIs are currently available in three types: circuit breaker, receptacle and portable. The Company specializes in the portable types of these products.

A ground fault is a condition where electric current finds an unintentional path to ground such as through the exposed metal parts of an appliance or tool. Faults occur because of damage that causes internal wiring to touch these exposed metal parts or because an appliance or tool gets wet. Upon such occurrence, the entire device can become as electrically alive as the power line to which it is attached. If a person is touching such a live device while grounded (by being in contact with the ground or, for example, a metal pipe, gas pipe, drain or any attached metal device), that person can be seriously or fatally injured by electric shock. Fuses or circuit breakers do not provide adequate protection against such shock, because the amount of current necessary to injure or kill a normal adult is far below the level of current required for a fuse to blow or a circuit breaker to trip. GFCIs constantly monitor electric current, and as long as the amount of current returning from the device is equal to the amount that is directed to the device, the GFCI performs no activities. Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard. Upon recognizing that condition, the GFCI terminates the flow of electricity instantaneously.

An ALCI is a device intended to be used in conjunction with an electrical appliance whose function is to interrupt both conductors of the electric circuit to a load when a fault current to ground exceeds 4 - 6 mA (milli-amperes) and is less than that required to operate the overcurrent protection device of the circuit. The ALCI is intended to be used only in a circuit that has a solidly grounded neutral conductor, and is not intended to be used in place of a GFCI in applications where the GFCI is required. ALCIs are considered "personnel protection" devices. This product is intended for portable and short-time use, and should be used only while attended; for example, with kitchen appliances, floor care products, hair dryers, and the like, which are connected to a power supply circuit by means of a flexible cord terminating in an attachment plug.

An ELCI is a device intended to protect equipment from excessive electrical leakage current that could occur due to the breakdown of insulation between live and grounded parts which could cause fires and other damage. Xerox Corporation uses the Company's ELCI products to protect many of its business machines. The Company also has a unique versatile consumer ELCI product called the "Electra Shield" which, in addition to fire prevention capabilities, also provides three-mode surge suppression, power line filtering, and facsimile modem surge protection. This unique product offers multimedia protection for home and office personal computers, fax modems, TV and entertainment systems.



                                       -4-
Government and industry research into the major causes of fire has led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented "Fire Shield", a product designed to prevent fires caused by damaged or aging appliance power supply cords and extension cords, which have been identified as a leading cause of electrical fires. On June 1, 1999, the Company announced major enhancements to its "Fire Shield" line of appliance power supply cords that will add a higher degree of safety against fire and electric shock for two wire appliances. These new capabilities have significant safety benefits to the consumer. These enhancements are based on feedback from the industry and from the staff of the United States Consumer Product Safety Commission ("CPSC") on the need to protect not only the power cord, but also the internal wiring of the appliance. According to the CPSC, these types of fires caused 149,900 residential structural fires involving electrical equipment, which resulted in 750 civilian deaths, more than 6,320 injuries and nearly $1.3 billion in property losses. The CPSC estimates were based on 1994 fire service reports.

The National Electrical Code (the "Code") requires GFCIs for the protection of all receptacle outlets located outdoors, as well as in bathrooms, garages and other risk areas, and in new residences, hotels and public buildings. The Code is followed by most local government building codes. There is increasing effort by certain groups such as the National Electric Manufacturers Association and Consumer Products Safety Commission to require GFCI protection in other locations and applications. The Company presently focuses its marketing efforts in certain spot markets which have developed in response to Code imposed requirements.

For example, in January 1989, high-pressure sprayer/washer manufacturers that desired Underwriter Laboratories ("UL") approval were required to include a GFCI and/or double-insulation protection on each electrically driven sprayer/ washer. Sales to this industry were severely impacted in Fiscal Year 1996 as the majority of the sprayer/washer manufacturers opted for the more cost effective double-insulated technology rather than GFCI technology. Effective January 1996, the double-insulation provision was eliminated from the National Electric Code, but until recently, UL had not updated its standard enforcing this change. Sales to this industry were approximately $4.5 million less in each of the Fiscal Years 1996, 1997, 1998 and 1999, compared to Fiscal Year 1995, due to the choice of sprayer/washer manufacturers not using the Company's GFCI products and due to the delay of UL enforcing on the industry the requirement for GFCI technology. The revised standard UL 1776 mandating the use of GFCIs on sprayer/washers has been issued, and the effective date for compliance is May 4, 2000. This action expands the Company's opportunity to sell into this important market again, but the Company has no certainty of returning back to its previous revenue level in this market.

Another example is a Code requirement that became effective on January 1, 1991 that requires a protective device to be incorporated into hair dryers, curling irons and crimpers to protect users from possible electrocution. In response to this Code change, the Company developed a smaller GFCI plug that incorporates its patented GFCI/ALCI technology. Additionally, the Company developed an Immersion Detection Circuit Interrupter ("IDCI") that can also be used to protect users of these products.

Also, Article 625 of the 1996 Edition of the National Electrical Code requires electric vehicle ("EV") charging systems to include a system that will protect people against serious electric shock in the event of a ground fault. The Company has shipped product to the majority of the major automobile manufacturers in support of their small EV production builds, and the Company

                                       -5-
is active with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis. Sales for the Company's EV safety products remain relatively low due to the small number of electric vehicles produced. Improvements in battery technology, along with mandates from individual states for zero emission vehicles, are projected to make this a viable market in year 2003.

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

On February 16, 1999, the Company entered into a license agreement with Windmere-Durable Holdings, Inc. (the "Agreement"), which is filed herewith. Windmere-Durable Holdings, Inc. is a large Miami, Florida based manufacturer and distributor of a wide variety of, among other items, household appliances and portable personal care products utilizing electric current (e.g. washers and dryers, hair dryers and curlers, irons, food mixers and numerous other items), most of which are sold both domestically and internationally. Under the Agreement, Windmere-Durable was granted a non-exclusive license to manufacture, have manufactured, use and sell the Company's line of "Fire Shield" products in exchange for royalties.


Military Products and Markets

The Defense Logistics Agency established a program rating system for its suppliers in 1995, and since its inception and for the fourth straight year, the Company was honored as a Best Value Medalist for the highest rating Gold Category, which signifies the Company's commitment to military contract performance.

The Company is currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors. The term "control equipment" refers to the electrical controls used to control the electrical power output of the generating systems. In general, the controls monitor and regulate the operation of generator mobile electric generating system sets. Electric generating systems are basic to all branches of the military, and demand has remained relatively constant, unlike products utilized in armaments and missiles. Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets which incorporate the Company's products. The Company is a qualified supplier for 37 control equipment products as required by the Department of Defense and is a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage


                                       -6-
change board assemblies. These products are primarily furnished for spare parts support for existent systems in the military inventory.

In late 1989, the Company completed the redesign of the control equipment related to the Tactical Quiet Generator ("TQG") Systems program and provided prototype units to a prime contractor for testing, which was completed in the third fiscal quarter for the year ended March 31, 1992. Subsequently, the Company received production orders for these products from the U.S. Government's prime contractor in the approximate amount of $7,500,000 covering the time period from August 1992 to October 1994 and an additional $4,900,000 covering the time period August 1996 to July 1998. All deliveries have been completed under these contracts. The new contract that has been awarded by the U.S. Government for 5/10/15KW TQG Systems to the prime contractor is for a 10-year period with the last ordering period year being 2007. The Company has received initial production releases for this new contract, valued at $1.9 million, and shipments commenced in the 4th quarter of Fiscal Year 1999. The estimated value of the new 10-year contract for the Company for its 5/10/15KW control equipment is $8.2 million. As previously reported, the Company also received orders for approximately $6.3 million for the new 3KW military TQG Systems program. Assuming successful completion of First Article Testing and release of the production phase of the initial contract, shipments of approximately 4,200 3KW TQG control equipment are now estimated to begin in March 2000. The Company expects military sales to remain steady for Fiscal Year 2000 with potential strengthening in the fourth quarter to the extent that Shipments are made under the new 3KW TQ Program.

The Company continues to furnish various types of electrical power monitors for military Naval shipboard requirements. The monitors are used on all classes of Naval surface vessels, such as minesweepers, destroyers guided missile cruisers and aircraft carriers in addition to other types of Naval vessels. The monitors are furnished for new vessel production, retrofit upgrades and existent vessels requiring spare support parts. The Company also supplies the military with electrical devices for control and monitoring of the on-board auxiliary power diesel electric generating system for the new C2v Armored Tactical Vehicle, Electronic Command Post System and the newly developed armored ambulances. These devices include A.C. power monitor assemblies (which provide system protection and status display on on-board computers), generator voltage regulators, power transformers, A.C. overcurrent and short circuit protection monitor assemblies and current sensing transformers. All of these products have met the high shock and vibration and endurance testing requirements during both highly accelerated stress screening tests and vehicle road testing at Aberdeen Proving Grounds. The Company is now receiving order releases for the initial low rate production phase for C2v vehicles.

The Company's contracts with the U.S. Government are on a fixed-price bid basis. As with all fixed-price contracts, whether government or commercial, the Company may not be able to negotiate higher prices to cover losses should unexpected manufacturing costs occur.

All government contracts contain a provision that allows for cancellation by the government "for convenience." However, the government must pay for costs incurred and a percentage of profits expected if a contract is so canceled. Contract disputes may arise which could result in a suspension of such contract or a reduction in the amounts claimed.




                                       -7-
Testing and Qualification

A number of the Company's commercial products must be tested and approved by UL or an approved testing laboratory. UL publishes certain "Standards of Safety" which various types of products must meet and performs specific tests to ascertain whether a product meets the prescribed standards. If a product passes these tests, it receives UL approval. Once the Company's products have been initially tested and qualified by UL, they are subject to regular field checks and quarterly reviews and evaluations. UL may withdraw its approval for such products if they fail to pass these tests and if prompt corrective action is not taken. The Company's portable electrical safety products have received UL approval. In addition, certain of the Company's portable GFCI, ALCI and ELCI products have successfully undergone similar testing procedures conducted by comparable governmental testing facilities in Europe, Canada and Japan.

The Company's military products are subject to testing and qualification standards imposed by the United States Government. The Company has established a quality control system which has been qualified by the United States Department of Defense to operate under the requirements of a particular specification (MIL-I-45208). To the extent the Company designs a product which it believes to meet those specifications, it submits the product to the responsible government testing laboratory. Upon issue of the qualification approval and source listing, the product is rarely subject to re-qualification; however, the military may disqualify a product if it is subject to frequent or excessive operational failures. Further, the current specifications and requirements could be changed at any time, which would require the Company to redesign its existing products or develop new products which would have to be submitted for testing and qualification prior to their approval for purchase by the military or its prime contractors. Certain contracts require witness testing and acceptance by government inspectors prior to shipment of the product.

The Company's wholly owned foreign subsidiary, TRC/Honduras S.A. de C.V. is an ISO 9002 certified manufacturing facility.


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

The business of an electronics manufacturer, such as the Company, primarily involves assembly of component parts. The only products which the Company manufactures from raw materials are its transformers and magnetic products. The manufacture of such products primarily involves the winding of wire around magnetic steel cores. Recently, in an effort to lower cost by vertical integration, the Company also molds its own plastic parts for its commercial product lines at its off-shore manufacturing facility in Honduras. The remainder of the products which the Company manufactures are assembled from component parts produced by other manufacturers.




                                       -8-
On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC Honduras, S.A. de C.V., a wholly owned subsidiary of Technology Research Corporation, for the purpose of manufacturing the Company's high-volume products. This decision was made in line with the Company's goal of always striving to improve quality, profit margins and customer satisfaction. TRC Honduras, S.A. de C.V. resides in a leased 42,000 square foot building located in ZIP San Jose, a free trade zone and industrial park, in San Pedro Sula, Honduras. The lease is for a term of five years with an option to extend the lease for another five years. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, a twenty year Honduran federal income tax holiday and a ten year Honduran municipal income tax holiday for the profits generated by the Honduran subsidiary, and various other benefits.

The Company continues to manufacture its specialized military products and low-volume commercial products in its 43,000 square foot facility in Clearwater, Florida.


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


Marketing

The Company's products are sold throughout the world, primarily through an expanded in-house sales force, licenses and sales and marketing agreements. Although the Company will continue to market existing and new products through these channels, the Company is looking for other viable channels through which to market its products. The Company relies significantly upon the marketing skills and experience, as well as the business experience, of the management of the Company in marketing its products.

The Company complements its sales and marketing activity through the use of additional distributors and sales representative organizations. The Company's

                                       -9-
internal distribution division, TRC Distribution, is supported by 23 independent sales representatives who sell to 445 electrical, industrial and safety distributors.

The Company also markets through OEMs that sell the Company's GFCI products under their own brand label. Additionally, the Company has exhibited its GFCI products at numerous trade shows which have resulted in new commercial markets, including the recreational vehicle industry and the appliance industry.

The Company utilizes primarily foreign licenses and sales and marketing agreements to market its products internationally (see Patents, Licenses and Trademarks for further information). The Company's products have world-wide application, and the Company believes that international demand for these products will continue to contribute to the Company's growth.

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

Major Customers and Exports

Individual customers and aggregate exports which accounted for 10% or more of sales were:
                                            Year ended March 31
     Customer                         1999         1998         1997
     --------                         ----         ----         ----
Xerox Corporation                 $ 1,934,740    2,838,905    2,529,398
Noma Appliance & Electric, Inc.
  Noma Appliance, Inc.
    f/k/a Fleck Manufacturing, Inc.
   (a Xerox Corporation supplier)   1,623,904    1,666,516    1,776,424
Other Xerox suppliers                 124,473      133,044      802,800
Fermont Division                    1,397,211    2,817,079    1,434,422
                                    ---------    ---------    ---------
                                  $ 5,080,328    7,455,544    6,543,044
Exports:                            =========    =========    =========
    Canada                        $ 1,794,855    1,894,215    1,831,898
    Far East                          394,156      486,277    1,057,605
    Europe                          2,787,224    2,554,772    1,396,823
    Mexico                            711,067      979,187      736,992
    Australia                         117,754      218,530      150,760
    South America                      37,383       20,994       82,838
    Middle East                         2,067        3,397        5,324
                                    ---------    ---------    ---------
        Total exports             $ 5,844,506    6,157,372    5,262,240
                                    =========    =========    =========
Overall, the Company's exports were down approximately 5% in Fiscal Year 1999, compared to the Company's prior fiscal year, due to Xerox Corporation and its suppliers whose sales were down from the previous fiscal year by approximately $1.0 million with the majority of the shortfall coming from the second half of the Company's fiscal year. Xerox and its suppliers accounted for approximately 22% of the Company's sales for Fiscal Year 1999, compared to approximately 26% for the prior fiscal year, and because they account for such a large percentage of the Company's sales, the loss of Xerox as a customer would have a material adverse effect on the Company's business. Excluding

                                       -10-
Xerox, exports to the Company's international OEM customers were stronger for Fiscal Year 1999 compared to the Company's prior fiscal year.

The Company's military product sales are primarily to OEM prime contractors and secondarily to military procurement logistic agencies for field service support on previously shipped systems. In Fiscal Year 1999, military sales were approximately 19% of total sales, compared to 26% in the prior year. The decrease was primarily due to the level of sales with Fermont Division, the U.S. Government's prime contractor for the 5/10/15/30/60KW Tactical Quiet Generator Systems Program. (See MD&A discussion for more detail). Sales to Fermont Division were $1,397,211 in Fiscal Year 1999 compared to $2,817,079 in the prior fiscal year.

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


Research, Development and Engineering

The Company employs 18 persons in the Engineering Department, all of whom are engaged either full or part-time in research and development activities. This department is engaged in designing and developing new commercial and military products and improving existing products to meet the needs of the Company's customers.



                                       -11-
In connection with its efforts in developing the GFCI product, the Company believes that the increasing use of portable GFCI protection will provide new markets for the commercial marketplace, and accordingly, the Company has modified its GFCI designs to fit these markets and new applications. There can be no assurance, however, that the Company can maintain its sales levels in the commercial market in view of the possibility that an increased level of competition may develop.

The Company spent $1,107,253 in Fiscal Year 1999, $1,223,422 in Fiscal Year 1998 and $1,147,630 in Fiscal Year 1997 on research, development and engineering activities. None of these activities were sponsored or financed by customers, and all are expensed as incurred. The Company anticipates spending levels to remain constant in the new fiscal year.


Employees

As of March 31, 1999, the Company employed 113 persons on a full time basis, and of that total, 70 employees were engaged in manufacturing operations, 18 in engineering, 15 in marketing and 10 in administration.

The Company's subsidiary employed 405 persons on a full time basis as of March 31, 1999, and of that total, 400 employees were engaged in manufacturing operations and 5 in administration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                       -12-
                                  Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

The Company's shares of Common Stock are registered under 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal years ended March 31, 1999, 1998 and 1997 as reported by the NASDAQ system.

                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
March 31, 1999:
  First Quarter    .................    2 1/2     1 1/16         $   -
  Second Quarter   .................    2 27/32   1 9/16             -
  Third Quarter    .................    2         15/16              -
  Fourth Quarter   .................    1 3/8     1                  -
                                                                 -----
                                                                 $   -
March 31, 1998:
  First Quarter    .................    4 1/8     3 1/16         $ .06
  Second Quarter   .................    4 1/2     3 9/16           .06
  Third Quarter    .................    4 9/16    3                .06
  Fourth Quarter   .................    3 7/16    1 15/16            -
                                                                 -----
                                                                 $ .18
March 31, 1997:
  First Quarter    .................    6 1/4     4 1/2          $ .06
  Second Quarter   .................    5 3/8     3 7/8            .06
  Third Quarter    .................    4 5/8     4                .06
  Fourth Quarter   .................    4 9/16    3 13/16          .06
                                                                 -----
                                                                 $ .24


As of May 28, 1999, the approximate number of the Company's shareholders was
530. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 2,500 shareholders.

The Company's authorized capital stock, as of May 28, 1999, consisted of 10,000,000 shares of authorized common stock, par value $.51, of which 5,455,756 shares were issued and outstanding.

On March 16, 1998, the Company announced that its Board of Directors suspended its fourth quarter dividend. The Company's Board of Directors review the Company's dividend policy on a quarterly basis and make a determination at such time as to whether the Company will resume payment of a dividend based on the Company's cash and earnings position. The Company did not declare any dividends during Fiscal Year 1999 but did declare dividends of $.18 per share during Fiscal Year 1998 and $.24 per share during Fiscal Year 1997.




                                       -13-
ITEM 6.  SELECTED FINANCIAL DATA


                          1999       1998       1997       1996       1995
                          ----       ----       ----       ----       ----
Year ended March 31:

  Operating revenues $ 17,211,014 18,430,951 15,385,571 17,379,221 21,772,956

  Gross profit       $  4,078,461  4,836,280  4,747,997  5,895,687  5,246,105

  Net income (loss)  $     15,892   (196,314)   566,658  2,038,785  1,867,957

  Basic earnings
    per share        $          -       (.04)       .11        .39        .36

  Weighted average number
    of common shares
    outstanding         5,455,756  5,332,571  5,321,698  5,281,932  5,159,614

  Diluted earnings
    per share        $          -       (.04)       .10        .38        .35

  Weighted average number
    of common and
    equivalent shares
    outstanding         5,476,134  5,332,571  5,441,620  5,404,885  5,339,953

  Cash dividends
    declared         $          -        .18        .24        .24          -


March 31:

  Working capital    $  6,899,677  6,875,679  9,651,145 10,931,740 10,089,672

  Total assets       $ 15,146,175 15,746,818 15,637,949 15,380,590 14,813,938

  Current
    liabilities      $  3,521,949  4,243,200  2,903,154  1,867,678  2,119,000

  Long-term debt     $     56,250    131,250    206,250    281,350    356,350

  Total liabilities  $  3,578,199  4,374,450  3,109,404  2,149,028  2,475,350

  Retained earnings  $  1,257,068  1,241,176  2,397,353  3,108,371  2,340,267

   Total stockholders'
  equity             $ 11,567,976 11,372,368 12,528,545 13,231,562 12,338,588










                                       -14-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results:

Fiscal Years 1999 and 1998 Comparison

The Company's operating revenues (net sales and royalties) for the fourth quarter ended March 31, 1999 were $4,276,183, compared to $4,415,303 reported in the same quarter last year, a decrease of approximately 3%. The Company lost $237,980 for the fourth quarter, compared to a loss of $466,204 for the same quarter last year, the difference primarily being an income tax benefit of $308,688, which was recorded in the current year's quarter. Basic and diluted earnings (loss) were $(.04) per share for the fourth quarter, compared to $(.09) per share for the same quarter last year. The loss in the fourth quarter was primarily due to revenue level, continued manufacturing inefficiencies and a physical inventory charge of approximately $250,000 recorded by the Company's off-shore manufacturing facility in Honduras. In March 1999, the Company replaced the General Manager of its Honduras operation.

The Company's operating revenues (net sales and royalties) for the year ended March 31, 1999 were $17,211,014, compared to $18,430,951 reported in the same period last year, a decrease of approximately 7%. The Company earned $15,892 for the year, compared to a loss of $196,314, for the same period last year, and basic and diluted earnings were $.00 per share for the year, compared to basic and diluted earnings (loss) of $(.04) per share for the same period last year.

The decline in revenues for the year ended March 31, 1999, as compared to the same period last year, was due to a decrease in military sales and royalties of $1,476,891 and $237,871, respectively. Total commercial sales were up $494,825 even though sales to Xerox Corporation, the Company's largest customer, were down $1,081,566 for the year.

The Company's primary commercial distribution strategy of forming alliances with companies that have a significant market presence, for which the Company's products are used, contributed to the overall increase in commercial business. The result, excluding Xerox, was that the Company's international sales increased $337,503 and domestic sales increased $1,238,888 over the prior year. The Company is optimistic that this strategy will continue to produce growth in its domestic and international commercial business. The Company continues new product development for Xerox, and indications are sales to Xerox and its suppliers should increase in the second half of Fiscal Year 2000.

The decrease in military sales for Fiscal Year 1999 was mainly due to the Company completing the previous contract related to the 5/10/15/30/60KW Tactical Quiet Generator ("TQG") Systems program. The new contract that has been awarded to the prime contractor by the U.S. Government for 5/10/15KW TQG Systems is for a 10-year period with the last ordering period year being 2007. The Company has received initial production releases for this new contract, valued at $1.9 million, and shipments commenced in the 4th quarter of Fiscal Year 1999. The estimated value of the new 10-year contract for the Company for its 5/10/15KW control equipment is $8.2 million. As previously reported, the Company also received orders for approximately $6.3 million for the new 3KW military TQG Program. Assuming successful completion of First Article Testing and release of the production phase of the initial contract, shipments of approximately 4,200 3KW TQG control devices are now estimated to begin in March 2000. The Company expects military sales to remain steady for

                                       -15-
Fiscal Year 2000 with potential strengthening in the fourth quarter to the extent that shipments are made under the new 3KW TQ Program.

Royalty income was higher in Fiscal Year 1998 due to licensing fees of $135,000 from Yaskawa Control Company of Japan and a one-time final royalty payment of $100,000 from Windmere Corporation recorded in the first quarter of that year. The Company expects royalty income to remain constant over the coming year.

The Company's Fiscal Year 1999 business plan called for a reduction in operating expenses of $800,000, and for the year ended March 31, 1999, the Company reduced its operating expenses by $988,544, compared to the prior year. The Company will continue this initiative in Fiscal Year 2000 in an effort to bring expense in line with revenue.

The Company's gross profit margin was approximately 24% of net sales for Fiscal Year 1999 compared to 27% for the prior year. The difference was primarily due to weaker profit margins resulting from the price reduction to Xerox Corporation and manufacturing inefficiencies, inventory adjustments and the Company restructuring its manufacturing operations from a contract manufacturer in China to its wholly owned subsidiary in Honduras. The Company believes this restructuring will ultimately result in lower duty, freight and product costs thus positioning the Company to remain competitive in the future.

Selling, general and administrative expenses for Fiscal Year 1999 were $3,150,830, compared to $4,023,205 for the prior year, a decrease of approximately 22%. Selling expenses were $1,766,018 for Fiscal Year 1999, compared to $2,710,774 for the prior year, a decrease of approximately 35%, reflecting lower group insurance and advertising costs. General and administrative expenses were $1,384,812 for Fiscal Year 1999, compared to $1,312,431 for the prior year, an increase of approximately 6%, reflecting higher professional fees and higher salary related expenses due to a greater number of employees in the department.

Research, development and engineering expenses for Fiscal Year 1999 were $1,107,253, compared to $1,223,422 for the prior year, a decrease of approximately 9%, reflecting lower UL fees and lower salary related expenses due to fewer number of employees in the department.

Interest expense, net of interest and sundry income, for Fiscal Year 1999 was $106,133, compared to $4,462 for the prior year, reflecting higher interest expense, due to the Company using its line of credit, and lower returns and average balances on the Company's cash investments.

Income tax benefit for Fiscal Year 1999 was $210,352 and was based on the Company's U.S. loss of $523,114. Due to provisions in the Honduran tax code, the Company's wholly owned foreign subsidiary, TRC Honduras S.A. de C.V., benefits from a 20-year income tax holiday; therefore, no income tax expense was recorded on the profit of $328,653 recognized by the subsidiary.











                                       -16-
Fiscal Years 1998 and 1997 Comparison

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



                                       -17-
The Company's gross profit margin was approximately 27% of net sales for Fiscal Year 1998 compared to 32% for the prior year. The difference was primarily due to weaker profit margins resulting from the price reduction to Xerox Corporation and manufacturing inefficiencies, inventory adjustments and the Company restructuring its manufacturing operations from a contract manufacturer in China to its wholly owned subsidiary in Honduras.

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

Income tax expense for Fiscal Year 1998 was $110,671, compared to $130,484 in the prior year, which was based on U.S. income before income tax of $289,621 and $697,142, respectively. The Internal Revenue Code does not allow a tax benefit for losses on foreign subsidiaries, and no tax benefit is available in Honduras. For this reason, the Company did not record any tax benefit from the loss of $375,264 recorded by TRC Honduras S.A. de C.V., the Company's wholly owned foreign subsidiary. The actual tax rate for Fiscal Year 1997 was less than the expected tax rate, primarily due to the Company receiving a favorable ruling from the State of Florida regarding the apportionment of sales.


Liquidity and Capital Resources

As of March 31, 1999, the Company's cash and cash equivalents decreased to $1,653,952 from the March 31, 1998 total of $1,153,798 and short term investments of $1,033,902. The short term investments were comprised of U.S. Treasury Bills.

On August 28, 1999, the Company expects to renew its commercial line of credit, which is currently $2,500,000, with its institutional lender for another year, maturing in August 2000. The Company continues to have the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company also has available a Banker's Acceptance agreement which gives the Company the option of borrowing up to $750,000 under the line of credit with the interest rate being determined by the lender's International Division at the time of borrowing. The Company's debt from advances on its line of credit was $2,450,100 as of March 31, 1999.



                                       -18-
The Company's working capital increased by $23,998 to $6,899,677 at March
31, 1999, compared to $6,875,679 at March 31, 1998. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's institutional lender as of March 31, 1999 was $131,250, compared to $206,250 at March 31, 1998, reflecting the Company's payments on principal for the twelve-month period.

On March 16, 1998, the Company announced that its Board of Directors suspended its fourth quarter dividend. The Company's Board of Directors review the Company's dividend policy on a quarterly basis and make a determination at such time as to whether the Company will resume payment of a dividend based on the Company's cash and earnings position. The Company did not declare any dividends during Fiscal Year 1999 but did declare dividends of $.18 per share during Fiscal Year 1998 and $.24 per share during Fiscal Year 1997.

Year 2000 Issues

The Year 2000 issue is a result of certain microprocessors and computer programs that were designed using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculation causing disruptions to operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

The Company is continually working to resolve the potential risks and concerns of the Year 2000 issues. The Company has made progress in assessing and implementing systems to be Year 2000 ready completing the conversion of its major business computer systems to be Year 2000 ready on January 1, 1999 at its U.S. facility and on July 4, 1998 at its Honduran facility.

None of the Company's products are Year 2000 sensitive, so the total cost of the Year 2000 project has been minimal so far at approximately $10,000. The Company expensed all costs associated with these system changes as the costs were incurred, and they were funded through operating cash flows. Since the Company's major computer systems are already Year 2000 compliant, the Company does not foresee the need of a contingency plan for those minor systems that are not significant enough to disrupt the Company's business.

The Company is also assessing the readiness of its significant suppliers, which if not Year 2000 ready, could have a material adverse effect on the Company's operations. The Company believes that if certain suppliers were not Year 2000 ready, then alternate arrangements could be made to alleviate any material impact on operations.

Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurances that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, specifically those related to suppliers that could have a material effect on the Company. As a contingency plan, the Company will maintain sufficient inventory of those parts with long lead times that are critical to the manufacturing process.




                                       -19-
NEW ACCOUNTING STANDARDS

In 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income.
SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components to a full set of financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company has no components of comprehensive income, therefore the adoption of this standard did not have any effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 which is effective for fiscal years beginning after December 15, 1997,changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. The Company operates in a single segment of business. Therefore, there was no effect on the Company's consolidated financial statements from the adoption of SFAS 131.

In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2002. The Company has not historically had derivative financial instruments, therefore, the adoption of this standard is not expected to have any effect on the consolidated financial statements.


Safe Harbor Statement

The statements in this report that relate to future plans, expectations, events, performance and the like are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. Actual results or events could differ materially from those described in the forward-looking statements due to a variety of factors, including those set forth in the Company's reports on Form 10-K and 10-Q filed with the Securities and Exchange Commission.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Response to this item is submitted in a separate section of this report starting at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.







                                       -20-
                                  PART III

Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 1999.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.   Consolidated Financial Statements                           Page
             of Technology Research Corporation:

          Independent Auditors' Report  .............................. F-1

          Balance Sheets--March 31, 1999 and 1998  ................... F-2

          Statements of Operations--Years Ended
            March 31, 1999, 1998, and 1997  .......................... F-3

          Statements of Stockholders' Equity--Years Ended
            March 31, 1999, 1998, and 1997  .......................... F-4

          Statements of Cash Flows--Years Ended
            March 31, 1999, 1998, and 1997  .......................... F-5

          Notes to Financial Statements  ............................. F-6


     2. The following Consolidated Financial Schedules for the years ended March 31, 1999, 1998, and 1997 are submitted herewith

         Schedule II--Valuation and Qualifying Accounts  ............ F-20

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


(10)   Material contracts:

       (a) License Agreement, dated as of January 1, 1985, between the Company and Societe BACO, a French corporation, granting BACO a non-exclusive right to manufacture the Company's GFCI products in France, and the non-exclusive right to sell GFCI products other than in North America.*

       (b) License Agreement between the Company and B & R Electrical Products, Ltd., an English corporation ("B & R") dated
            January 1, 1985, granting B & R a limited exclusive license to manufacture GFCI products within the United Kingdom and a non-exclusive license to market other such products other than in North America.*

       (c) License Agreement, dated as of January 8, 1987, between the Company and HPM INDUSTRIES PTY LTD, an Australian corporation ("HPM"), granting to HPM an exclusive license to manufacture and sell GFCI products in Australia, New Zealand, New Guinea, Papua and Fiji.*

       (f)  Incentive Stock Option Plan, dated October 15, 1981.*

       (g) The 1993 Incentive Stock Option Plan, which was previously filed with and as part of the Registrant's Registration Statement on Form S-8 (No. 33-62397).

       (h) Non-Qualified Stock Option Agreements, dated as of various dates, between the Company and each of its current directors and officers, as well as two independent consultants, an independent entity which had provided the Company with certain technology rights and certain former directors.*

       (i) The 1993 Amended and Restated Non-Qualified Stock Option Plan, which was previously filed with and as part of the Registrant's Registration Statement on Form S-8 (No. 33-62379).

       (j) $600,000 Loan Agreement, dated January 8, 1993, between the Company and First Union National Bank of Florida.***

       (k) $2,500,000 Revolving Credit Agreement, dated November 12, 1993, between the Company and First Union National Bank of Florida.***






                                       -22-
       (l) License Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa an exclusive right to market and manufacture the Company's products developed for use in electrical vehicle charging systems.***

       (m) Sales and Marketing Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa exclusive sales and marketing rights to the Company's full line of commercial electrical protection devices, including "Fire Shield", "Shock Shield" and "Electra Shield".***

       (n) License Agreement, dated February 16, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell the Company's line of "Fire Shield" products.*****


(23)   Consents of Experts and Counsel:

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

 **** Previously filed with and as part of the Registrant's Post-Effective Amendment No. 1 to Form S-1 (No. 33-31967)

*****    Filed herewith.


















                                       -23-
                             Independent Auditors' Report



The Board of Directors and Stockholders
Technology Research Corporation:


We have audited the consolidated balance sheets of Technology Research Corporation and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statements schedule as listed in the accompanying index. These consolidated financial statements and financial statements schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                        KPMG LLP



St. Petersburg, Florida
April 30, 1999













                                       F-1
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 1999 and 1998

                    Assets                                1999         1998
Current assets:                                           ----         ----
   Cash and cash equivalents                         $  1,653,952    1,153,798
     Short-term investments (note 2)                            -    1,033,902
     Accounts receivable, less allowance for doubtful accounts of
          $63,700 in 1999 and $64,700 in 1998 (note 6)  3,120,256    2,711,056
     Income tax receivable                                332,422      253,019
     Inventories (notes 3 and 6)                        4,724,182    5,325,409
     Prepaid expenses and other current assets             75,804      235,595
     Deferred income taxes (note 4)                       515,010      406,100
                                                       ----------   ----------
                    Total current assets               10,421,626   11,118,879
                                                       ----------   ----------
Property, plant and equipment (notes 5 and 6)           9,806,134    9,033,808
     Less accumulated depreciation                      5,205,162    4,476,692
                                                       ----------   ----------
                    Net property, plant and equipment   4,600,972    4,557,116
                                                       ----------   ----------
Deferred income taxes (note 4)                                  -       55,928
Other assets                                              123,577       14,895
                                                       ----------   ----------
                                                          123,577       70,823
                                                       ----------   ----------
                                                     $ 15,146,175   15,746,818
                                                       ==========   ==========
     Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of debt (note 6)           $  2,525,100    2,525,100
     Trade accounts payable                               649,252    1,216,624
     Accrued expenses:
          Compensation                                    232,972      372,218
          Other                                            99,012       83,645
     Dividends payable                                     15,613       45,613
                                                       ----------   ----------
                    Total current liabilities           3,521,949    4,243,200
Debt, excluding current installments (note 6)              56,250      131,250
                                                       ----------   ----------
                    Total liabilities                   3,578,199    4,374,450
                                                       ----------   ----------
Stockholders' equity (note 7):
     Common stock, $.51 par value.  Authorized
     10,000,000 shares; issued and outstanding
     5,455,756 in 1999 and 5,332,571 in 1998            2,782,435    2,719,611
     Additional paid-in capital                         7,528,473    7,411,581
     Retained earnings                                  1,257,068    1,241,176
                                                       ----------   ----------
                    Total stockholders' equity         11,567,976   11,372,368
                                                       ----------   ----------
Commitments and contingencies (notes 8, 10 and 11)
                                                     $ 15,146,175   15,746,818
                                                       ==========   ==========
See accompanying notes to consolidated financial statements.

                                       F-2
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Operations
                      Years ended March 31, 1999, 1998 and 1997


                                             1999         1998         1997
Operating revenues:                          ----         ----         ----
   Net sales (note 9)                   $ 17,119,719   18,101,785   15,003,594
   Royalties                                  91,295      329,166      381,977
                                          ----------   ----------   ----------
                                          17,211,014   18,430,951   15,385,571
                                          ----------   ----------   ----------
Operating expenses:
   Cost of sales                          13,041,258   13,265,505   10,255,597
   Selling, general, and administrative    3,150,830    4,023,205    3,458,872
   Research, development, and engineering  1,107,253    1,223,422    1,147,630
                                          ----------   ----------   ----------
                                          17,299,341   18,512,132   14,862,099
                                          ----------   ----------   ----------
               Operating income (loss)       (88,327)     (81,181)     523,472
                                          ----------   ----------   ----------
Other income (deductions):
   Interest and sundry income                 84,211      131,727      206,944
   Interest expense                         (193,902)    (136,380)     (33,274)
   Gain on foreign exchange                    3,558          191            -
                                          ----------   ----------   ----------
                                            (106,133)      (4,462)     173,670
                                          ----------   ----------   ----------
      Income (loss) before income taxes     (194,460)     (85,643)     697,142

Income taxes expense (benefit) (note 4)     (210,352)     110,671      130,484
                                          ----------   ----------   ----------
      Net income (loss)                 $     15,892     (196,314)     566,658
                                          ==========   ==========   ==========
Basic earnings (loss) per share         $          -         (.04)         .11
                                          ==========   ==========   ==========
Diluted earnings (loss) per share       $          -         (.04)         .10
                                          ==========   ==========   ==========
Weighted average number of common and
     equivalent shares outstanding:
          Basic                            5,455,756    5,332,571    5,321,698
          Diluted                          5,476,134    5,332,571    5,441,620
                                          ==========   ==========   ==========


See accompanying notes to consolidated financial statements.












                                       F-3
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                     Years ended March 31, 1999, 1998 and 1997



                                                        Retained
                                             Additional earnings      Total
                          Common stock       paid-in (accumulated stockholders'
                       Shares      Amount    capital    deficit)     equity
Balances at            ------      ------    -------    -------      ------
March 31, 1996:
                    5,318,902    2,712,437  7,410,754   3,108,371   13,231,562

Exercise of stock
  options via exchange
  of 667 common shares
  and cash of $8,001 for
  14,336 new common
  shares               13,669        7,174        827           -        8,001

Dividends - $.24 per share  -            -          -  (1,277,676)  (1,277,676)

Net income                  -            -          -     566,658      566,658
                    ---------    ---------  ---------   ---------   ----------
Balances at
March 31, 1997:     5,332,571    2,719,611  7,411,581   2,397,353   12,528,545

Dividends - $.18 per share  -            -          -    (959,863)    (959,863)

Net loss                    -            -          -    (196,314)    (196,314)
                    ---------    ---------  ---------   ---------   ----------
March 31, 1998:     5,332,571  $ 2,719,611  7,411,581   1,241,176   11,372,368

Exercise of stock
  options via exchange
  of 30,915 common shares
  and cash of $179,716
  for 154,100 new common
  shares              123,185       62,824     72,524           -      135,348

Tax benefit related
  to exercise of
  employee stock options    -            -     44,368           -       44,368

Net income                  -            -          -      15,892       15,892
                    ---------    ---------  ---------   ---------   ----------
Balances at
March 31, 1999:     5,455,571  $ 2,782,435  7,528,473   1,257,068   11,567,976
                    =========    =========  =========   =========   ==========


See accompanying notes to consolidated financial statements.





                                       F-4
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                      Years ended March 31, 1999, 1998 and 1997

                                                1999        1998        1997
Cash flows from operating activities:           ----        ----        ----
  Net income (loss)                       $     15,892    (196,314)    566,658
    Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
        Accretion of interest                  (21,098)   (114,825)   (185,977)
        Allowance for doubtful accounts         (1,000)     (4,800)    (14,500)
        Depreciation and amortization          733,906     622,219     494,292
        Decrease (increase) in
           accounts receivable                (408,200)   (401,807)    317,203
        Decrease (increase) in inventories     601,227    (182,641)     83,994
        Decrease (increase) in prepaid expenses
           and other current assets            159,791     (56,623)    (84,767)
        Increase in income taxes receivable    (35,035)    (74,889)   (178,130)
        Decrease (increase) in deferred
           income taxes                        (52,982)     51,492      90,480
        Decrease (increase) in other assets   (114,118)      3,697     (23,505)
        Increase (decrease) in
           accounts payable                   (567,372)   (390,492)    370,525
        Increase (decrease) in
           accrued expenses                   (123,879)    159,314      76,514
                                             ---------   ---------   ---------
           Net cash provided (used) by
              operating activities             187,132    (585,669)  1,512,787
                                             ---------   ---------   ---------
Cash flows from investing activities:
  Maturities of short-term investments       1,055,000   3,112,000   5,190,000
  Purchases of short-term investments                -  (1,000,064) (3,950,338)
  Capital expenditures for property,
     plant and equipment                      (772,326) (2,216,397) (1,030,145)
                                             ---------   ---------   ---------
           Net cash provided (used) by
              investing activities             282,674    (104,461)    209,517
                                             ---------   ---------   ---------
Cash flows from financing activities:
  Net borrowings under line-of-credit
     agreement                                       -   1,872,101     577,899
  Principal payments on mortgage
     note payable                              (75,000)    (75,000)    (75,000)
  Proceeds from exercise of
     stock options                             135,348           -       8,001
  Dividends paid                               (30,000) (1,260,740) (1,267,238)
                                             ---------   ---------   ---------
           Net cash provided (used) by
              financing activities              30,348     536,361    (756,338)
                                             ---------   ---------   ---------
Net increase (decrease) in cash and
    cash equivalents                           500,154    (153,769)    965,966

Cash and cash equivalents at
   beginning of year                         1,153,798   1,307,567     341,601
                                             ---------   ---------   ---------
Cash and cash equivalents at end of year  $  1,653,952   1,153,798   1,307,567
                                             =========   =========   =========
Supplemental cash flow information:
  Cash paid for interest                  $    193,902     136,380      33,274
                                             =========   =========   =========
  Cash paid (received) for income taxes   $   (228,299)    134,068     219,125
                                             =========   =========   =========


See accompanying notes to consolidated financial statements.



















































                                       F-5
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

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


(c)  Foreign Currency Translation

The U.S. dollar is the functional currency of the Honduran subsidiary. Foreign currency denominated assets and liabilities of this subsidiary are remeasured at the rates of exchange at the balance sheet date. Income and expense items are remeasured at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are included in operations.












                                       F-6
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

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


(f)  Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. There were no short-term investments considered cash equivalents at March 31, 1999 or 1998.


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


(i)  Impairment of Long-Lived Assets and
     Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

                                       F-7
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

(j)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


(k)  Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.


(l)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


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

The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS 123 (see note 7).


(n)  Earnings Per Share


Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Common share equivalents included in the dilutive weighted average shares outstanding computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in years where there are earnings.






                                       F-8
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

(o)  New Accounting Standards

In 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income.
SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components to a full set of financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company has no components of comprehensive income; therefore the adoption of this standard did not have any effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 which is effective for fiscal years beginning after December 15, 1997, changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. The Company operates in a single segment of business; therefore, there was no effect on the Company's consolidated financial statements from the adoption of SFAS 131.

In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. The Company will be required to adopt this standard for financial statements issued beginning the first quarter of fiscal year 2002. The Company has not historically had derivative financial instruments; therefore, the adoption of this standard is not expected to have any effect on the consolidated financial statements.


(2)  Short-Term Investments

The Company considers all of its investment securities to be held-to-maturity. These securities are all classified in short-term investments on the consolidated balance sheets and mature within one year. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for held-to-maturity securities at March 31, 1999 and 1998 were as follows:

                                                   Gross unrealized
                                    Amortized          holding          Fair
                                      cost         Gains     Losses     value
                                      ----         -----     ------     -----
March 31, 1999 -
     U.S. Treasury securities     $     -            -          -         -
                                    =========      ======    ======   =========
March 31, 1998 -
     U.S. Treasury securities     $ 1,033,902        -          -     1,033,902
                                    =========      ======    ======   =========


The U.S. Treasury securities matured in August 1998 and the funds were transferred to a money market account which is included in cash and cash equivalents.

                                       F-9
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

(3)  Inventories

Inventories at March 31, 1999 and 1998 consist of:

                                                   1999          1998
                                                   ----          ----

     Raw materials                            $ 3,800,340     4,499,524
     Work in process                              242,683       387,170
     Finished goods                               681,159       438,715
                                                ---------     ---------
                                              $ 4,724,182     5,325,409
                                                =========     =========

Approximately 29% and 27% of inventories were located in Honduras at March 31, 1999 and 1998 respectively.


(4)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are presented below:

                                                           1999       1998
                                                           ----       ----
Deferred tax assets:
     Accounts receivable, principally due to
          allowance for doubtful accounts             $    23,000     23,300
     Inventories, principally due to valuation
          allowance for financial reporting purposes
          and additional costs inventoried for
          tax purposes                                    281,000    252,500
     Accrued expenses, principally due to accrual
          for financial reporting purposes                 47,000     65,600
     Net operating loss carryforwards                     214,000    182,000
     Tax credit carryforwards                             221,000    214,000
                                                         --------   --------
               Total gross deferred tax assets            786,000    737,400

               Less valuation allowance                  (187,000)  (187,000)
                                                         --------   --------
                                                          559,000    550,400
                                                         --------   --------
Deferred tax liabilities:
     Property, plant and equipment, principally
          due to differences in depreciation              (83,990)   (88,372)
                                                         --------   --------
                Net deferred tax assets               $   515,010    462,028
                                                         ========   ========




                                       F-10
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

Net deferred tax assets are included in the accompanying balance sheets at March 31, 1999 and 1998 as:

                                                           1999       1998
                                                           ----       ----
Deferred income taxes, current asset                  $   515,010    406,100
Deferred income taxes, noncurrent asset                         -     55,928
                                                         --------   --------
                                                      $   515,010    462,028
                                                         ========   ========

Management assesses the likelihood deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences are deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset related to net operating loss and tax credit carryforwards, the Company will need to generate future taxable income of approximately $170,000 each year prior to the expiration of the net operating loss and tax credit carryforwards in 2003 and 2002, respectively. Based upon the level of historical taxable income and projections for future taxable income, management believes it will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 1999. The valuation allowance at March 31, 1999 and 1998 relates to tax credit carryforwards which management expects will expire unused.

At March 31, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $306,000, which are available to offset future taxable income through 2003 and approximately $233,000 which are available to offset future taxable income through 2019. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $214,000, which are available to offset future Federal income taxes through 2002 and $7,000 of tax credit carryforwards which have no expiration date. As a result of an ownership change in 1989, the Internal Revenue Code limits the income tax benefit of $306,000 of net operating loss and $214,000 of tax credit carryforwards to approximately $65,000 each year.


















                                       F-11
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

Income tax expense (benefit) for the years ended March 31, 1999, 1998 and 1997 consists of:

                                                1999        1998        1997
                                                ----        ----        ----
     Current:
          Federal                           $ (263,334)     59,179     156,748
          State                                      -           -    (116,744)
                                              --------    --------   ---------
                                              (263,334)     59,179      40,004
                                              --------    --------   ---------
     Deferred:
          Federal                               70,000      48,600      77,000
          State                                (17,018)      2,892      13,480
                                              --------    --------   ---------
                                                52,982      51,492      90,480
                                              --------    --------   ---------
                                            $ (210,352)    110,671     130,484
                                              ========    ========   =========


Income tax expense (benefit) for the years ended March 31, 1999, 1998 and 1997 differs from the amounts computed by applying the Federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                1999        1998        1997
                                                ----        ----        ----
Computed expected tax (benefit) expense     $  (66,000)    (29,000)    237,000
Increase (reduction) in income taxes
     resulting from:
          Foreign activity for which no
               income tax has been provided   (112,000)    128,000           -
          State income taxes, net of
               Federal income tax effect        (8,000)      2,000     (68,000)
          Other                                (24,352)      9,671     (38,516)
                                              --------    --------   ---------
                                            $ (210,352)    110,671     130,484
                                              ========    ========   =========


The operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least twenty years. The foreign operations resulted in income of $329,000 in 1999 and a loss of $375,000 in 1998. No income taxes have been provided on these results of operations.









                                       F-12
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

(5)  Property, Plant and equipment

Property, plant and equipment at March 31, 1999 and 1998 consists of:

                                                                    Estimated
                                             1999        1998      useful lives
                                             ----        ----      ------------
     Building and improvements         $  1,516,676   1,512,205      20 years
     Machinery and equipment              8,289,458   7,521,603    5 - 15 years
                                          ---------   ---------    ------------
                                       $  9,806,134   9,033,808
                                          =========   =========

Approximately 21% and 20% of property, plant and equipment is located in Honduras at March 31, 1999 and 1998, respectively.


(6)  Debt

Debt at March 31, 1999 and 1998 consists of the following:

                                                            1999        1998
                                                            ----        ----
$2,500,000 line of credit; interest at LIBOR plus 175
   and 200 basis points at March 31, 1999 and 1998,
   respectively, (6.687% and 7.69% at March 31, 1999
   and 1998, respectively), payable monthly,
   due August 1999; secured by receivables,
   inventories and equipment (subject to provisions
   stated below)                                       $ 2,450,100   2,450,100

First mortgage note payable; interest at LIBOR plus
   175 and 200 basis points at March 31, 1999 and 1998,
   respectively, (6.687%and 7.69% at March 31, 1999
   and 1998 respectively); due in monthly installments
   of $6,250, plus interest, matures December 2000;
   secured by operating facility                           131,250     206,250
                                                         ---------   ---------
          Total debt                                     2,581,350   2,656,350

     Less current installments                          (2,525,100) (2,525,100)
                                                         ---------  ----------
          Debt, excluding current installments         $    56,250     131,250
                                                         =========  ==========










                                       F-13
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997


Borrowings under the line of credit are limited to 80% of eligible accounts receivable under 90 days, plus the lesser of 40% of eligible inventory or $450,000. The line of credit is secured by receivables, inventories, and property, plant and equipment, and requires the Company to maintain certain financial ratios and a minimum tangible net worth amount. The Company was in compliance with these covenants at March 31, 1999 and 1998.

The aggregate maturities of long-term debt are:

         Year ending March 31,
         ---------------------
                2000                             $  2,525,100
                2001                                   56,250
                                                    ---------
                                                 $  2,581,350
                                                    =========


(7)  Stock Options, Grants and Warrants

The Company has two qualified incentive stock option plans, one performance-incentive stock option plan, and one nonqualified stock option plan
(the Plans). Options granted under the Plans are granted to directors, officers and employees at fair value and expire ten years after the date of grant. Except for the Performance Plan, options granted under the Plans generally vest over three years. Options granted under the Performance Plan vest at the end of year ten but are subject to accelerated vesting if certain targets are met. Options may be exercised by payment of cash or with stock of the Company owned by the officer or employee. In November 1998, the Board of Directors approved a repricing of options under the qualified incentive stock option and nonqualified stock option plans. The options were repriced on November 19, 1998 based on the closing stock price on that date.





















                                       F-14
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

Option transactions and other information relating to the Plans for the three years ended March 31, 1999 are as follows:
                             Qualified Performance Non-
                             incentive  incentive qualified            Weighted
                               stock     stock     stock               average
                               option    option    option              exercise
                               plans     plan      plan        Total    price
                               -------   -------  -------   ---------  --------
Outstanding at March 31, 1996  103,653      -     196,902     300,555      3.91
     Granted                    50,750   400,000   10,000     460,750      5.08
     Exercised                  (6,002)        -   (8,334)    (14,336)     0.75
     Canceled                   (1,234)        -     -         (1,234)     5.46
                               -------   -------  -------   ---------
Outstanding at March 31, 1997  147,167   400,000  198,568     745,735      4.70
     Granted                     1,000         -   10,000      11,000      3.29
     Canceled                  (14,020)        -   (2,000)    (16,020)     5.29
                               -------   -------  -------   ---------
Outstanding at March 31, 1998  134,147   400,000  206,568     740,715      4.32
     Granted                   141,911         -   46,134     188,045      1.57
     Exercised                       -         - (154,100)   (154,100)     1.33
     Canceled                 (134,147)        -  (52,468)   (186,615)     5.08
                               -------   -------  -------   ---------
Outstanding at March 31, 1999  141,911   400,000   46,134     588,045      3.99
                               =======   =======  =======   =========
Total number of options available
     under the plans           713,334   400,000  333,333   1,446,667
                               =======   =======  =======   =========
Exercisable at March 31, 1999        -         -   23,334      23,334      1.63
                               =======   =======  =======   =========
Available for issue at
     March 31, 1999             13,645         -   28,674      42,319
                               =======   =======  =======   =========

The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $1.15, $1.85 and $2.14, respectively, on the date of grant using the Black Scholes option pricing model, with the following assumptions:
(1) risk free interest rate - 6.17% to 6.85%, (2) expected life - 6.5 to 10 years, (3) expected volatility - 72% to 75%, and (4) expected dividends - 5.1% to 5.8%.

At March 31, 1999, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

                Options Outstanding                     Options Exercisable
-------------------------------------------------  ----------------------------
                Number     Weighted average  Weighted     Number       Weighted
Range of      outstanding     remaining      average    exercisable    average
exercise        as of        contractual     exercise      as of       exercise
prices      March 31, 1999      life          price    March 31, 1999   price
--------    --------------  --------------  ---------  --------------  --------
$1.63           169,045         9.65           1.63        23,334          1.63
$1.06            19,000        10.01           1.06             -             -
$5.13           400,000         7.26           5.13             -             -

                                       F-15
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

The Company grants options at fair value and applies APB 25 in accounting for its Plans. Accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income at March 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                1999        1998        1997
                                                ----        ----        ----
         Net income (loss):
             As reported                   $    15,892   (196,314)    566,658
                                             =========   =========   =========
             Pro forma                     $   (70,343)  (290,371)    476,123
                                             =========   =========   =========
         Income (loss) per common share:
            As reported                    $      -        (.04)        .10
                                             =========   =========   =========
            Pro forma                      $   (.01)       (.05)        .09
                                             =========   =========   =========

Pro forma net income reflects only options granted in 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to ten years, and compensation costs for options granted prior to April 1, 1995 are not considered.

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no reserved shares issued during the years ended March 31, 1999, 1998 or 1997.


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









                                       F-16
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

Future minimum lease payments under noncancelable operating leases as of March 31, 1999 are:

         Year ending March 31,
         ---------------------
                2000                             $  244,834
                2001                                245,184
                2002                                205,690
                2003                                 17,141
                                                   --------
     Total minimum lease payments                $  712,849
                                                   ========

Rental expense for all operating leases was approximately $249,000 in 1999, $187,000 in 1998 and $80,000 in 1997.


(9)  Major Customers

The Company operates in one business segment - the design, development, manufacture and marketing of electronic control and measurement devices for the distribution of electric power. The Company only reports sales and standard gross profit by market (commercial and military), no allocations of manufacturing variances and other costs of operations or assets are made to the market. Sales by market are:

                                                1999        1998        1997
                                                ----        ----        ----
     Commercial                            $ 13,929,177  13,434,352  12,803,181
     Military                              $  3,190,542   4,667,433   2,200,413
                                             ----------  ----------  ----------
                                           $ 17,119,719  18,101,785  15,003,594
                                             ==========  ==========  ==========


Significant customers which accounted for 10% or more of sales in 1999, 1998 or 1997 and aggregate exports were:

                                                     Year ended March 31
                                                     -------------------
     Customer                                   1999        1998        1997
     --------                                   ----        ----        ----
     Xerox Corporation                    $  1,934,740   2,838,905   2,529,398
     Noma Appliance & Electric, Inc.,
          f/k/a Fleck Manufacturing, Inc.
          (a Xerox Corporation supplier)     1,623,904   1,666,516   1,776,424
     Other Xerox Corporation suppliers         124,473     133,044     802,800
     Fermont Division                        1,397,211   2,817,079   1,434,422
                                             ---------   ---------   ---------
                                          $  5,080,328   7,455,544   6,543,044




                                       F-17
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997


                                                     Year ended March 31
                                                     -------------------
     Customer                                   1999        1998        1997
     --------                                   ----        ----        ----
     Exports:
          Canada                          $  1,794,855   1,894,215   1,831,898
          Far East                             394,156     486,277   1,057,605
          Europe                             2,787,224   2,554,772   1,396,823
          Mexico                               711,067     979,187     736,992
          Australia                            117,754     218,530     150,760
          South America                         37,383      20,994      82,838
          Middle East                            2,067       3,397       5,324
                                             ---------   ---------   ---------
               Total exports              $  5,844,506   6,157,372   5,262,240
                                             =========   =========   =========


(10)  Benefit Plan

The Company's 401(k) plan covers all employees with one year of service who are at least twenty-one years old. The Company matches employee contributions dollar-for-dollar up to $300. Total Company contributions were approximately $25,000 in 1999, $29,000 in 1998 and $25,000 in 1997.


(11)  Litigation

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.






















                                       F-18
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 1999, 1998 and 1997

(12)  Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenues, operating income, net income and earnings per share, by quarter, for the years ended March 31, 1999 and 1998 are:

                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 1999:
     Operating revenues         $  4,753,401  4,467,032  3,714,398  4,276,183
                                   =========  =========  =========  =========

     Gross profit               $  1,426,715  1,282,222    829,614    539,910
                                   =========  =========  =========  =========

     Operating income (loss)    $    410,425    160,780   (136,931)  (522,601)
                                   =========  =========  =========  =========

     Net income (loss)          $    239,862     84,010    (70,001)  (237,979)
                                   =========  =========  =========  =========

     Basic earnings per share   $     .04        .02       (.02)      (.04)
                                   =========  =========  =========  =========

     Diluted earnings per share $     .04        .02       (.02)      (.04)
                                   =========  =========  =========  =========

Year ended March 31, 1998:
     Operating revenues         $  4,811,585  4,545,950  4,658,113  4,415,303
                                   =========  =========  =========  =========

     Gross profit               $  1,488,247  1,336,956  1,140,074    871,003
                                   =========  =========  =========  =========

     Operating income (loss)    $    467,494    106,385   (145,509)  (509,551)
                                   =========  =========  =========  =========

     Net income (loss)          $    326,315     74,019   (130,444)  (466,204)
                                   =========  =========  =========  =========

     Basic earnings per share   $     .06        .01       (.02)      (.09)
                                   =========  =========  =========  =========

     Diluted earnings per share $     .06        .01       (.02)      (.09)
                                   =========  =========  =========  =========

The fourth quarter of the years ended March 31, 1999 and 1998 were adversely affected by an approximately $250,000 and $270,000, respectively, reduction in inventory as a result of the Company's physical inventory. It is not practicable to determine what, if any, other quarters are affected by this adjustment.


                                       F-19
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                                    Schedule II

                          Valuation and Qualifying Accounts

                      Years ended March 31, 1999, 1998 and 1997




                                       Additions
                                 ----------------------
                    Balances at  Charged to  Charged to              Balances
                     beginning   costs and     other                 at end of
     Description     of period    expenses    accounts  Deductions    period
     -----------    ----------   ----------  ---------- ----------   ---------
Allowance for
   doubtful accounts:
   Year ended
   March 31, 1999  $   64,700      24,500       -         25,000        63,700
                      =======     =======    =======     =======       =======
   Year ended
   March 31, 1998  $   69,500        -          -          4,800        64,700
                      =======     =======    =======     =======       =======
   Year ended
   March 31, 1997  $   84,000        -          -         14,500        69,500
                      =======     =======    =======     =======       =======






























                                       F-20
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY RESEARCH CORPORATION


Dated:      6/11/1999               By:  /s/ Robert S. Wiggins
                                             Robert S. Wiggins
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                   Title                   Date

                                Chairman, Chief Executive
                                Officer, and Director
                                (Principal Executive
 /s/ Robert S. Wiggins          Officer)                        6/11/1998
     Robert S. Wiggins


                                Vice President of Finance and
                                Chief Financial Officer
                                (Principal Financial
 /s/ Scott J. Loucks            Officer)                        6/11/1998
     Scott J. Loucks


 /s/ Raymond H. Legatti         President and Director          6/16/1999
     Raymond H. Legatti


                                Senior Vice President
                                Government Operations
                                and Marketing and
 /s/ Raymond B. Wood            Director                        6/22/1999
     Raymond B. Wood


 /s/ Gerry Chastelet            Director                        6/18/1999
     Gerry Chastelet


 /s/ Russell Cleveland          Director                        6/15/1999
     Russell Cleveland


 /s/ Edmund F. Murphy, Jr.      Director                        6/21/1999
     Edmund F. Murphy, Jr.


 /s/ Martin L. Poad             Director                        6/17/1999
     Martin L. Poad

                                       -24-