Form 10-Q
period 1999-06-30
TECHNOLOGY RESEARCH CORP
filed 1999-08-13
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1999

Commission File Number:  0-13763



                        TECHNOLOGY RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)


          Florida                                                 59-2095002
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No,)


5250 140th Avenue North, Clearwater, Florida                           33760
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code  (727) 535-0572



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 30, 1999
Common stock, $.51 par value                            5,455,756







                                TABLE OF CONTENTS




Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - June 30, 1999 and March 31, 1999.................................. 1

Condensed Consolidated Statements of Operations
     - Three months ended June 30, 1999 and June 30, 1998................ 2

Condensed Consolidated Statements of Cash Flows
     - Three months ended June 30, 1999 and June 30, 1998................ 3

Notes to Condensed Consolidated Financial Statements..................... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 5

Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk... 6

Part II - Other Information


Item 1 - Legal Proceedings............................................... 8

Item 2 - Changes in Securities........................................... 8

Item 3 - Defaults Upon Senior Securities................................. 8

Item 4 - Submission of Matters to a Vote of Shareholders................. 8

Item 5 - Other Information............................................... 8

Item 6 - Exhibits and Reports on Form 8-K................................ 8


Signatures............................................................... 9




















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  June 30       March 31
                                                    1999          1999
                                                -----------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $   1,737,469     1,653,952
  Accounts receivable, net                       3,131,328     3,120,256
  Income tax receivable                            280,770       332,422
  Inventories:
    Raw material                                 3,795,205     3,800,340
    Work in process                                452,662       242,683
    Finished goods                                 697,725       681,159
                                                ----------    ----------
      Total inventories                          4,945,592     4,724,182
  Prepaid expenses                                  52,582        75,804
  Deferred income taxes                            515,010       515,010
                                                ----------    ----------
      Total current assets                      10,662,751    10,421,626
                                                ----------    ----------
Property, plant, and equipment                   9,984,720     9,806,134
  Less accumulated depreciation                  5,393,139     5,205,162
                                                ----------    ----------
      Net property, plant, and equipment         4,591,581     4,600,972
                                                ----------    ----------
Other assets                                       113,624       123,577
                                                ----------    ----------
                                              $ 15,367,956    15,146,175
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of debt                $  2,525,100     2,525,100
  Accounts payable                                 656,728       649,252
  Accrued expenses                                 361,214       331,984
  Dividends payable                                 15,613        15,613
                                                ----------    ----------
     Total current liabilities                   3,558,655     3,521,949
Long-term debt, excluding current installments      37,500        56,250
                                                ----------    ----------
     Total liabilities                           3,596,155     3,578,199
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,782,435     2,782,435
  Additional paid-in capital                     7,528,473     7,528,473
  Retained earnings                              1,460,893     1,257,068
                                                ----------    ----------
     Total stockholders' equity                 11,771,801    11,567,976
                                                ----------    ----------
                                              $ 15,367,956    15,146,175
                                                ==========    ==========

<F1>
* The balance sheet as of March 31, 1999 has been summarized from the Company's audited balance sheet as of that date.
<F2>
See accompanying notes to condensed consolidated financial statements.



























                                  - 1 -

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                              Three Months Ended
                                                    June 30

                                               1999        1998
                                            ----------  ----------

Operating revenues:
  Net sales                              $   3,914,286   4,737,522
  Royalties                                     20,232      15,879
                                            ----------  ----------
                                             3,934,518   4,753,401
                                            ----------  ----------

Operating expenses:
  Cost of sales                              2,583,025   3,310,807
  Selling, general, and administrative         804,597     752,484
  Research, development and engineering        259,606     279,685
                                            ----------  ----------
                                             3,647,228   4,342,976
                                            ----------  ----------
    Operating income                           287,290     410,425
                                            ----------  ----------
Other income (deductions):
  Interest and sundry income                    18,221      17,013
  Interest expense                             (43,897)    (51,888)
  Gain on foreign exchange                       1,211       1,072
                                            ----------  ----------
                                               (24,465)    (33,803)
                                            ----------  ----------
       Income before income taxes              262,825     376,622
Income taxes                                    59,000     136,760
                                            ----------  ----------
       Net income                        $     203,825     239,862
                                            ==========  ==========

Basic earnings per share                 $        0.04        0.04
                                            ==========  ==========
Weighted average number of common
  shares outstanding                         5,455,756   5,377,051
                                            ==========  ==========

Diluted earnings per share               $        0.04        0.04
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,461,762   5,393,711
                                            ==========  ==========


Dividends paid                           $           -           -
                                            ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                                  - 2 -

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     Three  Months Ended
                                                           June 30

                                                      1999        1998
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     203,825     239,862

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                                 -     (13,745)
      Depreciation                                    187,977     183,649
      Increase in accounts receivable                 (11,072)   (328,946)
      Increase in inventories                        (221,410)   (320,799)
      Decrease (increase) in prepaid expenses          23,222     (64,012)
      Decrease in income taxes receivable              51,652     116,958
      Decrease in deferred income taxes                     -      19,802
      Decrease (increase) in other assets               9,953     (39,175)
      Increase (decrease) in accounts payable           7,476      (4,600)
      Increase (decrease) in accrued expenses          29,230    (143,588)
                                                   ----------  ----------
        Net cash provided (used) by
            operating activities                      280,853     (354,594)
                                                   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                               (178,586)    (72,072)
                                                   ----------  ----------
        Net cash used by investing activities        (178,586)    (72,072)
                                                   ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt                (18,750)    (18,750)
  Proceeds from exercise of stock options                   -      86,332
  Dividends paid                                            -     (10,000)
                                                   ----------  ----------
        Net cash provided (used) by
            financing activities                      (18,750)     57,582
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents       83,517    (369,084)

Cash and cash equivalents at beginning of period    1,653,952   1,153,798
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   1,737,469     784,714
                                                   ==========  ==========

See accompanying notes to condensed consolidated financial statements.






                                  - 3 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim period.

    The results of operations for the three-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.


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

Current Three Months Ended June 30, 1999 versus Three Months Ended
June 30, 1998

The Company's operating revenues (net sales and royalties) for the quarter ended June 30, 1999 were $3,934,518, compared to $4,753,401 reported in the same quarter last year, a decrease of approximately 17%. Net income for the current quarter was $203,825, compared to $239,862, for the same quarter last year, a decrease of approximately 15%. Basic and diluted earnings for the current period were $.04 per share compared to basic and diluted earnings of $.04 per share for the same quarter last year.

Although net sales were down, the Company generated a profit for the quarter ended June 30, 1999. This improvement is due to lower product costs, which were realized by moving more of the Company's U.S. manufacturing processes to its Honduran manufacturing facility in the first quarter. The Company also experienced a favorable income tax effect on the profit realized by its Honduran subsidiary due to the Honduran tax holiday. The decline in revenues, compared to the same quarter last year, was due to military and commercial sales being down by $101,996 and $721,240, respectively, while royalty income was up slightly by $4,353.

The decrease in military sales was mainly due to the Company completing the previous contract related to the 5/10/15/30/60KW Tactical Quiet Generator (TQG) Systems program. As previously reported, the Company has received initial releases in the amount of $1.9 million under a new contract for its 5/10/15KW TQG control equipment and orders in the amount of approximately $6.3 million for the new 3KW military TQG Program. Shipments of the 5/10/15KW TQG control equipment began in December 1998, and assuming successful completion of First Article Testing and release of the production phase of the initial contract, shipments of approximately 4,200 3KW TQG control devices are estimated to begin in March 2000. The Company expects military sales to remain steady for Fiscal Year 2000 with potential strengthening in the fourth quarter to the extent that shipments are made under the new 3KW TQG Program.

The decrease in commercial sales was primarily due to the level of business with Xerox Corporation and its suppliers, which was down by $536,803 compared to the same quarter last year. Commercial sales, other than Xerox, also showed a decrease of $184,437, compared to the prior year's quarter. However, the first quarter last year had approximately $400,000 of shipments, which had been delayed from the previous quarter due to production problems at the Company's Honduran manufacturing plant. Excluding this condition, commercial sales, other than Xerox, were stronger in the current quarter compared to the same quarter last year. For the upcoming quarter, the Company expects total commercial sales to remain at current levels unless orders from Xerox increase.

The Company's gross profit margin on net sales was 34% for the current quarter and 30% for the same quarter last year. The improvement in gross profit margin were mainly due to the Company moving additional U.S. manufacturing processes to its Honduran manufacturing facility in the first quarter.


                                   - 5 -
Selling, general and administrative expenses for the current quarter were $804,597, compared to $752,484 in the same quarter last year, an increase of approximately 7%, reflecting comparable expenses over the respective periods. Selling expenses were $455,374 for the current quarter, compared to $418,438 the same quarter last year, an increase of approximately 9%, and General and administrative expenses were $349,223, compared to $334,046 in the same quarter last year, an increase of approximately 5%.

Research, development and engineering expenses for the current quarter were $259,606, compared to $279,685 for the same quarter last year, a decrease of approximately 7%, reflecting comparable expenses over the respective periods.

Interest expense, net of interest and sundry income was $24,465 for the current quarter, compared to $33,803 for the same quarter last year.


Liquidity and Capital Resources

As of June 30, 1999, the Company's cash and cash equivalents increased to $1,737,469 from the March 31, 1999 total of $1,653,952. The increase in cash was mainly provided by operating activities.

On August 28, 1999, the Company expects to renew its $2,500,000 commercial line of credit with its institutional lender for another year, maturing in August 2000. The Company continues to have the option of borrowing at the lender's prime rate of interest or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company's debt from advances on its line of credit was $2,450,100 as of June 30, 1999.

The Company's working capital increased by $204,419 to $7,104,096 at June 30, 1999, compared to $6,899,677 at March 31, 1999. The increase was primarily a result of the Company's profitability in its first fiscal quarter. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's institutional lender as of June 30, 1999 was $112,500, compared to $131,250 at March 31, 1999, reflecting the Company's payments on principal for the three-month period.

The Company's Board of Directors did not declare a dividend for its first quarter ended June 30, 1999. The Company's Board of Directors reviews the Company's dividend policy on a quarterly basis and makes a determination at such time as to whether the Company will resume payment of a dividend based on the Company's cash and earnings position.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of March 31, 1999. The Company is exposed to changes in interest rates as a result of its bank credit agreement, which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year or the bank credit agreement's fair value.




                                   - 6 -
Year 2000 Issues

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

The Company is continually working to resolve the potential risks and concerns of the Year 2000 issues. The Company has made progress in assessing and implementing systems to be Year 2000 ready, completing the conversion of its major business computer systems to be Year 2000 ready, on January 1, 1999 at its U.S. facility and on July 4, 1998 at its Honduran facility.

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    August 11, 1999           Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 9 -