Form 10-Q
period 1999-09-30
TECHNOLOGY RESEARCH CORP
filed 1999-11-12
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1999

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at October 30, 1999
____________________________                   _______________________________
Common stock, $.51 par value                            5,455,756



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                    Page

Condensed Consolidate Balance Sheets
     - September 30, 1999 and March 31, 1999....................... 1

Condensed Consolidate Statements of Income--Three months and
       Six months ended September 30, 1999 and September 30, 1998.. 2

Condensed Consolidated Statements of Cash Flows
     - Six months ended September 30, 1999 and September 30, 1998.. 3

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

Item 4 - Submission of Matters to a vote of Shareholders............8

Item 5 - Other Information......................................... 8

Item 6 - Exhibits and Reports on Form 8-K...........................8


Signatures......................................................... 9





















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                               September 30     March 31
                                                    1999          1999
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $   2,094,284     1,653,952
  Accounts receivable, net                       3,084,210     3,120,256
  Income tax receivable                            101,920       332,422
  Inventories:
    Raw material                                 3,834,316     3,800,340
    Work in process                                436,599       242,683
    Finished goods                                 952,835       681,159
                                                ----------    ----------
      Total inventories                          5,223,750     4,724,182
  Prepaid expenses                                  52,259        75,804
  Deferred income taxes                            484,511       515,010
                                                ----------    ----------
      Total current assets                      11,040,934    10,421,626
                                                ----------    ----------
Property, plant, and equipment                  10,081,491     9,806,134
  Less accumulated depreciation                  5,586,715     5,205,162
                                                ----------    ----------
      Net property, plant, and equipment         4,494,776     4,600,972
                                                ----------    ----------
Other assets                                        78,250       123,577
                                                ----------    ----------
                                              $ 15,613,960    15,146,175
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $  2,525,100     2,525,100
  Accounts payable                                 704,828       649,252
  Accrued expenses                                 397,463       331,984
  Dividends payable                                 70,171        15,613
                                                ----------    ----------
     Total current liabilities                   3,697,562     3,521,949
Long-term debt, excluding current installments      18,750        56,250
                                                ----------    ----------
     Total liabilities                           3,716,312     3,578,199
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,782,435     2,782,435
  Additional paid-in capital                     7,528,473     7,528,473
  Retained earnings                              1,586,740     1,257,068
                                                ----------    ----------
     Total stockholders' equity                 11,897,648    11,567,976
                                                ----------    ----------
                                              $ 15,613,960    15,146,175
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




























                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months Ended       Six Months Ended
                                           September 30            September 30

                                         1999        1998        1999        1998
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   4,259,636   4,439,340   8,173,921   9,176,862
  Royalties                               26,793      27,692      47,025      43,571
                                      ----------  ----------  ----------  ----------
                                       4,286,429   4,467,032   8,220,946   9,220,433
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        2,890,326   3,157,118   5,473,349   6,467,925
  Selling, general, and administrative   844,594     847,340   1,649,191   1,599,824
  Research, development and engineering  287,084     301,794     546,689     581,479
                                      ----------  ----------  ----------  ----------
                                       4,286,429   4,306,252   7,669,229   8,649,228
                                      ----------  ----------  ----------  ----------
    Operating income                     264,425     160,780     551,717     571,205
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              18,998      26,877      38,428      44,961
  Interest expense                       (46,018)    (52,096)    (89,915)   (103,983)
                                      ----------  ----------  ----------  ----------
                                         (27,020)    (25,219)    (51,487)    (59,022)
                                      ----------  ----------  ----------  ----------
       Income before income taxes        237,405     135,561     500,230     512,183
Income taxes                              57,000      51,551     116,000     188,311
                                      ----------  ----------  ----------  ----------
       Net income                  $     180,405      84,010     384,230     323,872
                                      ==========  ==========  ==========  ==========

Basic earnings per share           $        0.03        0.02        0.07        0.06
                                      ==========  ==========  ==========  ==========
Weighted average number of common
  and equivalent shares outstanding    5,455,756   5,424,946   5,455,756   5,410,774
                                      ==========  ==========  ==========  ==========
Diluted earnings per share         $        0.03        0.02        0.07        0.06
                                      ==========  ==========  ==========  ==========
Weighted average number of common
  and equivalent shares outstanding    5,464,014   5,424,946   5,463,609   5,410,774
                                      ==========  ==========  ==========  ==========

Dividends paid                     $        0.01           -        0.01           -
                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.


                                  - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Six Months Ended
                                                        September 30

                                                      1999        1998
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     384,230      323,872

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                                 -     (21,098)
      Depreciation                                    381,553     363,605
      Decrease (increase) in accounts receivable       36,046    (428,892)
      Increase in inventories                        (499,568)   (109,847)
      Decrease in prepaid expenses                     23,545     178,533
      Decrease in income taxes receivable             230,502     191,268
      Decrease in deferred income taxes                30,499      35,052
      Decrease (increase) in other assets              45,327     (90,234)
      Increase (decrease) in accounts payable          55,576    (390,657)
      Increase(decrease) in accrued expenses           65,479    (147,161)
                                                   ----------  ----------
        Net cash provided (used) by
            operating activities                      753,189     (95,559)
                                                   ----------  ----------
Cash flows from investing activities:
  Maturities of short-term investments                      -   1,055,000
  Capital expenditures                               (275,357)   (431,096)
                                                   ----------  ----------
        Net cash provided (used) by
            investing activities                     (275,357)    623,904
                                                   ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt                (37,500)    (37,500)
  Proceeds from exercise of stock options                   -     135,348
  Dividends paid                                            -     (10,000)
                                                   ----------  ----------
        Net cash provided (used) by
            financing activities                      (37,500)     87,848
                                                   ----------  ----------
Increase in cash and cash equivalents                 440,332     616,193

Cash and cash equivalents at beginning of period    1,653,952   1,153,798
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   2,094,284   1,769,991
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

    The results of operations for the six-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Current Six Months Ended September 30, 1999 versus Six Months Ended September 30, 1998

The Company's operating revenues (net sales and royalties) for the second quarter ended September 30, 1999 were $4,286,428, compared to $4,467,031 reported in the same quarter last year, a decrease of approximately 4%. Net income for the current quarter was $180,405, compared to $84,010, for the same quarter last year, an increase of approximately 115%. Basic and diluted earnings for the current period were $.03 per share compared to basic and diluted earnings of $.02 per share for the same quarter last year. The improvement in net income was due to a lower effective federal income tax rate and lower product costs, which were realized by moving more of the Company's U.S. manufacturing processes to its Honduran manufacturing facility in the second quarter.

The Company's operating revenues (net sales and royalties) for the six-month period ended September 30, 1999 were $8,220,947, compared to $9,220,432 reported in the same period of the prior year, a decrease of approximately 11%. Net income for the six-month period was $384,230, compared to $323,872, for the same period in the prior year, an increase of approximately 19%. Basic and diluted earnings for the six-month period were $.07 per share compared to basic and diluted earnings of $.06 per share for the same period last year.

Mr. Wiggins stated that, although revenues were down for the six-month period ended September 30, 1999, the Company continued to be profitable for the second straight quarter and generated 9% revenue growth over its first quarter ended June 30, 1999. Compared to the Company's first quarter, commercial sales were up by 2%, military sales by 4% and Xerox Corporation and its suppliers by 3%.

The decline in revenues for the six-month period ended September 30, 1999, compared to the same period last year, was due to commercial sales being down by $1,125,159, while military sales and royalty income were up $122,220 and $3,454, respectively. The decrease in commercial sales was primarily due to the level of business with Xerox Corporation and its suppliers, which was down by $804,992, while commercial sales, other than Xerox, showed a decrease of $320,167. For the upcoming quarter, the Company expects total commercial sales to remain at current levels. The increase in military sales was mainly due to the Company being in full production of the control devices related to the 5/10/15/30/60KW Tactical Quiet Generator (TQG) Systems program. In addition, direct military shipments of spare parts and of control devices for the C2V Armored Bradley Chassis Tactical Vehicle were stronger in the Company's second quarter. As previously reported, the Company expects military sales to remain strong for Fiscal Year 2000 with potential strengthening in the fourth quarter to the extent that shipments are made under the new 3KW TQG Program.






                                   - 5 -
In recognition of the value of participating in the explosive E-Commerce market, the Company has opened two "Store Fronts" on the Internet in which on-line users can order the Company's products; the first at www.surgeguard.com, promoting electrical safety products to the recreational vehicle marketplace, and the second at www.fireshield.com, promoting the Company's electrical fire prevention products. In addition, the Company is pursuing reciprocal website affiliations ("Links") with companies whose customers may benefit from the Company's products.

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

The Company's gross profit margin on net sales was approximately 32% for the current quarter and approximately 33% for the six-month period ended September 30, 1999, compared to 29% and 30% for the same periods last year, reflecting lower manufacturing costs primarily due to the Company transferring additional manufacturing processes from its Clearwater, Florida plant to its plant in San Pedro Sula, Honduras.

Selling, general and administrative expenses were $844,594 for the current quarter and $1,649,191 for the six-month period ended September 30, 1999, compared to $847,340 and $1,599,824 for the same periods last year. Selling expenses were $480,097 for the current quarter and $935,471 for the six-month period ended September 30, 1999, compared to $479,955 and $898,393 for the same periods last year, a decrease of approximately 24% and 28%, respectively, reflecting lower salary related expense, professional fees, travel expenses and advertising costs, all of which is in line with the Company's plan to reduce operating expenses and improve profitability in Fiscal Year 1999. General and administrative expenses were $364,497 for the current quarter and $713,720 for the six-month period ended September 30, 1999, compared to $367,385 and $701,431 for the same periods last year, reflecting comparable expenses year to year.

Research, development and engineering expenses were $287,084 for the current quarter and $546,689 for the six-month period ended September 30, 1999, compared to $301,794 and $581,479 for the same periods last year, a decrease approximately 5% and 6%, respectively, reflecting lower salary related expenses due to a decrease in the number of employees in that department.

Interest expense, net of interest and sundry income, for the current quarter was $27,020 and $51,487 for the six-month period ended September 30, 1998, compared to $25,219 and $59,022 for the same periods last year, reflecting comparable expense year to year.









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

                                   - 7 -
The Company is also assessing the readiness of its significant suppliers, which if not Year 2000 ready, could have a material adverse effect on the Company's operations. The Company believes that if certain suppliers were not Year 2000 ready, then alternate arrangements could be made to alleviate any material impact on operations.

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


Part II - Other Information


Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Changes in Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.










                                   - 8 -
Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on August 26, 1999, the following matters were submitted for a vote by the shareholders:

     1. To elect five members of the Board of Directors who will be elected to a one-year term of office.

                                  VOTES FOR   VOTES AGAINST
                                  ---------   -------------
         Robert S. Wiggins        4,955,058          89,989
         Raymond H. Legatti       4,951,661          93,388
         Raymond B. Wood          4,959,065          85,984
         Gerry Chastelet          4,973,528          71,519
         Russell Cleveland        4,978,630          66,419
         Edmund F. Murphy, Jr.    4,468,064         576,985
         Martin L. Poad           4,973,597          71,452

     2. To ratify the selection by the Company's Board of Directors of KPMG Peat Marwick LLP, Certified Public Accountants, as independent auditors of the Company for its fiscal year ending March 31, 2000.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To ratify auditors       5,017,395           9,151            23,452

     3. To consider and act upon the proposal submitted by the Heartland Advisors, Inc. to amend the Bylaws of the Company to provide for a mandatory retirement policy for all members of the Boards of Directors at the age of 70.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         Mandatory retirement       982,896       1,924,366           514,245

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter covered by this Report.
















                                   - 9 -
                ___________________________________________


                                SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     November 12, 1999         Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 10 -