Form 10-Q
period 1999-12-31
TECHNOLOGY RESEARCH CORP
filed 2000-02-15
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1999

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


            Class                              Outstanding at January 28, 2000
____________________________                   _______________________________
Common stock, $.51 par value                            5,455,756



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - December 31, 1999 and March 31, 1999............................... 1

Condensed Consolidated Statements of Income
     - Three months and nine months ended December 31, 1999
       and December 31, 1998.............................................. 2

Condensed Consolidated Statements of Cash Flows
     - Nine months ended December 31, 1999 and December 31, 1998.......... 3

Notes to Condensed Consolidated Financial Statements...................... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 5


Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk.... 7


Part II - Other Information


Item 1 - Legal Proceedings................................................ 8

Item 2 - Changes in Securities............................................ 8

Item 3 - Defaults Upon Senior Securities.................................. 8

Item 4 - Submission of Matters to a vote of Shareholders.................. 8

Item 5 - Other Information................................................ 8

Item 6 - Exhibits and Reports on Form 8-K................................. 8


Signatures................................................................ 9

















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31     March 31
                                                    1999          1999
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $   2,312,190     1,653,952
  Accounts receivable, net                       2,628,574     3,120,256
  Income tax receivable                             40,170       332,422
  Inventories:
    Raw material                                 3,854,659     3,800,340
    Work in process                                463,811       242,683
    Finished goods                               1,252,487       681,159
                                                ----------    ----------
      Total inventories                          5,570,957     4,724,182
  Prepaid expenses                                  41,302        75,804
  Deferred income taxes                            469,261       515,010
                                                ----------    ----------
      Total current assets                      11,062,454    10,421,626
                                                ----------    ----------
Property, plant, and equipment                   9,100,182     9,806,134
  Less accumulated depreciation                  4,685,029     5,205,162
                                                ----------    ----------
      Net property, plant, and equipment         4,415,153     4,600,972
                                                ----------    ----------
Other assets                                        83,841       123,577
                                                ----------    ----------
                                              $ 15,561,448    15,146,175
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt      $          -     2,525,100
  Accounts payable                                 748,695       649,252
  Accrued expenses                                 285,648       331,984
  Dividends payable                                 70,412        15,613
                                                ----------    ----------
     Total current liabilities                   1,104,755     3,521,949
Long-term debt, excluding current installments   2,500,000        56,250
                                                ----------    ----------
     Total liabilities                           3,604,755     3,578,199
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,782,435     2,782,435
  Additional paid-in capital                     7,528,473     7,528,473
  Retained earnings                              1,645,785     1,257,068
                                                ----------    ----------
     Total stockholders' equity                 11,956,693    11,567,976
                                                ----------    ----------
                                              $ 15,561,448    15,146,175
                                                ==========    ==========

See accompanying notes to condensed financial statements.
































                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months Ended       Nine Months Ended
                                            December 31             December 31

                                         1999        1998        1999        1998
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   3,981,788   3,688,881  12,155,709  12,865,743
  Royalties                               24,634      25,517      71,659      69,088
                                      ----------  ----------  ----------  ----------
                                       4,006,422   3,714,398  12,227,368  12,934,831
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        2,755,532   2,859,268   8,228,881   9,327,193
  Selling, general, and administrative   781,654     748,991   2,430,845   2,348,815
  Research, development and engineering  240,926     243,071     787,615     824,550
                                      ----------  ----------  ----------  ----------
                                       3,778,112   3,851,330  11,447,341  12,500,558
                                      ----------  ----------  ----------  ----------
    Operating income                     228,310    (136,932)    780,027     434,273
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              24,116      61,240      62,544     101,200
  Interest expense                       (41,649)    (84,284)   (131,564)   (183,267)
  Loss on disposal of asset              (20,174)          -     (20,174)          -
                                      ----------  ----------  ----------  ----------
                                         (37,707)    (23,044)    (89,194)    (82,067)
                                      ----------  ----------  ----------  ----------
      Income (loss) before income taxes  190,603    (159,976)    690,833     352,206

Income tax expense (benefit)              77,000     (89,975)    193,000      98,336
                                      ----------  ----------  ----------  ----------
       Net income (loss)           $     113,603     (70,001)    497,833     253,870
                                      ==========  ==========  ==========  ==========

Basic earnings (loss) per share    $        0.02       (0.01)       0.09        0.05
                                      ==========  ==========  ===========  =========
Weighted average number of common
  shares outstanding                   5,455,756   5,424,946   5,455,756   5,424,263
                                      ==========  ==========  ==========  ==========

Diluted earnings (loss) per share  $        0.02       (0.01)       0.09        0.05
                                      ==========  ==========  ===========  =========
Weighted average number of common
  and equivalent shares outstanding    5,457,382   5,426,463   5,463,215   5,429,381
                                      ==========  ==========  ==========  ==========

Dividends paid                     $        0.01           -        0.02           -
                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed financial statements.

                                   - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Nine Months Ended
                                                         December 31

                                                      1999        1998
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     497,833     253,870

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Accretion of interest                                 -     (21,098)
      Depreciation                                    589,687     537,848
      Decrease in accounts receivable                 491,682      14,110
      Increase in inventories                        (846,775)   (389,417)
      Decrease in prepaid expenses                     34,502     213,859
      Decrease in income taxes receivable             292,252      91,922
      Decrease in deferred income taxes                45,749      50,302
      Decrease (increase) in other assets              39,736     (64,666)
      Increase (decrease) in accounts payable          99,443    (292,152)
      Decrease in accrued expenses                    (46,336)   (243,104)
                                                   ----------  ----------
        Net cash provided by operating activities   1,197,773     151,474
                                                   ----------  ----------
Cash flows from investing activities:
  Maturities of short-term investments                      -   1,055,000
  Capital expenditures                               (403,868)   (641,601)
                                                   ----------  ----------
        Net cash provided (used) by
            investing activities                     (403,868)    413,399
                                                   ----------  ----------

Cash flows from financing activities:
  Principal payments of short-term debt            (2,525,100)         -
  Net borrowings (payments) of long-term debt       2,443,750    (56,250)
  Proceeds from exercise of stock options                   -    135,348
  Dividends paid                                      (54,317)   (30,000)
                                                   ----------  ----------
        Net cash provided (used)
            by financing activities                  (135,667)    49,098
                                                   ----------  ----------
Increase in cash and cash equivalents                 658,238    613,971

Cash and cash equivalents at beginning of period    1,653,952  1,153,798
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   2,312,190  1,767,769
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

    The results of operations for the nine-month period ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

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

Current Nine Months Ended December 31, 1999 versus Nine Months Ended December 31, 1998

Company's operating revenues (net sales and royalties) for the third quarter ended December 31, 1999 were $4,006,422, compared to $3,714,398 reported in the same quarter last year, an increase of approximately 8%. Net income for the current quarter was $113,603, compared to a loss of $70,001, for the same quarter last year. Basic and diluted earnings for the current period were $.02 per share compared to a loss of $.01 per share for the same quarter last year.

The increase in revenues for the Company's third quarter ended December 31, 1999 was primarily due to higher military sales, which were up $267,791, compared to the prior year's quarter. The improvement in net income was due to higher sales levels and improved gross profit margins.

The Company's operating revenues (net sales and royalties) for the nine-month period ended December 31, 1999 were $12,227,368, compared to $12,934,831 reported in the same period of the prior year, a decrease of approximately 5%. Net income for the nine-month period was $497,833, compared to $253,871, for the same period in the prior year, an increase of approximately 96%. Basic and diluted earnings for the nine-month period were $.09 per share compared to basic and diluted earnings of $.05 per share for the same period last year.

The Company's performance through the nine-month period ended December 31, 1999 was mixed. The Company continues to improve gross profit margins and control operating expenses, so although revenues were down for the nine-month period, a substantial improvement has been made to the bottom line. Compared to the nine-month period last year, commercial sales were down by $1,100,045, while military sales and royalties increased by $390,010 and $2,572, respectively. The decrease in commercial sales was primarily due to the level of business with Xerox Corporation and its suppliers, which was down by $669,578, while commercial sales, other than Xerox, showed a decrease of $430,467. For the upcoming quarter, the Company expects total commercial sales to remain at current levels. The increase in military sales was mainly due to the Company being in full production of the control devices related to the 5/10/15/30/60KW Tactical Quiet Generator (TQG) Systems program. In addition, direct military shipments of spare parts and of control devices for the C2V Armored Bradley Chassis Tactical Vehicle were strong in the Company's third quarter. The Company expects military sales to remain strong for its fourth quarter and to strengthen in its first quarter of Fiscal Year 2001 as shipments are made under the new 3KW TQG Program.

The Company's believes that the recently announced agreement with Windmere-Durable Holdings, Inc. demonstrates the start of the Company's Fire Shield(TM) safety technology being accepted into the marketplace. The Extended Fire Shield technology will be used in toasters and toaster ovens manufactured by Windmere-Durable under the Black & Decker(r) brand name. The Company also received a favorable response to its Fire Shield Home Wiring System, which was introduced at the International Home Builders' Show in Dallas, Texas last week.

                                   - 5 -
The Company's gross profit margin on net sales was approximately 31% for the current quarter and approximately 32% for the nine-month period ended December 31, 1999, compared to 22% and 28% for the same periods last year, respectively, reflecting lower manufacturing costs primarily due to the Company transferring additional manufacturing processes from its Clearwater, Florida plant to its plant in San Pedro Sula, Honduras.

Selling, general and administrative expenses were $781,654 for the current quarter and $2,430,845 for the nine-month period ended December 31, 1999, compared to $748,991 and $2,348,815 for the same periods last year, an increase of approximately 4% and 3%, respectively, reflecting comparable expenses year to year. Selling expenses were $450,826 for the current quarter and $1,386,297 for the nine-month period ended December 31, 1999, compared to $414,400 and $1,312,794 for the same periods last year. General and administrative expenses were $330,828 for the current quarter and $1,044,548 for the nine-month period ended December 31, 1999, compared to $334,591 and $1,036,021 for the same periods last year.

Research, development and engineering expenses were $240,926 for the current quarter and $787,615 for the nine-month period ended December 31, 1999, compared to $243,071 and $824,550 for the same periods last year, reflecting comparable expenses year to year.

Interest expense, net of interest and sundry income, for the current quarter was $17,533 and $69,020 for the nine-month period ended December 31, 1999, compared to $23,044 and $82,067, respectively, for same periods last year, reflecting lower interest rates and the Company refinancing its debt in the third quarter.

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

Liquidity and Capital Resources

As of December 31, 1999, the Company's cash and cash equivalents were $2,312,190, compared to $1,653,952 at March 31, 1999. The Company's cash is currently held in a money market fund whose yield is comparable to U.S. Treasury Bills. The Company continues to generate cash through its operating activities.

On December 14, 1999, the Company closed on a $3,000,000 revolving credit loan with a new institutional lender. The term of the loan is for two years, and at the end of each year, the Company has the option to extend the maturity date another year. Similar to the previous line of credit, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The Company's debt from advances on its new line of credit was $2,500,000 as of December 31, 1999.





                                   - 6 -
The Company's working capital increased by $3,058,022 to $9,957,699 at December 31, 1999, compared to $6,899,677 at March 31, 1999. The increase was primarily a result of the Company's new two-year line of credit agreement, which allowed the Company to record the advances on its line of credit as long term debt as of December 31, 1999, as compared to current liabilities as of March 31, 1999. The Company's continued profitability, although to a lesser extent, also contributed to the increase of working capital. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The mortgage payable to the Company's previous institutional lender, which was in the amount of $93,750 as of September 30, 1999, was paid down completely as of December 31, 1999 as part of the Company's refinancing its debt with a new institutional lender.

On August 30, 1999, the Company announced that its Board of Directors, at its regularly scheduled board meeting on August 26, 1999, voted to re-institute the Company's quarterly dividend policy at $0.01 cent per share. The record date for the Company's third fiscal quarter dividend was December 31, 1999, and the Company paid that dividend on January 22, 2000. Several key factors were important in the Board's decision to re-institute the payment of a cash dividend to its shareholders. These factors were the successful implementation of key strategies that have long term positive effect on future earnings and growth, the overall strength of the Company's Balance Sheet, positive cash flow and the turnaround at the Company's off-shore Honduras manufacturing operation.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of December 31, 1999. The Company is exposed to changes in interest rates as a result of its bank credit agreement, which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year or the bank credit agreement's fair value.

Year 2000 issues

The Year 2000 issue was a result of certain microprocessors and computer programs that were designed using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may have recognized a date using "00" as the year 1900 rather that the year 2000; however, to date, the Company has not experienced any Year 2000 disruptions within or by its business partners. In addition, the Company believes that the likelihood of futures disruptions at this point are very remote; therefore, the Company will not make further comment in the future on Year 2000 issues, unless otherwise required by the SEC.

Forward Looking Statement

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     February 15, 1999        Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 9 -