Form 10-K
period 2000-03-31
TECHNOLOGY RESEARCH CORP
filed 2000-06-27
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant, as of June 2, 2000 was $9,550,318, based upon the $2.00 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For the purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

As of June 2, 2000, the number of shares outstanding of the Registrant's common stock, $.51 par value, was 5,455,756.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement related to its 2000 Annual Meeting of Shareholders to be held on August 24, 2000 will be incorporated by reference into Part III of this Form 10-K and be filed with the Securities and Exchange Commission no later than July 14, 2000.
                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 13
Item 3.  Legal Proceedings  ........................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders  ..........13


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ................................. 14
Item 6.  Selected Financial Data  ..................................... 15
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ......................... 16
Item 8.  Financial Statements and Supplementary Data  ................. 21
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 21


PART III

Item 10. Directors and Executive Officers of the Registrant  .......... 22
Item 11. Executive Compensation  ...................................... 22
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  ....................................... 22
Item 13. Certain Relationships and Related Transactions  .............. 22


PART IV

Item 14. Exhibits, Financial Statements Schedules,
         and Reports on Form 8-K  ..................................... 23


SIGNATURES  ........................................................... 25




















                                      Part I

ITEM 1.  BUSINESS

General

The Company was incorporated in Florida in June 1981 with the intended purpose of pursuing orders for products to be designed and manufactured for sale to the military engine generator set controls market, a segment with which the Company's founders had acquired substantial experience. As a result, the Company continues to use its expertise in designing and supplying power monitors and control equipment to the United States Military and its prime contractors.

After establishing a military product base, the Company turned its efforts to the commercial markets based on the founder's expertise in ground fault sensing technology. This "core" technology led to the development of products that sense dangerous power leakage from appliances, tools and other electric devices and then immediately cut off the power before this leakage can cause a fire, electrocution or serious injury from electrical shock. The Company has become a worldwide-recognized leader in the design and supply of portable electrical safety products for the commercial marketplace.

Until the year ended March 31, 1989, a majority of the Company's revenues were derived from sales of military products. The Company believes that its success in the design of ground fault sensing products formed the basis for the Company's greatest potential for future growth.

Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------     ----        --------     ----       ----------
    2000   $ 12,801,147     76.6     $ 3,910,457     23.4     $ 16,711,604
    1999     13,929,177     81.4       3,190,542     18.6       17,119,719
    1998     13,434,352     74.2       4,667,433     25.8       18,101,785
    1997     12,803,181     85.3       2,200,413     14.7       15,003,594
    1996     14,541,301     87.7       2,040,000     12.3       16,581,301

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       2000             $ 126,121
                       1999                91,295
                       1998               329,166
                       1997               381,977
                       1996               797,920

The Company's backlog of unshipped orders at March 31, 2000 was approximately $6,600,000. This backlog consists of approximately 46% commercial product orders and approximately 54% military product orders, all of which is expected to ship within Fiscal Year 2001.





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



                                       -4-
Government and industry research into the major causes of fire has led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented "Fire Shield" (TM), a product designed to prevent fires caused by damaged or aging appliance power supply cords and extension cords, which have been identified as a leading cause of electrical fires. On June 1, 1999, the Company announced major enhancements to its "Fire Shield" line of appliance power supply cords that will add a higher degree of safety against fire and electric shock for two wire appliances. These new capabilities have significant safety benefits to the consumer. These enhancements are based on feedback from the industry and from the staff of the United States Consumer Product Safety Commission ("CPSC") on the need to protect not only the power cord, but also the internal wiring of the appliance. In addition, on January 13, 2000, the Company announced its "Fire Shield" Home Wiring System at the International Home Builders' Show in Dallas, Texas. The purpose of this system is to continuously monitor the integrity of the installed household wiring and alert the home owner, in advance, of potentially dangerous electrical wiring conditions that could lead to fire. The latest statistics from the CPSC indicate that extension cords, toaster/toaster ovens, power cords on appliances and household wiring are responsible for over $400 million a year in residential fire damage, 240 lives lost and 860 injuries.

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

For example, in January 1989, high-pressure sprayer/washer manufacturers that desired Underwriter Laboratories ("UL") approval were required to include a GFCI and/or double-insulation protection on each electrically driven sprayer/ washer. Sales to this industry were severely impacted in Fiscal Year 1996 as the majority of the sprayer/washer manufacturers opted for the more cost effective double-insulated technology rather than GFCI technology. Effective January 1996, the double-insulation provision was eliminated from the National Electric Code, but until recently, UL had not updated its standard enforcing this change. Sales to this industry were approximately $4.5 million less in each of the Fiscal Years 1996, 1997, 1998 and 1999, compared to Fiscal Year 1995, due to the choice of sprayer/washer manufacturers not using the Company's GFCI products and due to the delay of UL enforcing on the industry the requirement for GFCI technology. The revised standard UL 1776 mandating the use of GFCIs on sprayer/washers has been issued, and the effective date for compliance was May 6, 2000. As a result the Company received over $1,000,000 in new orders for GFCI cord sets from manufacturers of electric high pressure sprayer washers, which are targeted for retail sales in the U.S. Due to the increased competitive nature of this marketplace, the Company has no certainty of returning back to its previous revenue level in this market.

A Code requirement became effective on January 1, 1991 that requires a protective device to be incorporated into hair dryers, curling irons and crimpers to protect users from possible electrocution. In response to this Code change, the Company developed a smaller GFCI plug that incorporates its patented GFCI/ALCI technology. Additionally, the Company developed an Immersion Detection Circuit Interrupter ("IDCI") that can also be used to protect users of these products.
                                       -5-
Also, Article 625 of the 1996 Edition of the National Electrical Code requires electric vehicle ("EV") charging systems to include a system that will protect people against serious electric shock in the event of a ground fault. The Company has shipped product to the majority of the major automobile manufacturers in support of their small EV production builds, and the Company is active with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis. Sales for the Company's EV safety products remain relatively low due to the small number of electric vehicles produced. Improvements in battery technology, along with mandates from individual states for zero emission vehicles, are projected to make this a viable market in the year 2003.

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

The Company is focusing more of its marketing efforts in placing its products with major retailers, which include select SEARS Mall stores, Homebase and Orchard Supply Hardware stores as well as in the current SEARS CRAFTMAN (R) POWER AND HAND TOOLS Catalog. The Company's products are also being offered through magazines, catalogs and E-commerce retailers.

On December 31, 1999, the Company entered into a second license agreement with Applica Inc. (previously named Windmere-Durable Holdings, Inc. )
(the "Agreement"), which is filed herewith. Applica Inc. is a large Miami, Florida based manufacturer and distributor of a wide variety of, among other items, household appliances and portable personal care products utilizing electric current (e.g. hair dryers and curlers, irons, food mixers, toasters and toaster ovens and numerous other items), most of which are sold both domestically and internationally. The Agreement provides Applica Inc. the use of the Company's extended "Fire Shield" technology to detect fires and electrical shock in toasters and toaster ovens manufactured by Applica Inc. under the Black & Decker(R) brand name. The Agreement calls for an up front payment plus a royalty payment for each unit manufactured using the Company's "Fire Shield" technology. The Company's proprietary extended "Fire Shield" technology enables Applica Inc. to provide its customers an unparalleled degree of safety for toasters and toaster ovens. The "Fire Shield" technology includes the ability to detect an open flame in toasters or toaster ovens, or insulation/dielectric failure due to build up of grease or other substances, and disconnect the power reducing the risk of injury or property damage. In addition, the "Fire Shield" technology protects the user from electrocution or serious injury from electrical shock due to insulation failure or damage to the electrical wiring of the appliance. The Applica Inc. appliances that use this technology will display a "Fire Shield" marking somewhere on the appliance.





                                       -6-
Military Products and Markets

The Defense Logistics Agency established a program rating system for its suppliers in 1995, and since its inception and for the fifth straight year, the Company was honored as a Best Value Medalist for the highest rating Gold Category, which signifies the Company's commitment to military contract performance.

The Company is currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors. The term "control equipment" refers to the electrical controls used to control the electrical power output of the generating systems. In general, the controls monitor and regulate the operation of generator mobile electric generating system sets. Electric generating systems are basic to all branches of the military, and demand has remained relatively constant, unlike products utilized in armaments and missiles. Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets which incorporate the Company's products. The Company is a qualified supplier for 37 control equipment products as required by the Department of Defense and is a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies. These products are also furnished for spare parts support for existent systems in the military inventory.

In late 1989, the Company completed the redesign of the control equipment related to the Tactical Quiet Generator ("TQG") Systems program and provided prototype units to a prime contractor for testing, which was completed in the third fiscal quarter for the year ended March 31, 1992. Subsequently, the Company received production orders for these products from the U.S. Government's prime contractor in the approximate amount of $7,500,000 covering the time period from August 1992 to October 1994 and an additional $4,900,000 covering the time period August 1996 to July 1998. All deliveries have been completed under these contracts. The new contract that has been awarded by the U.S. Government for 5/10/15KW TQG Systems to the prime contractor is for a 10-year period with the last ordering period year being 2007. The Company has received its second production release for this new contract, valued at $1.2 million, and shipments commenced in the 4th quarter of Fiscal Year 2000. The estimated value of this 10-year contract for the Company for its 5/10/15KW control equipment is $8.2 million. As previously reported, the Company also received orders in the amount of approximately $6.3 million for its control
equipment for the new 3KW TQG systems.   First Article Testing has been
completed by the prime contractor for these systems and the Company has received its first production release of $2.8 million. Shipments of are estimated to begin in June 2000. The Company expects military sales to continue to strengthen as Fiscal Year 2001 progresses and shipments are made under the new 3KW TQG program.

The Company continues to furnish various types of electrical power monitors for military Naval shipboard requirements. The monitors are used on all classes of Naval surface vessels, such as minesweepers, destroyers guided missile cruisers and aircraft carriers in addition to other types of Naval vessels. The monitors are furnished for new vessel production, retrofit upgrades and existent vessels requiring spare support parts. The Company also supplies the military with electrical devices for control and monitoring of the


                                       -7-
on-board auxiliary power diesel electric generating system for the new C2v Armored Tactical Vehicle, Electronic Command Post System and the newly developed armored ambulances. These devices include A.C. power monitor assemblies (which provide system protection and status display on on-board computers), generator voltage regulators, power transformers, A.C. over current and short circuit protection monitor assemblies and current sensing transformers. All of these products have met the high shock and vibration and endurance testing requirements during both highly accelerated stress screening tests and vehicle road testing at Aberdeen Proving Grounds. The Company has completed shipments against orders related to the initial low rate production phase for C2v vehicles.

The Company's contracts with the U.S. Government are on a fixed-price bid basis. As with all fixed-price contracts, whether government or commercial, the Company may not be able to negotiate higher prices to cover losses should unexpected manufacturing costs occur.

All government contracts contain a provision that allows for cancellation by the government "for convenience." However, the government must pay for costs incurred and a percentage of profits expected if a contract is canceled. Contract disputes may arise which could result in a suspension of such contract or a reduction in the amounts claimed.


Testing and Qualification

A number of the Company's commercial products must be tested and approved by UL or an approved testing laboratory. UL publishes certain "Standards of Safety" which various types of products must meet and perform specific tests to ascertain whether the products meet the prescribed standards. If a product passes these tests, it receives UL approval. Once the Company's products have been initially tested and qualified by UL, they are subject to regular field checks and quarterly reviews and evaluations. UL may withdraw its approval for such products if they fail to pass these tests and if prompt corrective action is not taken. The Company's portable electrical safety products have received UL approval. In addition, certain of the Company's portable GFCI, ALCI and ELCI products have successfully undergone similar testing procedures conducted by comparable governmental testing facilities in Europe, Canada and Japan.

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




                                       -8-
The Company's wholly owned foreign subsidiary, TRC/Honduras S.A. de C.V. is an ISO 9002 certified manufacturing facility; is an approved supplier to Xerox Corporation; and has UL, Canadian Standards Association ("CSA") and the German standards association Verband Deutsher Elektrotechniker ("VDE") approvals.


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

The business of an electronics manufacturer, such as the Company, primarily involves assembly of component parts. The only products which the Company manufactures from raw materials are its transformers and magnetic products. The manufacture of such products primarily involves the winding of wire around magnetic steel cores. Recently, in an effort to lower cost by vertical integration, the Company also molds its own plastic parts for its commercial product lines at its manufacturing facility in Honduras. The remainder of the products which the Company manufactures are assembled from component parts produced by other manufacturers.

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


Patents, Licenses, and Trademarks

The Company's President, Mr. Legatti, has designed for the Company and the Company has been issued four U.S. patents and two British, Canadian, Italian and Australian patents with respect to its portable GFCIs that have features not presently available on any similar product known to the Company. Also, patents on the same device have been issued from France, Japan, Germany and three other countries. The patents will be valid for either 20 years from filing or 17 years from issue in the United States running from January 1986. Duration of patents in the other countries vary from 15 to 20 years.



                                       -9-
On October 12, 1999,  Xerox Corporation was issued a patent, which listed
Mr. Legatti as a co-inventor for the Modular, Distributed Equipment Leakage Circuit Interrupter. This product is used on some of Xerox's business machines and shuts off power when sensing a certain leakage of electricity which could produce dangerous results.

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

The Company complements its sales and marketing activity through the use of additional distributors and sales representative organizations. The Company's internal distribution division, TRC Distribution, is supported by 37 independent sales representatives who sell to over 800 electrical, industrial and safety distributors.

The Company also markets through OEMs that sell the Company's GFCI products under their own brand label. Additionally, the Company has exhibited its GFCI products at numerous trade shows which have resulted in new commercial markets, including the recreational vehicle industry and the appliance industry.

The Company primarily utilizes foreign licenses and sales and marketing agreements to market its products internationally (see Patents, Licenses and Trademarks for further information). The Company's products have world-wide application, and the Company believes that international demand for these products will continue to contribute to the Company's growth.

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





                                       -10-
Major Customers and Exports

Individual customers and aggregate exports which accounted for 10% or more of sales were:
                                                    Year ended March 31
     Customer                                 2000         1999         1998
     --------                                 ----         ----         ----
Xerox Corporation                         $ 1,266,613    1,934,740    2,838,905
Noma Appliance & Electric, Inc.
  Noma Appliance, Inc.
    f/k/a Fleck Manufacturing, Inc.
   (a Xerox Corporation supplier)             954,288    1,623,904    1,666,516
Other Xerox suppliers                         987,424      124,473      133,044
Fermont Division
   (a U.S. Government prime contractor)     2,115,722    1,397,211    2,817,079
                                            ---------    ---------    ---------
                                          $ 5,324,047    5,080,328    7,455,544
Exports:                                    =========    =========    =========
    Canada                                $ 1,342,365    1,794,855    1,894,215
    Far East                                  198,026      394,156      486,277
    Europe                                  3,243,918    2,787,224    2,554,772
    Mexico                                    563,550      711,067      979,187
    Australia                                 218,746      117,754      218,530
    South America                              12 430       37,383       20,994
    Middle East                                 5,281        2,067        3,397
                                            ---------    ---------    ---------
        Total exports                     $ 5,584,316    5,844,506    6,157,372
                                            =========    =========    =========

Overall, the Company's exports were down approximately 4% in Fiscal Year 2000, compared to the Company's prior fiscal year, due to Xerox Corporation and its suppliers whose sales were down from the previous fiscal year by approximately $460,000. Xerox and its suppliers accounted for approximately 19% of the Company's sales for Fiscal Year 2000, compared to approximately 22% for the prior fiscal year, and because they account for such a large percentage of the Company's sales, the loss of Xerox as a customer would have a material adverse effect on the Company's business. Excluding Xerox, exports to the Company's international OEM customers were stronger for Fiscal Year 2000, compared to the Company's prior fiscal year.

The Company's military product sales are primarily to OEM prime contractors and secondarily to military procurement logistic agencies for field service support on previously shipped systems. In Fiscal Year 2000, military sales were approximately 23% of total sales, compared to 19% in the prior year. The increase was primarily due to the level of sales with Fermont Division, the U.S. Government's prime contractor for the 5/10/15KW Tactical Quiet
Generator System Programs (See MD&A discussion for more detail). Sales to Fermont Division were $2,115,722 in Fiscal Year 2000, $1,397,211 in Fiscal Year 1999 and $2,817,079 in Fiscal Year 1998.

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


Research, Development and Engineering

The Company employs 16 persons in the Engineering Department, all of whom are engaged either full or part-time in research and development activities. This department is engaged in designing and developing new commercial and military products and improving existing products to meet the needs of the Company's customers.

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

The Company spent $1,035,994 in Fiscal Year 2000, $1,107,253 in Fiscal Year 1999 and $1,223,422 in Fiscal Year 1998 on research, development and engineering activities. None of these activities were sponsored or financed by customers, and all are expensed as incurred. The Company anticipates spending levels to remain constant in the new fiscal year.






                                       -12-
Employees

As of March 31, 2000, the Company employed 98 persons on a full time basis, and of that total, 56 employees were engaged in manufacturing operations, 16 in engineering, 15 in marketing and 11 in administration.

The Company's subsidiary employed 448 persons on a full time basis as of March 31, 2000, and of that total, 436 employees were engaged in manufacturing operations and 12 in administration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.
















                                       -13-
                                  Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

The Company's shares of Common Stock are registered under 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal years ended March 31, 2000, 1999 and 1998 as reported by the NASDAQ system.

                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
March 31, 2000:
  First Quarter    .................    2.0000    0.9375         $   -
  Second Quarter   .................    1.8750    1.1563           .01
  Third Quarter    .................    1.5000    0.6250           .01
  Fourth Quarter   .................    4.5000    1.2500           .01
                                                                 -----
                                                                 $ .03
March 31, 1999:
  First Quarter    .................    2.5000    1.0625         $   -
  Second Quarter   .................    2.8438    1.5625             -
  Third Quarter    .................    2.0000    0.9375             -
  Fourth Quarter   .................    1.3750    1.0000             -
                                                                 -----
                                                                 $   -
March 31, 1998:
  First Quarter    .................    4.1250    3.0625         $ .06
  Second Quarter   .................    4.5000    3.5625           .06
  Third Quarter    .................    4.5625    3.0000           .06
  Fourth Quarter   .................    3.4375    1.9375             -
                                                                 -----
                                                                 $ .18


As of June 2, 2000, the approximate number of the Company's shareholders was
498. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 2,700 shareholders.

The Company's authorized capital stock, as of June 2, 2000, consisted of 10,000,000 shares of authorized common stock, par value $.51, of which 5,455,756 shares were issued and outstanding.

On August 30, 1999, the Company re-instituted its quarterly dividend policy at 1 cent per share with a annual cash dividend rate of 4 cents per share. The Company paid dividends of 3 cents per share in Fiscal Year 2000, 0 cents per share in Fiscal Year 1999 and 18 cents per share in Fiscal Year 1998.







                                       -14-
ITEM 6.  SELECTED FINANCIAL DATA


                          2000       1999       1998       1997       1996
                          ----       ----       ----       ----       ----
Year ended March 31:

  Operating revenues $ 16,837,725 17,211,014 18,430,951 15,385,571 17,379,221

  Gross profit       $  5,124,543  4,078,461  4,836,280  4,747,997  5,895,687

  Net income (loss)  $    585,755     15,892   (196,314)   566,658  2,038,785

  Basic earnings
    per share        $        .11          -       (.04)       .11        .39

  Weighted average number
    of common shares
    outstanding         5,455,756  5,455,756  5,332,571  5,321,698  5,281,932

  Diluted earnings
    per share        $        .11          -       (.04)       .10        .38

  Weighted average number
    of common and
    equivalent shares
    outstanding         5,473,220  5,476,134  5,332,571  5,441,620  5,404,885

  Cash dividends
    Paid             $        .03          -        .18        .24        .24


March 31:

  Working capital    $ 10,267,576  6,899,677  6,875,679  9,651,145 10,931,740

  Total assets       $ 15,990,625 15,146,175 15,746,818 15,637,949 15,380,590

  Current
    liabilities      $  1,366,382  3,521,949  4,243,200  2,903,154  1,867,678

  Long-term debt     $  2,500,000     56,250    131,250    206,250    281,350

  Total liabilities  $  4,000,567  3,578,199  4,374,450  3,109,404  2,149,028

  Retained earnings  $  1,679,150  1,257,068  1,241,176  2,397,353  3,108,371

   Total stockholders'
  equity             $ 11,990,058 11,567,976 11,372,368 12,528,545 13,231,562










                                       -15-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results:

Fiscal Years 2000 and 1999 Comparison

The Company's operating revenues (net sales and royalties) for the year ended March 31, 2000 were $16,837,725, compared to $17,211,014 reported in the same period last year, a decrease of approximately 2%. The Company's pre-tax profit, however, increased by $995,000 in Fiscal Year 2000, compared to Fiscal Year 1999, and net income was $585,755 for the year ended March 31, 2000, compared to $15,891 for the same period last year, a substantial improvement. Basic and diluted earnings were $.11 per share for the year ended March 31, 2000, compared to basic and diluted earnings of $.00 per share for the same period last year. The improvement in net income was due to higher military sales and increased manufacturing productivity. As a result, the Company was able to improve operating performance this year in a highly competitive marketplace.

Military sales were up $719,915 for Fiscal Year 2000, compared to Fiscal Year 1999, primarily due to the Company being in full production of the control devices related to the 5/10/15/30/60KW Tactical Quiet Generator (TQG) System programs. In addition, direct military shipments of spare parts and of control devices for the C2V Armored Bradley Chassis Tactical Vehicle were strong in Fiscal Year 2000. The Company expects military sales to continue to strengthen as Fiscal Year 2001 progresses and shipments are made under the new 3KW TQG program. Commercial sales and sales to Xerox were down $670,474 and $457,557, respectively. Commercial revenues for the year ended March 31, 2000 include approximately $168,000 from a new customer, which accepted delivery of product in the second, third and fourth quarters of the fiscal year. In May 2000, the customer returned approximately $130,000 of this product for upgrade and warranty work that the Company agreed to perform at no cost. The Company accrued the cost of these upgrades and rework as of March 31, 2000 in the amount of $7,500. The Company is making the requested modifications in June 2000 and expects the product to ship by June 30,2000. The Company has historically experienced few product returns for upgrades or warrant work, and as of March 31, 2000, there were no other similar costs accrued.

Royalty income was up $34,827 in Fiscal Year 2000 as a result of the new license agreement with Windmere-Durable, Holdings Inc. (now Applica, Inc.)
In January 2000, the Company received $200,000 from Applica Inc. in return for exclusive rights to the Company's "Fire Shield" technology on certain household appliances effective January 2000 through May 2001. The Company will record this up-front payment as royalty income over the 17-month exclusivity period. In January 2000, the Company also received $50,000 from Applica, Inc. as a credit against royalties due in the future. The Company will record this amount to income when the royalty is earned.











                                       -16-
In Fiscal Year 2000, the Company significantly strengthened its already sound financial position by adding $1,042,058 to cash and $3,307,244 to working capital. With its financial strength and successful off-shore manufacturing facility, the Company is currently well positioned to grow the business by taking advantage of emerging markets in Fiscal Year 2001. Some of these emerging markets have been highlighted recently by the Company's press releases, all of which should have an impact on Fiscal Year 2001. In January 2000, the Company announced a new license agreement with Windmere-Durable, Holdings Inc. (now Applica, Inc.) to provide "Fire Shield" safety for toaster and toaster ovens, manufactured under the Black & Decker brand name. Also, in January, the Company introduced its unique industry-first "Fire Shield" Home Wiring System, which provides fire protection/detection for household wiring. In February 2000, the Company announced its agreement with Equity Electrical Associates that added 200 new potential distributors selling to the commercial and industrial distribution marketplace. In March, the Company announced the production release of the new 3KW-TQG military program. Finally, in April, the Company announced its successful penetration back into the retail high-pressure sprayer washer market. The Company will continue its strategy to grow the business by focusing on additional specific application markets, as mentioned above.

The fourth quarter dividend of $.01 per share was paid on April 21, 2000 to shareholders of record on March 31, 2000. The Company paid dividends of $.03 per share for Fiscal Year 2000.

The Company's gross profit margin was approximately 31% of net sales for Fiscal Year 2000 compared to 24% for the prior year, reflecting lower manufacturing costs primarily due to the Company transferring additional manufacturing processes from its Clearwater, Florida plant to its plant in San Pedro Sula, Honduras.

Selling, general and administrative expenses for Fiscal Year 2000 were $3,301,640, compared to $3,150,830 for the prior year, an increase of approximately 5%. Selling expenses were $1,863,656 for Fiscal Year 2000, compared to $1,766,018 for the prior year, an increase of approximately 6%, reflecting higher advertising costs and salary related expenses. General and administrative expenses were $1,437,984 for Fiscal Year 2000, compared to $1,384,812 for the prior year, an increase of approximately 4%, reflecting those expenses related to retaining an investor relations firm in Fiscal Year 2000.

Research, development and engineering expenses for Fiscal Year 2000 were $1,035,994, compared to $1,107,253 for the prior year, a decrease of approximately 6%, reflecting lower salary related expenses due to fewer number of employees in the department.

Interest expense, net of interest and sundry income, for Fiscal Year 2000 was $92,041, compared to $106,133 for the prior year, reflecting lower interest expense, due to the Company not using its line of credit for approximately three weeks while refinancing its debt during the third quarter.









                                       -17-
In accordance with FSAS 109, "Accounting for Income Taxes", the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration. Accordingly, the Company's Honduras subsidiary was profitable which caused a decrease in the effective tax rate of the Company. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance. Income tax expense for Fiscal Year 2000 was $215,060 and was based on the Company's U.S. income of $579,721.


Fiscal Years 1999 and 1998 Comparison

The Company's operating revenues (net sales and royalties) for the year ended March 31, 1999 were $17,211,014, compared to $18,430,951 reported in the period ended March 31, 1998, a decrease of approximately 7%. The Company earned $15,892 in Fiscal Year 1999, compared to a loss of $196,314, in Fiscal Year 1998, and basic and diluted earnings were $.00 per share in Fiscal Year 1999, compared to basic and diluted earnings (loss) of $(.04) per share in Fiscal Year 1998.

The decline in revenues for the year ended March 31, 1999, as compared to the year ended March 31, 1998, was due to a decrease in military sales and royalties of $1,476,891 and $237,871, respectively. Total commercial sales were up $494,825 even though sales to Xerox Corporation, the Company's largest customer, were down $1,081,566 for Fiscal Year 1999.

The Company's primary commercial distribution strategy of forming alliances with companies that have a significant market presence, for which the Company's products are used, contributed to the overall increase in commercial business. The result, excluding Xerox, was that the Company's international sales increased $337,503 and domestic sales increased $1,238,888 in Fiscal Year 1999, compared to Fiscal Year 1998.

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

Royalty income was higher in Fiscal Year 1998 due to licensing fees of $135,000 from Yaskawa Control Company of Japan and a one-time final royalty payment of $100,000 from Windmere-Durable, Holdings Inc. (now Applica, Inc.) recorded in the first quarter of that year.

The Company's Fiscal Year 1999 business plan called for a reduction in operating expenses of $800,000, and for the year ended March 31, 1999, the Company reduced its operating expenses by $988,544 in Fiscal Year 1999, compared to Fiscal Year 1998.


                                       -18-
The Company's gross profit margin was approximately 24% of net sales for Fiscal Year 1999 compared to 27% for the prior year. The difference was primarily due to weaker profit margins resulting from the price reduction to Xerox Corporation and manufacturing inefficiencies, inventory adjustments and the Company restructuring its manufacturing operations from a contract manufacturer in China to its wholly owned subsidiary in Honduras. The Company believes this restructuring will ultimately result in lower duty, freight and product costs thus positioning the Company to remain competitive in the future.

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


Liquidity and Capital Resources

As of March 31, 2000, the Company's cash and cash equivalents were $2,696,010, compared to $1,653,952 at March 31, 1999. The Company's cash is currently held in a money market fund whose yield is comparable to U.S. Treasury Bills. The Company continues to generate cash through its operating activities.

On December 14, 1999, the Company closed on a $3,000,000 revolving credit loan with a new institutional lender. The term of the loan is for two years, and at the end of each year, the Company has the option to extend the maturity date another year. Similar to the previous line of credit, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The Company's debt from advances on its new line of credit was $2,500,000 as of March 31, 2000.








                                       -19-
The Company's working capital increased by $3,367,899 to $10,267,576 at March 31, 2000, compared to $6,899,677 at March 31, 1999. The increase was primarily a result of the Company's new two-year line of credit agreement, which allowed the Company to record the advances on its line of credit as long term debt as of March 31, 2000, as compared to current liabilities as of March 31, 1999.
The Company's continued profitability, although to a lesser extent, also contributed to the increase of working capital. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

On August 30, 1999, the Company announced that its Board of Directors, at its regularly scheduled board meeting on August 26, 1999, voted to re-institute the Company's quarterly dividend policy at $0.01 cent per share. The record date for the Company's fourth fiscal quarter dividend was March 31, 2000, and the Company paid that dividend on April 21, 2000. Several key factors were important in the Board's decision to re-institute the payment of a cash dividend to its shareholders. These factors were the successful implementation of key strategies that have long term positive effect on future earnings and growth, the overall strength of the Company's Consolidated Balance Sheet, positive cash flow and the turnaround of the Company's Honduras manufacturing operation.


Year 2000 Issues

The Year 2000 issue was a result of certain microprocessors and computer programs that were designed using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may have recognized a date using "00" as the year 1900 rather that the year 2000; however, to date, the Company has not experienced any Year 2000 disruptions within or by its business partners. In addition, the Company believes that the likelihood of futures disruptions at this point are very remote; therefore, the Company will not make further comment in the future on Year 2000 issues, unless otherwise required by the Securities and Exchange Commission ("SEC").


New Accounting Standards

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" which deferred the effective date of the adoption of SFAS No. 133. The Company will be required to adopt SFAS No. 133 for financial statements issued beginning the first quarter of fiscal year 2001. The Company has no derivative financial instruments at March 31, 2000; therefore, the adoption of this standard is not expected to have any effect on the consolidated financial statements.









                                       -20-
In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 was to be effective for the Company's quarter ended March 31, 2000. However, in March 2000, the SEC issued SAB 101A which delays the effective date to the Company's quarter ended June 30, 2000. Recently, the SEC indicated it would be providing further written guidance with respect to the adoption of specific issues addressed by SAB 101. Based on what is currently known by the Company, management does not believe that adoption of SAB 101 will have a material impact on its financial position or results of operations.


Forward Looking Statement

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and may be identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends", "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report. We cannot be assured that future results, levels of activity, performance or goals will be achieved.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Response to this item is submitted in a separate section of this report starting at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.





















                                       -21-
                                  PART III

Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2000.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.   Consolidated Financial Statements                           Page
             of Technology Research Corporation:

          Independent Auditors' Report  .............................. F-1

          Balance Sheets--March 31, 2000 and 1999  ................... F-2

          Statements of Operations--Years Ended
            March 31, 2000, 1999, and 1998  .......................... F-3

          Statements of Stockholders' Equity--Years Ended
            March 31, 2000, 1999, and 1998  .......................... F-4

          Statements of Cash Flows--Years Ended
            March 31, 2000, 1999, and 1998  .......................... F-5

          Notes to Financial Statements  ............................. F-6


     2. The following Consolidated Financial Schedules for the years ended March 31, 2000, 1999, and 1998 are submitted herewith

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













                                       -22-
INDEX TO EXHIBITS (Item 14(A)3)

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

       (j) License Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa an exclusive right to market and manufacture the Company's products developed for use in electrical vehicle charging systems.***






                                       -23-
       (k) Sales and Marketing Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa exclusive sales and marketing rights to the Company's full line of commercial electrical protection devices, including "Fire Shield", "Shock Shield" and "Electra Shield".***

       (l) License Agreement, dated February 16, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell the Company's line of "Fire Shield" products.***

       (m) $3,000,000 Revolving Credit Agreement, dated December 14, 1999, between the Company and SouthTrust Bank***


       (n) License Agreement, dated December 31, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell the Company's line of "Fire Shield" products.*****

(23)   Consents of Experts and Counsel:

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

 **** Previously filed with and as part of the Registrant's Post-Effective Amendment No. 1 to Form S-1 (No. 33-31967)

*****    Filed herewith.
















                                       -24-
                             Independent Auditors' Report



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                        KPMG LLP



St. Petersburg, Florida
May 5, 2000














                                       F-1
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2000 and 1999

                    Assets                                2000         1999
Current assets:                                           ----         ----
   Cash and cash equivalents                         $  2,696,010    1,653,952
     Accounts receivable,
          less allowance for doubtful accounts of
          $48,199 in 2000 and $63,700 in 1999 (note 4)  3,105,541    3,120,256
     Income tax receivable (note 5)                        76,600      332,422
     Inventories (notes 2 and 4)                        5,208,589    4,724,182
     Prepaid expenses and other current assets             70,118       75,804
     Deferred income taxes (note 5)                       477,100      515,010
                                                       ----------   ----------
                    Total current assets               11,633,958   10,421,626
                                                       ----------   ----------
Property, plant and equipment (notes 3 and 4)           9,190,133    9,806,134
     Less accumulated depreciation                      4,911,305    5,205,162
                                                       ----------   ----------
                    Net property, plant and equipment   4,278,828    4,600,972
                                                       ----------   ----------
Other assets                                               77,839      123,577
                                                       ----------   ----------
                                                     $ 15,990,625   15,146,175
                                                       ==========   ==========
     Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of debt (note 4)           $          -    2,525,100
     Current portion of deferred income                   141,176            -
     Trade accounts payable                               805,342      649,252
     Accrued expenses:
          Compensation                                    298,531      232,972
          Other                                            51,431       99,012
     Dividends payable                                     69,902       15,613
                                                       ----------   ----------
                    Total current liabilities           1,366,382    3,521,949
Debt, excluding current installments (note 4)           2,500,000       56,250
Deferred income, excluding current portion                 73,530            -
Deferred income taxes (note 5)                             60,655            -
                                                       ----------   ----------
                    Total liabilities                   4,000,567    3,578,199
                                                       ----------   ----------
Stockholders' equity (note 6):
     Common stock, $.51 par value.  Authorized
     10,000,000 shares; issued and outstanding
     5,455,756 in 2000 and 1999                         2,782,435    2,782,435
     Additional paid-in capital                         7,528,473    7,528,473
     Retained earnings                                  1,679,150    1,257,068
                                                       ----------   ----------
                    Total stockholders' equity         11,990,058   11,567,976
                                                       ----------   ----------
Commitments and contingencies (notes 7,9 and 10)
                                                     $ 15,990,625   15,146,175
                                                       ==========   ==========
See accompanying notes to consolidated financial statements.

                                       F-2
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Operations
                      Years ended March 31, 2000, 1999 and 1998


                                             2000         1999         1998
Operating revenues:                          ----         ----         ----
   Net sales (note 8)                   $ 16,711,604   17,119,719   18,101,785
   Royalties                                 126,121       91,295      329,166
                                          ----------   ----------   ----------
                                          16,837,725   17,211,014   18,430,951
                                          ----------   ----------   ----------
Operating expenses:
   Cost of sales                          11,587,061   13,041,258   13,265,505
   Selling, general, and administrative    3,301,640    3,150,830    4,023,205
   Research, development, and engineering  1,035,994    1,107,253    1,223,422
                                          ----------   ----------   ----------
                                          15,924,695   17,299,341   18,512,132
                                          ----------   ----------   ----------
               Operating income (loss)       913,030      (88,327)     (81,181)
                                          ----------   ----------   ----------
Other income (deductions):
   Interest and sundry income                 89,257       84,211      131,727
   Interest expense                         (184,832)    (193,902)    (136,380)
   Loss on disposal of property,
        plant and equipment                  (20,174)           -            -
   Gain on foreign exchange                    3,534        3,558          191
                                          ----------   ----------   ----------
                                            (112,215)    (106,133)      (4,462)
                                          ----------   ----------   ----------
      Income (loss) before income taxes      800,815     (194,460)     (85,643)

Income taxes expense (benefit) (note 5)      215,060     (210,352)     110,671
                                          ----------   ----------   ----------
      Net income (loss)                 $    585,755       15,892     (196,314)
                                          ==========   ==========   ==========
Basic earnings (loss) per share         $        .11            -         (.04)
                                          ==========   ==========   ==========
Diluted earnings (loss) per share       $        .11            -         (.04)
                                          ==========   ==========   ==========
Weighted average number of common and
     equivalent shares outstanding:
          Basic                            5,455,756    5,455,756    5,332,571
          Diluted                          5,473,220    5,476,134    5,332,571
                                          ==========   ==========   ==========


See accompanying notes to consolidated financial statements.










                                       F-3
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                     Years ended March 31, 2000, 1999 and 1998



                                                        Retained
                                             Additional earnings      Total
                          Common stock       paid-in (accumulated stockholders'
                       Shares      Amount    capital    deficit)     equity
Balances at            ------      ------    -------    -------      ------
March 31, 1997:     5,332,571    2,719,611  7,411,581   2,397,353   12,528,545

Dividends - $.18 per share  -            -          -    (959,863)    (959,863)

Net loss                    -            -          -    (196,314)    (196,314)
                    ---------    ---------  ---------   ---------   ----------
March 31, 1998:     5,332,571  $ 2,719,611  7,411,581   1,241,176   11,372,368

Exercise of stock
  options via exchange
  of 30,915 common shares
  and cash of $179,716
  for 154,100 new common
  shares              123,185       62,824     72,524           -      135,348

Tax benefit related
  to exercise of
  employee stock options    -            -     44,368           -       44,368

Net income                  -            -          -      15,892       15,892
                    ---------    ---------  ---------   ---------   ----------
Balances at
March 31, 1999:     5,455,756  $ 2,782,435  7,528,473   1,257,068   11,567,976

Dividends - $.03 per share  -            -          -    (163,673)    (163,673)

Net income                  -            -          -     585,755      585,755
Balances at
March 31, 2000:     5,455,756  $ 2,782,435  7,528,473   1,679,150   11,990,058
                    =========    =========  =========   =========   ==========


See accompanying notes to consolidated financial statements.














                                       F-4
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                      Years ended March 31, 2000, 1999 and 1998


                                                2000        1999        1998
Cash flows from operating activities:           ----        ----        ----
  Net income (loss)                       $    585,755      15,892    (196,314)
    Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
        Accretion of interest                        -     (21,098)   (114,825)
        Loss on disposal of equipment           20,174           -           -
        Allowance for doubtful accounts        (15,501)     (1,000)     (4,800)
        Depreciation and amortization          850,092     733,906     622,219
        Decrease (increase) in
           accounts receivable                  30,216    (408,200)   (401,807)
        Decrease (increase) in income
           taxes receivable                    255,822     (35,035)    (74,889)
        Decrease (increase) in inventories    (484,407)    601,227    (182,641)
        Decrease (increase) in prepaid expenses
           and other current assets              5,686     159,791     (56,623)
        Decrease (increase) in deferred
           income taxes                         98,565     (52,982)     51,492
        Decrease (increase) in other assets     45,738    (114,118)      3,697
        Increase in deferred income            214,706           -           -
        Increase (decrease) in
           accounts payable                    156,090    (567,372)   (390,492)
        Increase (decrease) in
           accrued expenses                     17,978    (123,879)    159,314
                                             ---------   ---------   ---------
           Net cash provided (used) by
              operating activities           1,780,914     187,132    (585,669)
                                             ---------   ---------   ---------
Cash flows from investing activities:
  Maturities of short-term investments               -   1,055,000   3,112,000
  Purchases of short-term investments                -           -  (1,000,064)
  Capital expenditures for property,
     plant and equipment                      (548,122)   (772,326) (2,216,397)
                                             ---------   ---------   ---------
           Net cash provided (used) by
              investing activities            (548,122)    282,674    (104,461)
                                             ---------   ---------   ---------
Cash flows from financing activities:
  Net borrowings under line-of-credit
     agreement                                  49,900           -   1,872,101
  Principal payments on mortgage
     note payable                             (131,250)    (75,000)    (75,000)
  Proceeds from exercise of
     stock options                                   -     135,348           -
  Dividends paid                              (109,384)    (30,000) (1,260,740)
                                             ---------   ---------   ---------
           Net cash provided (used) by
              financing activities            (190,734)      30,348     536,361
                                             ---------   ---------   ---------
Net increase (decrease) in cash and
    cash equivalents                         1,042,058     500,154    (153,769)


Cash and cash equivalents at
   beginning of year                         1,653,952   1,153,798   1,307,567
                                             ---------   ---------   ---------
Cash and cash equivalents at end of year  $  2,696,010   1,653,952   1,153,798
                                             =========   =========   =========
Supplemental cash flow information:
  Cash paid for interest                  $    180,590     193,902     136,380
                                             =========   =========   =========
  Cash paid (received) for income taxes   $   (137,327)   (228,299)    134,068
                                             =========   =========   =========


See accompanying notes to consolidated financial statements.














































                                       F-5
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


(1)  Summary of Significant Accounting Policies


(a)  Description of Business

Technology Research Corporation and subsidiary (the Company) is engaged in the design, development, manufacturing, and marketing of electronic control and measurement devices related to the distribution of electrical power and specializes in electrical safety products that prevent electrocution, electrical fires and protect against serious injury from electrical shock.
The Company's corporate headquarters are located in Clearwater, Florida. During February 1997, the Company incorporated TRC Honduras, S.A. de C.V., a wholly owned subsidiary, for the purpose of manufacturing the Company's high volume products in Honduras. The Company primarily sells its products to governmental entities and original equipment manufacturers involved in a variety of industries including business machinery and personal care appliances. The Company performs credit evaluations of all new customers and generally does not require collateral. Historically, the Company has experienced minimal losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The Company's customers are located throughout the world. See note 8 for further information on major customers. The Company also licenses its technology for use by others in exchange for a royalty or product purchases. Licensees are located in Australia, France, Italy, Japan, the United Kingdom and the United States.


(b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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









                                       F-6
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


(d)  Financial Instruments

The Company believes the book value of its financial instruments (accounts receivable, trade accounts payable, accrued expenses, dividends payable, income taxes receivable and payable and debt) approximate their fair value due to their short-term nature or with respect to debt, the interest rate appropriately reflects the credit risk.


(e)  Principles of Consolidation

The consolidated financial statements include the financial statements of Technology Research Corporation and its wholly-owned subsidiary, TRC Honduras, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.


(f)  Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments at March 31, 2000 and 1999 consisted of interest bearing demand deposit accounts.


(g)  Revenue Recognition

The Company recognizes revenue when an order has been received, the product has been shipped, pricing is fixed and collectability is reasonably assured. Cost of sales include the Company's estimate of any warranty, rework or other concessions the Company expects to incur in connection with a sale. Such costs amounted to $7,500 at March 31, 2000 and $0 at March 31, 1999.

The Company accrues minimum royalties due over the related royalty period. Royalties earned in excess of minimum royalties due are recognized as reported by the licenses. Nonrefundable, up-front license fees are recognized at the time of receipt, unless the Company is obligated to incur incremental costs in connection with the agreement. Up-front license fees that include when and if available clauses are deferred over the exclusivity period of the agreement. The Company classifies up-front license fees as current deferred income when it will be earned within the next year. License fees are included in royalty revenues.











                                       F-7
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


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


(l)  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied.




                                       F-8
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS 123.


(m)  Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Common share equivalents included in the dilutive weighted average shares outstanding computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in years where there are earnings.


(n)  New Accounting Standards

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" which deferred the effective date of the adoption of SFAS No. 133. The Company will be required to adopt SFAS No. 133 for financial statements issued beginning the first quarter of fiscal year 2001. The Company has no derivative financial instruments at March 31, 2000; therefore, the adoption of this standard is not expected to have any effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
(SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 was to be effective for the Company's quarter ended March 31, 2000. However, in March 2000, the Securities and Exchange Commission issued SAB 101A which delays the effective date to the Company's quarter ended June 30, 2000. Recently, the Securities and Exchange Commission indicated it would be providing further written guidance with respect to the adoption of specific issues addressed by SAB 101. Based on what is currently known by the Company, management does not believe that adoption of SAB 101 will have a material impact on its financial position or results of operations.













                                       F-9
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


(2)  Inventories

Inventories at March 31, 2000 and 1998 consist of:

                                                   2000          1999
                                                   ----          ----

     Raw materials                            $ 3,927,770     3,800,340
     Work in process                              351,964       242,683
     Finished goods                               928,855       681,159
                                                ---------     ---------
                                              $ 5,208,589     4,724,182
                                                =========     =========

Approximately 40% and 29% of inventories were located in Honduras at March 31, 2000 and 1999 respectively.


(3)  Property, Plant and equipment

Property, plant and equipment at March 31, 2000 and 1999 consists of:

                                                                    Estimated
                                             2000        1999      useful lives
                                             ----        ----      ------------
     Building and improvements         $  1,519,681   1,516,676      20 years
     Machinery and equipment              7,670,452   8,289,458    5 - 15 years
                                          ---------   ---------    ------------
                                       $  9,190,133   9,806,134
                                          =========   =========

Approximately 25% and 21% of property, plant and equipment is located in Honduras at March 31, 2000 and 1999, respectively.




















                                       F-10
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


(4)  Debt

Debt at March 31, 2000 and 1999 consists of the following:

                                                            2000        1999
                                                            ----        ----
$3,000,000 line of credit; interest at LIBOR plus 200
   basis points (8.16%at  March 31, 2000), due
   December 14, 2001; secured by receivables,
   inventories and equipment (subject to provisions
   stated below)                                       $ 2,500,000          -

$2,500,000 line of credit; interest at LIBOR plus 175
   basis points (6.69% at March 31, 1999), payable
   monthly, due August 1999; secured by receivables,
   inventories and equipment (subject to provisions
   stated below)                                                 -   2,450,100

First mortgage note payable; interest at LIBOR plus
   175 basis points (7.69% at March 31, 1999); due in
   monthly installments of $6,250, plus interest, secured
   by operating facility, paid in full in December 1999          -     131,250
                                                         ---------   ---------
          Total debt                                     2,500,000   2,581,350

     Less current installments                                   -  (2,525,100)
                                                         ---------  ----------
          Debt, excluding current installments         $ 2,500,000      56,250
                                                         =========  ==========


Borrowings under the $3,000,000 are secured by all accounts receivable, inventories, and property, plant and equipment, and requires the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth amounts. The Company was in compliance with these covenants at March 31, 2000. The full balance outstanding under the line of credit is due December 14, 2001.

Borrowings under the $2,500,000 line of credit are limited to 80 percent of eligible accounts receivable under 90 days, plus the lesser of 40 percent of eligible inventory or $450,000. The line of credit is secured by accounts receivable, inventories, and property, plant and equipment, and requires the Company to maintain certain financial ratios and a minimum tangible net worth amount. The Company was in compliance with these covenants at March 31, 1999. The line of credit was paid in full in December 1999.








                                       F-11
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


(5)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are presented below:

                                                           2000       1999
                                                           ----       ----
Deferred tax assets:
     Accounts receivable, principally due to
          allowance for doubtful accounts             $    17,000     23,300
     Deferred income for financial reporting               77,000          -
     Inventories, principally due to valuation
          allowance for financial reporting purposes
          and additional costs inventoried for
          tax purposes                                    286,000    281,000
     Accrued expenses, principally due to accrual
          for financial reporting purposes                 35,000     47,000
     Net operating loss carryforwards                      58,000    214,000
     Tax credit carryforwards                             214,000    221,000
                                                         --------   --------
               Total gross deferred tax assets            687,000    786,000

               Less valuation allowance                   187,000    187,000
                                                         --------   --------
                                                          500,000    559,000
                                                         --------   --------
Deferred tax liabilities:
     Property, plant and equipment, principally
          due to differences in depreciation              (83,555)   (83,990)
                                                         --------   --------
                Net deferred tax assets               $   416,445    515,010
                                                         ========   ========

Net deferred tax assets are included in the accompanying balance sheets at March 31, 2000 and 1999 as:

                                                           2000       1999
                                                           ----       ----
Deferred income taxes, current asset                  $   477,100    515,010
Deferred income taxes, noncurrent liability               (60,655)         -
                                                         --------   --------
                                                      $   416,445    515,010
                                                         ========   ========









                                       F-12
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


Management assesses the likelihood deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences are deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset related to net operating loss and tax credit carryforwards, the Company will need to generate future taxable income of approximately $170,000 each year prior to the expiration of the net operating loss and tax credit carryforwards in 2003 and 2002, respectively. Based upon the level of historical taxable income and projections for future taxable income, management believes it will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 2000. The valuation allowance at March 31, 2000 and 1999 relates to tax credit carryforwards which management expects will expire unused.

At March 31, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $140,000, which are available to offset future taxable income through 2003. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $214,000, which are available to offset future Federal income taxes through 2002. As a result of an ownership change in 1989, the Internal Revenue Code limits the income tax benefit of $140,000 of net operating loss and $214,000 of tax credit carryforwards to approximately $65,000 each year.

Income tax expense (benefit) for the years ended March 31, 2000, 1999 and 1998 consists of:
                                                2000        1999        1998
                                                ----        ----        ----
     Current:
          Federal                           $  116,495    (263,334)     59,179
          State                                      -           -           -
                                              --------    --------   ---------
                                               116,495    (263,334)     59,179
                                              --------    --------   ---------
     Deferred:
          Federal                               90,731      70,000      48,600
          State                                  7,834     (17,018)      2,892
                                              --------    --------   ---------
                                                98,565      52,982      51,492
                                              --------    --------   ---------
                                            $  215,060    (210,352)    110,671
                                              ========    ========   =========











                                       F-13
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


Income tax expense (benefit) for the years ended March 31, 2000, 1999 and 1998 differs from the amounts computed by applying the Federal income tax rate of 34% to pretax income (loss) as a result of the following:
                                                2000        1999        1998
                                                ----        ----        ----
Computed expected tax (benefit) expense     $  272,000     (66,000)    (29,000)
Increase (reduction) in income taxes
     resulting from:
          Foreign activity for which no
               income tax has been provided    (75,000)   (112,000)    128,000
          State income taxes, net of
               Federal income tax effect         5,000      (8,000)      2,000
          Other                                 13,060     (24,352)      9,671
                                              --------    --------   ---------
                                            $  215,060    (210,352)    110,671
                                              ========    ========   =========


The operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least twenty years. The foreign operations resulted in income of approximately $221,000 in 2000, $329,000 in 1999 and a loss of $375,000 in 1998. No income taxes have been provided on these results of operations.

(6)  Stock Options, Grants and Warrants

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















                                       F-14
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998

Option transactions and other information relating to the Plans for the three years ended March 31, 2000 are as follows:
                             Qualified Performance Non-
                             incentive  incentive qualified            Weighted
                               stock     stock     stock               average
                               option    option    option              exercise
                               plans     plan      plan        Total    price
                               -------   -------  -------   ---------  --------
Outstanding at March 31, 1997  147,167   400,000  198,568     745,735      4.70
     Granted                     1,000         -   10,000      11,000      3.29
     Canceled                  (14,020)        -   (2,000)    (16,020)     5.29
                               -------   -------  -------   ---------
Outstanding at March 31, 1998  134,147   400,000  206,568     740,715      4.32
     Granted                   141,911         -   46,134     188,045      1.57
     Exercised                       -         - (154,100)   (154,100)     1.33
     Canceled                 (134,147)        -  (52,468)   (186,615)     5.08
                               -------   -------  -------   ---------
Outstanding at March 31, 1999  141,911   400,000   46,134     588,045      3.99
     Granted                    24,750         -   10,000      34,750      1.55
     Exercised                       -         -        -           -         -
     Canceled                  (14,401) (100,000)  (1,700)   (116,101)     4.64
                               -------   -------  -------   ---------
Outstanding at March 31, 2000  152,260   300,000   54,434     506,694      3.67
                               =======   =======  =======   =========
Total number of options available
     under the plans           166,667   400,000  333,333     900,000
                               =======   =======  =======   =========
Exercisable at March 31, 2000   39,741         -   40,374      80,115      1.52
                               =======   =======  =======   =========
Available for issue at
     March 31, 2000              3,296   100,000        -     103,296
                               =======   =======  =======   =========

The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $1.13, $1.15 and $1.85, respectively, on the date of grant using the Black Scholes option pricing model, with the following assumptions:
(1) risk free interest rate - 5.00 percent to 6.26 percent, (2) expected life - 6.5 to 10.0 years, (3) expected volatility - 73 percent to 83 percent, and (4) expected dividends - 2.0 percent to 5.8 percent.
At March 31, 2000, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:
                Options Outstanding                     Options Exercisable
-------------------------------------------------  ----------------------------
                Number     Weighted average  Weighted     Number       Weighted
Range of      outstanding     remaining      average    exercisable    average
exercise        as of        contractual     exercise      as of       exercise
prices      March 31, 2000      life          price    March 31, 2000   price
--------    --------------  --------------  ---------  --------------  --------
$1.06 - 1.19     36,750         9.18           1.11        16,337          1.10
$1.62           164,944         8.70           1.62        63,778          1.62
$2.75             5,000         9.99           2.75             -             -
$5.12           300,000         6.25           5.12             -             -


                                       F-15
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


The Company grants options at fair value and applies APB 25 in accounting for its Plans. Accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income at March 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:
                                                2000        1999        1998
                                                ----        ----        ----
         Net income (loss):
             As reported                   $   585,755     15,892   (196,314)
                                             =========   =========   =========
             Pro forma                     $   539,899    (70,343)  (290,371)
                                             =========   =========   =========
         Income (loss) per common share:
            As reported                    $      .11           -       (.04)
                                             =========   =========   =========
            Pro forma                      $      .10        (.01)      (.05)
                                             =========   =========   =========

Pro forma net income reflects only options granted after March 31, 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of three to ten years, and compensation costs for options granted prior to April 1, 1995 are not considered.

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no reserved shares issued during the years ended March 31, 2000, 1999 or 1998.

On March 24, 2000, the Company's Board of Directors approved a new stock incentive plan of 300,000 shares. The Plan will be submitted for shareholder approval at the Company's annual meeting.



















                                       F-16
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


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


Future minimum lease payments under noncancelable operating leases as of March 31, 2000 are:

         Year ending March 31,
         ---------------------
                2001                                245,000
                2002                                206,000
                2003                                 17,000
                                                   --------
     Total minimum lease payments                $  468,000
                                                   ========

Rental expense for all operating leases was approximately $245,000 in 2000, $249,000 in 1999 and $187,000 in 1998.

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
                                                2000        1999        1998
                                                ----        ----        ----
     Commercial                            $ 12,801,147  13,929,177  13,434,352
     Military                              $  3,910,457   3,190,542   4,667,433
                                             ----------  ----------  ----------
                                           $ 16,711,604  17,119,719  18,101,785
                                             ==========  ==========  ==========









                                       F-17
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


Significant customers which accounted for 10% or more of sales in 2000, 1999 or 1998 and aggregate exports were:
                                                     Year ended March 31
                                                     -------------------
     Customer                                   2000        1999        1998
     --------                                   ----        ----        ----
Xerox Corporation                         $ 1,266,613    1,934,740    2,838,905
Noma Appliance & Electric, Inc.
  Noma Appliance, Inc.
    f/k/a Fleck Manufacturing, Inc.
   (a Xerox Corporation supplier)             954,288    1,623,904    1,666,516
Other Xerox suppliers                         987,424      124,473      133,044
Fermont Division                            2,115,722    1,397,211    2,817,079
                                            ---------    ---------    ---------
                                          $ 5,324,047    5,080,328    7,455,544
Exports:                                    =========    =========    =========
    Canada                                $ 1,342,365    1,794,855    1,894,215
    Far East                                  198,026      394,156      486,277
    Europe                                  3,243,918    2,787,224    2,554,772
    Mexico                                    563,550      711,067      979,187
    Australia                                 218,746      117,754      218,530
    South America                              12 430       37,383       20,994
    Middle East                                 5,281        2,067        3,397
                                            ---------    ---------    ---------
        Total exports                     $ 5,584,316    5,844,506    6,157,372
                                            =========    =========    =========


(9)  Benefit Plan

The Company's 401(k) plan covers all employees with one year of service who are at least twenty-one years old. The Company matches employee contributions dollar-for-dollar up to $300. On December 9, 1999, the Company's Board of Directors approved an increase in the company match up to $400 for the 2000 plan year. Total Company contributions were approximately $24,000 in 2000, $25,000 in 1999 and $29,000 in 1998.

















                                       F-18
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


(10)  Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


(11)  Stock Repurchase Plan

On December 9, 1999, the Company's Board of Directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market. The Company has not made any repurchases of shares as of March 31, 2000.


(12)  Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenues, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2000 and 1999 are:

                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 2000:
     Operating revenues         $  3,934,518  4,286,429  4,006,422  4,610,356
                                   =========  =========  =========  =========
     Gross profit               $  1,331,261  1,369,310  1,226,256  1,197,716
                                   =========  =========  =========  =========
     Operating income (loss)    $    287,290    264,425    228,310    133,005
                                   =========  =========  =========  =========
     Net income (loss)          $    203,825    180,405    113,603     87,922
                                   =========  =========  =========  =========
     Basic earnings per share   $     .04        .03        .02        .02
                                   =========  =========  =========  =========
     Diluted earnings per share $     .04        .03        .02        .02
                                   =========  =========  =========  =========

Year ended March 31, 1999:
     Operating revenues         $  4,753,401  4,467,032  3,714,398  4,276,183
                                   =========  =========  =========  =========
     Gross profit               $  1,426,715  1,282,222    829,614    539,910
                                   =========  =========  =========  =========
     Operating income (loss)    $    410,425    160,780   (136,931)  (522,601)
                                   =========  =========  =========  =========
     Net income (loss)          $    239,862     84,010    (70,001)  (237,979)
                                   =========  =========  =========  =========
     Basic earnings per share   $     .04        .02       (.02)      (.04)
                                   =========  =========  =========  =========
     Diluted earnings per share $     .04        .02       (.02)      (.04)
                                   =========  =========  =========  =========

                                       F-19
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2000, 1999 and 1998


The fourth quarter of the years ended March 31, 1999 was adversely affected by an approximately $250,000 reduction in inventory as a result of the Company's physical inventory. It is not practicable to determine what, if any, other quarters are affected by this adjustment.

The fourth quarter of the year ended March 31, 2000 was adversely affected by an approximately $51,000 reduction in property, plant and equipment as a result of the Company's physical inventory of certain equipment. It is not practicable to determine what, if any, other quarters are affected by this adjustment.











































                                       F-20
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                                    Schedule II

                          Valuation and Qualifying Accounts

                      Years ended March 31, 2000, 1999 and 1998




                                       Additions
                                 ----------------------
                    Balances at  Charged to  Charged to              Balances
                     beginning   costs and     other                 at end of
     Description     of period    expenses    accounts  Deductions    period
     -----------    ----------   ----------  ---------- ----------   ---------
Allowance for
   doubtful accounts:
   Year ended
   March 31, 2000  $   63,700      45,105          -      60,606        48,199
                      =======     =======    =======     =======       =======
   Year ended
   March 31, 1999  $   64,700      24,500          -      25,000        63,700
                      =======     =======    =======     =======       =======
   Year ended
   March 31, 1998  $   69,500           -          -       4,800        64,700
                      =======     =======    =======     =======       =======






























                                       F-21
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY RESEARCH CORPORATION


Dated:      6/9/2000                By:  /s/ Robert S. Wiggins
                                             Robert S. Wiggins
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                   Title                   Date

                                Chairman, Chief Executive
                                Officer, and Director
                                (Principal Executive
 /s/ Robert S. Wiggins          Officer)                        6/9/2000
     Robert S. Wiggins


                                Vice President of Finance and
                                Chief Financial Officer
                                (Principal Financial
 /s/ Scott J. Loucks            Officer)                        6/9/2000
     Scott J. Loucks


 /s/ Raymond H. Legatti         President and Director          6/9/2000
     Raymond H. Legatti


                                Senior Vice President
                                Government Operations
                                and Marketing and
 /s/ Raymond B. Wood            Director                        6/9/2000
     Raymond B. Wood


 /s/ Gerry Chastelet            Director                        6/16/2000
     Gerry Chastelet


 /s/ Edmund F. Murphy, Jr.      Director                        6/14/2000
     Edmund F. Murphy, Jr.


 /s/ Martin L. Poad             Director                        6/16/2000
     Martin L. Poad





                                       -25-