Form 10-Q
period 2000-06-30
TECHNOLOGY RESEARCH CORP
filed 2000-08-11
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2000

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 31, 2000
Common stock, $.51 par value                            5,434,262







                                TABLE OF CONTENTS




Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - June 30, 2000 and March 31, 2000.................................. 1

Condensed Consolidated Statements of Operations
     - Three months ended June 30, 2000 and June 30, 1999................ 2

Condensed Consolidated Statements of Cash Flows
     - Three months ended June 30, 2000 and June 30, 1999................ 3

Notes to Condensed Consolidated Financial Statements..................... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 5

Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk... 7

Part II - Other Information


Item 1 - Legal Proceedings............................................... 7

Item 2 - Changes in Securities........................................... 7

Item 3 - Defaults Upon Senior Securities................................. 7

Item 4 - Submission of Matters to a Vote of Shareholders................. 7

Item 5 - Other Information............................................... 7

Item 6 - Exhibits and Reports on Form 8-K................................ 7


Signatures............................................................... 8




















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  June 30       March 31
                                                    2000          2000
                                                -----------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $   1,822,427     2,696,010
  Accounts receivable, net                       3,165,621     3,105,541
  Income tax receivable                             30,723        76,600
  Inventories:
    Raw material                                 3,615,143     3,927,770
    Work in process                                500,662       351,964
    Finished goods                               1,128,163       928,855
                                                ----------    ----------
      Total inventories                          5,243,968     5,208,589
  Prepaid expenses                                 266,165        70,118
  Deferred income taxes                            484,222       477,100
                                                ----------    ----------
      Total current assets                      11,013,126    11,633,958
                                                ----------    ----------
Property, plant, and equipment                   9,419,224     9,190,133
  Less accumulated depreciation                  5,027,273     4,911,305
                                                ----------    ----------
      Net property, plant, and equipment         4,391,951     4,278,828
                                                ----------    ----------
Other assets                                        54,264        77,839
                                                ----------    ----------
                                              $ 15,459,341    15,990,625
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               1,262,122       805,342
  Accrued expenses                                 299,557       349,962
  Dividends payable                                 70,131        69,902
  Deferred income                                  141,176       141,176
                                                ----------    ----------
     Total current liabilities                   1,772,986     1,366,382
Long-term debt, excluding current installments   1,500,000     2,500,000
Deferred income                                     41,176        73,530
Deferred income taxes                               47,657        60,655
                                                ----------    ----------
     Total liabilities                           3,361,819     4,000,567
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,782,439     2,782,435
  Additional paid-in capital                     7,528,469     7,528,473
  Retained earnings                              1,826,759     1,679,150
                                                ----------    ----------
                                                12,137,667    11,990,058
  Treasury stock                                   (40,145)            -
                                                ----------    ----------
     Total stockholders' equity                 12,097,522    11,990,058
                                                ----------    ----------

                                              $ 15,459,341    15,990,625
                                                ==========    ==========

<F1>
* The balance sheet as of March 31, 2000 has been summarized from the Company's audited balance sheet as of that date.
<F2>
See accompanying notes to condensed consolidated financial statements.






















                                  - 1 -

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                              Three Months Ended
                                                    June 30

                                               2000        1999
                                            ----------  ----------
Operating revenues:
  Net sales                              $   4,743,167   3,914,286
  Royalties                                     53,353      20,232
                                            ----------  ----------
                                             4,796,520   3,934,518
                                            ----------  ----------

Operating expenses:
  Cost of sales                              3,317,127   2,583,025
  Selling, general, and administrative         889,756     804,597
  Research, development and engineering        292,323     259,606
                                            ----------  ----------
                                             4,499,206   3,647,228
                                            ----------  ----------
    Operating income                           297,314     287,290
                                            ----------  ----------
Other income (deductions):
  Interest and sundry income                    25,022      18,221
  Interest expense                             (40,010)    (43,897)
  Gain on foreign exchange                         596       1,211
                                            ----------  ----------
                                               (14,392)    (24,465)
                                            ----------  ----------
       Income before income taxes              282,922     262,825
Income taxes                                    80,756      59,000
                                            ----------  ----------
       Net income                        $     202,166     203,825
                                            ==========  ==========

Basic earnings per share                 $        0.04        0.04
                                            ==========  ==========
Weighted average number of common
  shares outstanding                         5,446,636   5,455,756
                                            ==========  ==========

Diluted earnings per share               $        0.04        0.04
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,503,603   5,461,762
                                            ==========  ==========


Dividends paid                           $         .01           -
                                            ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                                  - 2 -

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     Three  Months Ended
                                                           June 30

                                                      2000        1999
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     202,166     203,825

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    115,968     187,977
      Increase in accounts receivable                 (60,080)    (11,072)
      Increase in inventories                         (35,379)   (221,410)
      Decrease in income taxes receivable              45,877      51,652
      Decrease (increase) in prepaid expenses        (196,047)     23,222
      Increase in deferred income taxes               (20,120)          -
      Decrease in other assets                         23,575       9,953
      Increase in accounts payable                    456,780       7,476
      Increase (decrease) in accrued expenses         (50,405)     29,230
      Decrease in deferred income                     (32,354)          -
                                                   ----------  ----------
        Net cash provided by operating activities     449,981     280,853
                                                   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                               (229,091)   (178,586)
                                                   ----------  ----------
        Net cash used by investing activities        (229,091)   (178,586)
                                                   ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt             (1,000,000)    (18,750)
  Dividends paid                                      (54,328)          -
  Purchase of treasury stock                          (40,145)          -
                                                   ----------  ----------
        Net cash used by financing activities      (1,094,473)    (18,750)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents     (873,583)     83,517

Cash and cash equivalents at beginning of period    2,696,010   1,653,952
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   1,822,427   1,737,469
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

    The results of operations for the three-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.


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


3. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 was to be effective for the Company's quarter ended March 31, 2000. However, in March 2000, the SEC issued SAB 101A which delays the effective date to the Company's quarter ended June 30, 2000. Recently, the SEC indicated it would be providing further written guidance with respect to the adoption of specific issues addressed by SAB 101. Based on what is currently known by the Company, management does not believe that adoption of SAB 101 will have a material impact on its financial position or results of operations.





















                                   - 4 -
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months Ended June 30, 2000 versus Three Months Ended
June 30, 1999

The Company's operating revenues (net sales and royalties) for the first quarter ended June 30, 2000 were $4,796,520, compared to $3,934,518 reported in the same quarter last year, an increase of approximately 22%. Net income for the current quarter was $202,166, compared to $203,825, for the same quarter last year. Basic and diluted earnings for the current period were $.04 per share compared to $.04 per share for the same quarter last year.

The increase in revenues for the Company's first quarter ended June 30, 2000, compared to the prior year's quarter, was due to both commercial and military sales improving by $518,217 and $310,664, respectively. Royalty income was also up by $33,121. Although sales increased significantly, net income remained approximately the same due to higher operating expenses and lower adjusted gross profit margins for the current quarter.

The increase in commercial sales over the first quarter of the prior year was primarily due to the level of OEM business, led by sales to the high pressure sprayer/washer market. The Company's distribution and consumer/retail business also showed growth, but sales to Xerox Corporation were down approximately 16%. The Company expects total commercial sales to show growth throughout the remainder of the fiscal year. The increase in military sales was primarily due to the Company being in full production of the control devices related to the 5/10/15KW Tactical Quiet Generator (TQG) System programs. Direct military shipments of spare parts were also strong in the first quarter. The Company expects military sales to strengthen throughout the fiscal year as shipments are made under the new 3KW TQG Program. Shipments under this program commenced in July 2000 and will ramp up to full production by October 2000.

The Company's gross profit margin on net sales was 30% for the current quarter and 34% for the same quarter last year. Higher freight costs, inventory scrap and other manufacturing inefficiencies, which were primarily attributed to two new product lines, accounted for the lower margins.

Selling, general and administrative expenses for the current quarter were $889,756, compared to $804,597 in the same quarter last year, an increase of approximately 11%, reflecting higher professional fees, health insurance, advertising, travel and salary related expenses. Selling expenses were $521,392 for the current quarter, compared to $455,374 the same quarter last year, an increase of approximately 14%, and General and administrative expenses were $368,364, compared to $349,223 in the same quarter last year, an increase of approximately 5%.

Research, development and engineering expenses for the current quarter were $292,323, compared to $259,606 for the same quarter last year, an increase of approximately 13%, reflecting higher Underwriters Laboratory fees and salary related expenses.



                                   - 5 -
Interest expense, net of interest and sundry income was $14,392 for the current quarter, compared to $24,465 for the same quarter last year, reflecting less interest on a lower line of credit balance in the current quarter compared to the prior year.

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

The Company recently hired Nelson M. Fernandez to replace Hamze M. Moussa as President and General Manager of the Company's Honduras manufacturing facility in San Pedro Sula, Honduras. Mr. Moussa was in Honduras on a temporary assignment for the past year, and he will now return to the Company's Clearwater operation. Mr. Fernandez has a BSIE Degree from the Universidad de Mexico, Guadalajara, Mexico and is a seasoned professional with extensive experience managing small to medium size organizations, both domestically and offshore. In addition to his manufacturing expertise, he has specialized skills and training in quality systems, including ISO 9000 and Ford's QOS system.


Liquidity and Capital Resources

As of June 30, 2000, the Company's cash and cash equivalents decreased to $1,822,427 from the March 31, 2000 total of $2,696,010. The decrease in cash was due to the Company paying down its line of credit $1,000,000 in the current quarter.

On December 14, 1999, the Company closed on a $3,000,000 revolving credit loan with a new institutional lender. The term of the loan is for two years, and at the end of each year, the Company has the option to extend the maturity date another year. Similar to the previous line of credit, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 200 basis points. The Company's debt from advances on its new line of credit was $1,500,000 as of June 30, 2000.

The Company's working capital decreased by $1,027,436 to $9,240,140 at June 31, 2000, compared to $10,267,576 at March 31, 2000. The decrease was primarily due to the Company reducing its line of credit, as noted above. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

On August 30, 1999, the Company re-instituted its quarterly dividend policy at 1 cent per share with a annual cash dividend rate of 4 cents per share. The record date for the Company's first quarter dividend was June 30, 2000, and the Company paid that dividend on July 21, 2000.





                                   - 6 -
On December 9, 1999, the Company's Board of Directors, at its regularly scheduled board meeting, voted to authorize the Company to buy back up to 500,000 shares of common stock from time to time at its discretion. In the first quarter ended June 30, 2000, the Company purchased 21,500 shares of common stock ranging in price from $1.81 and $2.00 per share. The Company now has 478,500 remaining shares that it may purchase.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of June 30, 2000. The Company is exposed to changes in interest rates as a result of its bank credit agreement, which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year or the bank credit agreement's fair value.


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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    August 11, 2000           Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 8 -