Form 10-Q
period 2000-09-30
TECHNOLOGY RESEARCH CORP
filed 2000-11-13
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2000

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at October 31, 2000
Common stock, $.51 par value                            5,437,497







                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - September 30, 2000 and March 31, 2000............................. 1

Condensed Consolidated Statements of Operations--Three months and
       Six months ended September 30, 2000 and September 30, 1999........ 2

Condensed Consolidated Statements of Cash Flows
     - Six months ended September 30, 2000 and September 30, 1999........ 3

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

Item 4 - Submission of Matters to a vote of Shareholders..................8

Item 5 - Other Information............................................... 8

Item 6 - Exhibits and Reports on Form 8-K................................ 8


Signatures............................................................... 9


















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                               September 30     March 31
                                                    2000          2000
                                                -----------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $   1,236,231     2,696,010
  Accounts receivable, net                       2,858,224     3,105,541
  Income tax receivable                            163,022        76,600
  Inventories:
    Raw material                                 4,081,281     3,927,770
    Work in process                                638,232       351,964
    Finished goods                               1,137,284       928,855
                                                ----------    ----------
      Total inventories                          5,856,797     5,208,589
  Prepaid expenses                                 249,131        70,118
  Deferred income taxes                            468,974       477,100
                                                ----------    ----------
      Total current assets                      10,832,379    11,633,958
                                                ----------    ----------
Property, plant, and equipment                   9,573,402     9,190,133
  Less accumulated depreciation                  5,177,805     4,911,305
                                                ----------    ----------
      Net property, plant, and equipment         4,395,597     4,278,828
                                                ----------    ----------
Other assets                                        52,389        77,839
                                                ----------    ----------
                                              $ 15,280,365    15,990,625
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               1,312,345       805,342
  Accrued expenses                                 320,748       349,962
  Dividends payable                                 70,177        69,902
  Deferred income                                  141,176       141,176
                                                ----------    ----------
     Total current liabilities                   1,844,446     1,366,382
Long-term debt, excluding current installments   1,500,000     2,500,000
Deferred income                                     10,294        73,530
Deferred income taxes                               34,659        60,655
                                                ----------    ----------
     Total liabilities                           3,389,399     4,000,567
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,784,088     2,782,435
  Additional paid-in capital                     7,526,472     7,528,473
  Retained earnings                              1,620,551     1,679,150
                                                ----------    ----------
                                                11,931,111    11,990,058
  Treasury stock                                   (40,145)            -
                                                ----------    ----------
     Total stockholders' equity                 11,890,966    11,990,058
                                                ----------    ----------

                                              $ 15,280,365    15,990,625
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






















                                  - 1 -

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                        Three Months Ended       Six Months Ended
                                           September 30            September 30

                                         2000        1999        2000        1999
                                      ----------  ----------  ----------  ----------

Operating revenues:
  Net sales                        $   4,335,928   4,259,636   9,079,095   8,173,921
  Royalties                               49,203      26,793     102,556      47,025
                                      ----------  ----------  ----------  ----------
                                       4,385,131   4,286,429   9,181,651   8,220,946
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        3,320,075   2,890,326   6,637,202   5,473,349
  Selling, general, and administrative   939,694     844,594   1,829,450   1,649,191
  Research, development and engineering  329,368     287,084     621,691     546,689
                                      ----------  ----------  ----------  ----------
                                       4,589,137   4,022,004   9,088,343   7,669,229
                                      ----------  ----------  ----------  ----------
    Operating (loss) income             (204,006)    264,425      93,308     551,717
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income              21,024      18,998      48,829      38,428
  Interest expense                       (30,320)    (46,018)    (70,330)    (89,915)
  Loss on disposal of assets              (2,293)          -      (4,480)          -
                                      ----------  ----------  ----------  ----------
                                         (11,589)    (27,020)    (25,981)    (51,487)
                                      ----------  ----------  ----------  ----------
    Income (loss) before income taxes   (215,595)    237,405      67,327     500,230
Income taxes (benefit) expense           (63,548)     57,000      17,208     116,000
                                      ----------  ----------  ----------  ----------
       Net (loss) income           $    (152,047)    180,405      50,119     384,230
                                      ==========  ==========  ==========  ==========

Basic earnings (loss) per share    $       (0.03)       0.03        0.01        0.07
                                      ==========  ==========  ==========  ==========
Weighted average number of common
  shares outstanding                   5,440,444   5,455,756   5,441,795   5,455,756
                                      ==========  ==========  ==========  ==========
Diluted earnings (loss) per share  $       (0.03)       0.03        0.01        0.07
                                      ==========  ==========  ==========  ==========
Weighted average number of common
  and equivalent shares outstanding    5,534,624   5,464,014   5,519,537   5,463,609
                                      ==========  ==========  ==========  ==========

Dividends paid per share           $        0.01        0.01        0.02        0.01
                                      ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements.

                                  - 2 -

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Six Months Ended
                                                        September 30

                                                      2000        1999
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $      50,119     384,230

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    266,500     381,553
      Decrease in accounts receivable                 247,317      36,046
      Decrease (increase) in income taxes receivable  (86,422)    230,502
      Increase in inventories                        (648,208)   (499,568)
      Decrease (increase) in prepaid expenses        (179,013)     23,545
      Decrease (increase) in deferred income taxes    (17,870)     30,499
      Decrease in other assets                         25,450      45,327
      Increase in accounts payable                    507,003      55,576
      Increase(decrease) in accrued expenses          (29,214)     65,479
      Decrease in deferred income                     (63,236)          -
                                                   ----------  ----------
        Net cash provided by operating activities      72,426     753,189
                                                   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                               (383,269)   (275,357)
                                                   ----------  ----------
        Net cash used in investing activities        (383,269)   (275,357)
                                                   ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt             (1,000,000)    (37,500)
  Dividends paid                                     (108,791)          -
  Purchase of treasury stock                          (40,145)          -
                                                   ----------  ----------
        Net cash used in financing activities      (1,148,936)    (37,500)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents   (1,459,779)    440,332

Cash and cash equivalents at beginning of period    2,696,010   1,653,952
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   1,236,231   2,094,284
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

    The results of operations for the six-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


3. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB 101 was to be effective for the Company's quarter ended March 31, 2000. However, in March 2000, the SEC issued SAB 101A which delays the effective date to the Company's quarter ended September 30, 2000. Recently, the SEC indicated it would be providing further written guidance with respect to the adoption of specific issues addressed by SAB 101. Based on what is currently known by the Company, management does not believe that adoption of SAB 101 will have a material impact on its financial position, results of operations or cashflows.


4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. In June 1999, the Financial Accounting Standards
    Board issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of adoption of SFAS 133 for one year. The adoption of SFAS 137 will not have an impact on the Company's financial position, results of operations or cashflows.






                                   - 4 -
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months Ended September 30, 2000 versus Three Months Ended September 30, 1999

The Company's operating revenues (net sales and royalties) for the second quarter ended September 30, 2000 were $4,385,131, compared to $4,286,429 reported in the same quarter last year, an increase of approximately 2% even though sales to Xerox Corporation, and its suppliers, decreased $498,487. The Company had a net loss of $152,047, compared to net income of $180,405, for the same quarter last year. Basic and diluted losses for the current period were $(.03) per share compared to basic and diluted earnings of $.03 per share for the same quarter last year.

The loss for the quarter was primarily the result of higher than expected start-up costs for both the new military 3KW Tactical Quiet Generator (TQG) program and the initial high volume production of the Fire Shield( Safety Extension Cords, resulting in lower profit margins. The Company also recorded a write-off for an uncollectable account receivable and a one-time expense related to securing a new general manager for its Honduran manufacturing plant, both of which have been typically non-recurring expenses for the Company and resulted in approximately $(.02) per share of the loss for the current quarter.

The Company commenced delivery of the Inverter for the new 3KW TQG program and also delivered Fire Shield Safety Extension Cords to its customers on-time during the quarter. The Company believes the on-going sales activity for Fire Shield is encouraging and expects to continue to add new business for Fire Shield. The Company also expects to improve margins on the 3KW Inverter and Fire Shield Safety Extension Cords over the next several quarters by lowering material costs and improving productivity.

The Company's operating revenues (net sales and royalties) for the six-month period ended September 30, 2000 were $9,181,651, compared to $8,220,946 reported in the same period of the prior year, an increase of approximately 12%. Net income for the six-month period was $50,119, compared to $384,230, for the same period in the prior year. Basic and diluted earnings for the six-month period were $.01 per share compared to basic and diluted earnings of $.07 per share for the same period last year.














                                   - 5 -
The increase in revenues for the six-month period ended September 30, 2000, compared to the same period last year, was due to commercial sales improving by $277,585, military sales by $627,589 and royalty income by $55,531. The increase in commercial sales was due to an overall increase in the level of commercial business, including distribution, consumer and OEM sales except for Xerox Corporation and its suppliers, which decreased $613,242. The Company expects this trend in commercial sales to continue throughout the remainder of the fiscal year. The increase in military sales was mainly due to the Company being in full production of the control devices related to the 5/10/15/30/60KW TQG program in the Company's first quarter and the new 3KW TQG program in the second quarter. The Company will continue to be in full production of the Inverter for the new 3KW TQG program for the remainder of the fiscal year. The next production phase of the 5/10/15/30/60KW TQG program is scheduled to commence in the fourth quarter.

The Company's gross profit margin on net sales was approximately 23% for the current quarter and approximately 27% for the six-month period ended September 30, 2000, compared to 32% and 33% for the same periods last year, reflecting higher manufacturing costs as mentioned above.

Selling, general and administrative expenses were $939,694 for the current quarter and $1,829,450 for the six-month period ended September 30, 2000, compared to $844,594 and $1,649,191 for the same periods last year. Selling expenses were $508,876 for the current quarter and $1,030,268 for the six-month period ended September 30, 2000, compared to $480,097 and $935,471 for the same periods last year, an increase of approximately 6% and 10%, respectively, reflecting higher health insurance, advertising and commission expenses. General and administrative expenses were $430,818 for the current quarter and $799,182 for the six-month period ended September 30, 2000, compared to $364,497 and $713,720 for the same periods last year, an increase of approximately 18% and 12%, respectively, reflecting higher professional fees and the write-off of the account receivable mentioned above.

Research, development and engineering expenses were $329,368 for the current quarter and $621,691 for the six-month period ended September 30, 2000, compared to $287,084 and $546,689 for the same periods last year, an increase of approximately 15% and 14%, respectively, reflecting higher UL fees and salary related expenses.

Interest expense, net of interest and sundry income, for the current quarter was $9,296 and $21,501 for the six-month period ended September 30, 2000, compared to $27,020 and $51,487 for the same periods last year. This decrease reflects lower line of credit balances over the comparable periods.

The Company's effective income tax rate was 26% for the six-month period ended September 30, 2000, compared to 23% for the same period last year.


Liquidity and Capital Resources

As of September 30, 2000, the Company's cash and cash equivalents decreased to $1,236,231 from the March 31, 2000 total of $2,696,010. The decrease in cash was due to capital expenditures of approximately $400,000 and the Company paying down its line of credit by $1,000,000.





                                   - 6 -
On August 31, 2000, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date another year. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company is currently using the L.I.B.O.R. option. The Company's debt from advances on its new line of credit was $1,500,000 as of September 30, 2000.

The Company's working capital decreased by $1,279,643 to $8,987,933 at September 30, 2000, compared to $10,267,576 at March 31, 2000. The decrease was primarily due to the Company reducing its line of credit, as noted above The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The record date for the Company's second fiscal quarter dividend of $.01 per share was September 30, 2000, and the Company paid that dividend on October 20, 2000.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative instruments as of September 30, 2000. The Company is exposed to changes in interest rates as a result of its bank credit agreement, which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year or the bank credit agreement's fair value.


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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on August 24, 2000, the following matters were submitted for a vote by the shareholders:

     1. To elect seven members of the Board of Directors who will be elected to a one-year term of office.

                                  VOTES FOR   VOTES AGAINST
                                  ---------   -------------
         Robert S. Wiggins        4,945,679          55,060
         Raymond H. Legatti       4,951,918          48,821
         Raymond B. Wood          4,947,068          53,671
         Gerry Chastelet          4,952,612          48,127
         Edmund F. Murphy, Jr.    4,948,420          52,319
         Martin L. Poad           4,952,286          48,453

2. To ratify the selection by the Company's Board of Directors of KPMG LLP, Certified Public Accountants, as independent auditors of the Company for its fiscal year ending March 31, 2001.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To ratify auditors       9,967,081          29,189             8,108

     3. To approve and adopt the Technology Research Corporation 2000 Long Term Incentive Plan.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         Mandatory retirement     2,243,102         148,816            46,846


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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    November 14, 2000         Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 9 -