Form 10-Q
period 2000-12-31
TECHNOLOGY RESEARCH CORP
filed 2001-02-15
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2000

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


            Class                              Outstanding at January 31, 2001
____________________________                   _______________________________
Common stock, $.51 par value                            5,437,497



                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - December 31, 2000 and March 31, 2000............................... 1

Condensed Consolidated Statements of Operations
     - Three months and nine months ended December 31, 2000
       and December 31, 1999.............................................. 2

Condensed Consolidated Statements of Cash Flows
     - Nine months ended December 31, 2000 and December 31, 1999.......... 3

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

Item 4 - Submission of Matters to a vote of Shareholders.................. 8

Item 5 - Other Information................................................ 8

Item 6 - Exhibits and Reports on Form 8-K................................. 8


Signatures................................................................ 9

















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TECHNOLOGY RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31     March 31
                                                    2000          2000
                                               ------------    ---------
                 ASSETS                         (unaudited)       *
Current assets:
  Cash and cash equivalents                  $     401,243     2,696,010
  Accounts receivable, net                       2,464,070     3,105,541
  Income tax receivable                            294,996        76,600
  Inventories:
    Raw material                                 4,558,278     3,927,770
    Work in process                                658,028       351,964
    Finished goods                               1,796,177       928,855
                                                ----------    ----------
      Total inventories                          7,012,483     5,208,589
  Prepaid expenses                                 217,553        70,118
  Deferred income taxes                            475,384       477,100
                                                ----------    ----------
      Total current assets                      10,865,729    11,633,958
                                                ----------    ----------
Property, plant, and equipment                   9,250,054     9,190,133
  Less accumulated depreciation                  4,886,136     4,911,305
                                                ----------    ----------
      Net property, plant, and equipment         4,363,918     4,278,828
                                                ----------    ----------
Other assets                                        51,130        77,839
                                                ----------    ----------
                                              $ 15,280,777    15,990,625
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               1,572,488       805,342
  Accrued expenses                                 287,427       349,962
  Dividends payable                                 67,870        69,902
  Deferred income                                  117,647       141,176
                                                ----------    ----------
     Total current liabilities                   2,045,432     1,366,382
Long-term debt, excluding current installments   1,500,000     2,500,000
Deferred income                                          -        73,530
Deferred income taxes                               21,661        60,655
                                                ----------    ----------
     Total liabilities                           3,567,093     4,000,567
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,784,088     2,782,435
  Additional paid-in capital                     7,526,820     7,528,473
  Retained earnings                              1,442,921     1,679,150
                                                ----------    ----------
                                                11,753,829    11,990,058
  Treasury stock                                   (40,145)            -
                                                ----------    ----------
     Total stockholders' equity                 11,713,684    11,990,058
                                                ----------    ----------

                                              $ 15,280,777    15,990,625
                                                ==========    ==========

See accompanying notes to condensed consolidated financial statements.


























                                  - 1 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months Ended       Nine Months Ended
                                            December 31             December 31

                                         2000        1999        2000        1999
                                      ----------  ----------  ----------  ----------
Operating revenues:
  Net sales                        $   3,917,394   3,981,788  12,996,489  12,155,709
  Royalties                               63,889      24,634     166,445      71,659
                                      ----------  ----------  ----------  ----------
                                       3,981,283   4,006,422  13,162,934  12,227,368
                                      ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                        3,146,644   2,755,532   9,783,845   8,228,881
  Selling, general, and administrative   804,239     781,654   2,633,688   2,430,845
  Research, development and engineering  280,145     240,926     901,838     787,615
                                      ----------  ----------  ----------  ----------
                                       4,231,028   3,778,112  13,319,371  11,447,341
                                      ----------  ----------  ----------  ----------
    Operating income                    (249,745)    228,310    (156,437)    780,027
                                      ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income               4,510      24,116      57,360      62,544
  Interest expense                       (28,562)    (41,649)   (102,914)   (131,564)
  Loss on disposal of asset                 (841)    (20,174)     (5,320)    (20,174)
                                      ----------  ----------  ----------  ----------
                                         (24,893)    (37,707)    (50,874)    (89,194)
                                      ----------  ----------  ----------  ----------
      Income (loss) before income taxes (274,638)    190,603    (207,311)    690,833

Income tax expense (benefit)            (151,383)     77,000    (134,175)    193,000
                                      ----------  ----------  ----------  ----------
       Net income (loss)           $    (123,255)    113,603     (73,136)    497,833
                                      ==========  ==========  ==========  ==========

Basic (loss) earnings per share    $       (0.02)       0.02       (0.01)       0.09
                                      ==========  ==========  ===========  =========
Weighted average number of common
  shares outstanding                   5,442,062   5,455,756   5,440,505   5,455,756
                                      ==========  ==========  ==========  ==========

Diluted (loss) earnings per share  $       (0.02)       0.02       (0.01)       0.09
                                      ==========  ==========  ===========  =========
Weighted average number of common
  and equivalent shares outstanding    5,496,150   5,457,382   5,506,731   5,463,215
                                      ==========  ==========  ==========  ==========

Dividends paid                     $        0.01        0.01        0.03        0.02
                                      ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                                   - 2 -

                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                      Nine Months Ended
                                                         December 31

                                                      2000        1999
                                                   ----------  ----------
Cash flows from operating activities:
  Net income                                    $     (73,136)   497,833

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    608,707    589,687
      Decrease in accounts receivable                 641,471    491,682
      Increase in inventories                      (1,803,894)  (846,775)
      Decrease (increase) in prepaid expenses        (147,435)    34,502
      Decrease (increase) in income taxes receivable (218,396)   292,252
      Decrease (increase) in deferred income taxes    (37,278)    45,749
      Decrease in other assets                         26,709     39,736
      Increase in accounts payable                    767,146     99,443
      Decrease in accrued expenses                    (62,535)   (46,336)
      Decrease in deferred income                     (97,059)         -
                                                   ----------  ----------
        Net cash provided (used) by
            operating activities                     (395,700)  1,197,773
                                                   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                               (693,797)   (403,868)
                                                   ----------  ----------
        Net cash used by investing activities        (693,797)   (403,868)
                                                   ----------  ----------

Cash flows from financing activities:
  Principal payments of short-term debt                     -  (2,525,100)
  Net borrowings (payments) of long-term debt      (1,000,000)  2,443,750
  Dividends paid                                     (165,125)    (54,317)
  Purchase of treasury stock                          (40,145)          -
                                                   ----------  ----------
        Net cash used by financing activities      (1,205,270)   (135,667)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents   (2,294,767)    658,238

Cash and cash equivalents at beginning of period    2,696,010   1,653,952
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     401,243   2,312,190
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

    The results of operations for the nine-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.


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


4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. The Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) and Financial Accounting Standard No. 138, "Accounting for Certain Deravitive Instruments and Certain Hedging Activities" which amended and deferred the effective date of adoption of SFAS 133. The adoption of SFAS 137 and 138 will not have an impact on the Company's financial position, results of operations or cashflows.




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

Current Nine Months Ended December 31, 2000 versus Nine Months Ended December 31, 1999

The Company's operating revenues (net sales and royalties) for the third quarter ended December 31, 2000 were $3,981,283, compared to $4,006,422 reported in the same quarter of the prior year, a decrease of approximately 1%. Although military sales were up $474,688 for the current quarter, compared to the prior year's quarter, sales to Xerox Corporation, and its suppliers, were down $584,492. The Company had a net loss of $123,255, compared to net income of $113,603, for the same quarter of the prior year. Basic and diluted losses for the current period were $(.02) per share compared to basic and diluted earnings of $.02 per share for the same quarter of the prior year.

The loss for the quarter was primarily the result of the decrease in sales volume with Xerox Corporation and its suppliers and the result of higher than expected cost of manufacturing the Inverter for the new military 3KW Tactical Quiet Generator (TQG) program. The Company made progress in taking cost out of the Inverter in the third quarter, and the Company expects to continue improving margins on the 3KW Inverter going forward.

The Company's operating revenues (net sales and royalties) for the nine-month period ended December 31, 2000 were $13,162,934, compared to $12,227,368 reported in the same period of the prior year, an increase of approximately 8%. The Company had a net loss for the nine-month period of $73,136, compared to net income of $497,833, for the same period in the prior year. Basic and diluted losses for the nine-month period were $(.01) per share compared to basic and diluted earnings of $.09 per share for the same period of the prior year. The loss for the nine-month period ended December 31, 2000 was primarily due to the Company's startup of two new product lines, which experienced cost overruns during its second and third quarters as noted above and as noted in the Company's second quarter release.

The increase in revenues for the nine-month period ended December 31, 2000, compared to the same period in the prior year, was due to military sales increasing by $1,102,276 and royalty income increasing by $94,786. Sales to Xerox and its suppliers were down by $1,197,734 for the nine-month period ended December 31, 2000, compared to the same period in the prior year. Other commercial sales, including distribution, consumer and OEM sales, showed growth of $936,238, resulting in an overall decrease of $261,496 for commercial sales. Excluding Xerox, the Company expects this upward trend in commercial sales to continue throughout the remainder of the fiscal year. The increase in military sales was mainly due to the Company being in full production of the control devices related to the 5/10/15/30/60KW TQG program in the Company's first quarter and the new 3KW TQG program in the second and third quarters.
The Company will continue to be in full production of the Inverter for the new 3KW TQG program for the remainder of the fiscal year. Shipments under the next production phase of the 5/10/15/30/60KW TQG program have begun.



                                   - 5 -
The on-going sales activity for both Fire Shield extension cords and Fire Shield OEM products remain strong and should result in new business being added during the next several quarters. The Company will demonstrate its Fire Shield products at the Domotechnica Appliance Engineering Conference in Cologne, Germany during the first week of March 2001.

As part of an overall expense control program, the Company reduced its workforce by sixteen persons at its Clearwater, Florida facility in January 2001. In addition, the Company lowered other operating expenses and moved additional products to its Honduras manufacturing facility. The severance expense related to this reduction in personnel will be recorded in the Company's fourth quarter, ending March 31, 2001, and will be approximately $60,000.

The Company's gross profit margin on net sales was approximately 20% for the current quarter and approximately 25% for the nine-month period ended December 31, 2000, compared to 31% and 32% for the same periods last year, reflecting higher than expected manufacturing costs on the new military 3KW TGQ program in the Company's second and third quarters and low margins on the first high-volume production of Fire Shield extension cords in the Company's third quarter.

Selling, general and administrative expenses were $804,239 for the current quarter and $2,633,688 for the nine-month period ended December 31, 2000, compared to $781,654 and $2,430,845 for the same periods last year, an increase of approximately 3% and 8%, reflecting higher professional fees, advertising costs, sales commissions and health insurance costs. Selling expenses were $463,096 for the current quarter and $1,493,363 for the nine-month period ended December 31, 2000, compared to $450,826 and $1,386,297 for the same periods last year. General and administrative expenses were $341,143 for the current quarter and $1,140,325 for the nine-month period ended December 31, 2000, compared to $330,828 and $1,044,548 for the same periods last year.

Research, development and engineering expenses were $280,145 for the current quarter and $901,838 for the nine-month period ended December 31, 2000, compared to $240,926 and $787,615 for the same periods last year, primarily due to higher Underwriter Laboratory testing fees and health insurance costs.

Interest expense, net of interest and sundry income, for the current quarter was $24,052 and $45,554 for the nine-month period ended December 31, 2000, compared to $17,533 and $69,020, for same periods last year, reflecting lower cash balances in the current quarter and lower line of credit balances in the nine-month period.

In accordance with FSAS 109, "Accounting for Income Taxes", the Company does not record deferred income taxes on the foreign undistributed earnings of its investment in its Honduran subsidiary that is essentially permanent in duration. Accordingly, the Company's Honduran subsidiary has been profitable which causes a decrease in the effective tax rate of the Company. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted to the parent in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.




                                   - 6 -
Liquidity and Capital Resources

As of December 31, 2000, the Company's cash and cash equivalents decreased to $401,243 from the March 31, 2000 total of $2,696,010. The decrease in cash was due to capital expenditures of $693,797, and increase of inventory of $1,803,894 and the Company paying down its line of credit by $1,000,000.

On August 31, 2000, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date another year. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company is currently using the L.I.B.O.R. option. The Company's debt from advances on its new line of credit was $1,500,000 as of December 31, 2000.

The Company's working capital decreased by $1,447,279 to $8,820,297 at December 31, 2000, compared to $10,267,576 at March 31, 2000. The decrease was primarily due to the Company reducing its line of credit, as noted above, and the Company's operating loss through the nine month period. The Company believes cash flow from operations, the available bank line, and its short term investments and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The record date for the Company's third fiscal quarter dividend of $.01 per share was December 29, 2000, and the Company paid that dividend on January 19, 2001.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative instruments as of December 31, 2000. The Company is exposed to changes in interest rates as a result of its bank credit agreement, which is based on the London Interbank Offered Rate. A 10% increase in interest rates related to the Company's bank credit facility would not have a material effect on the Company's earnings over the next fiscal year or the bank credit agreement's fair value.


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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     February 15, 2000        Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 9 -