Form 10-K
period 2001-03-31
TECHNOLOGY RESEARCH CORP
filed 2001-06-28
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant, as of June 1, 2001 was $8,604,101, based upon the $1.80 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For the purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

As of June 1, 2001, the number of shares outstanding of the Registrant's common stock, $.51 par value, was 5,437,497.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement related to its 2001 Annual Meeting of Shareholders to be held on August 23, 2001 will be incorporated by reference into Part III of this Form 10-K and be filed with the Securities and Exchange Commission no later than July 13, 2001.
                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 13
Item 3.  Legal Proceedings  ........................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders  ..........13
Item 4a. Executive Officers of the Registrant  ........................ 14


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ................................. 15
Item 6.  Selected Financial Data  ..................................... 16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ......................... 17
Item 7a  Quantitative and Qualitative Disclosures About Market Risk  .. 21

Item 8.  Financial Statements and Supplementary Data  ................. 21
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 21


PART III

Item 10. Directors and Executive Officers of the Registrant  .......... 22
Item 11. Executive Compensation  ...................................... 22
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  ....................................... 22
Item 13. Certain Relationships and Related Transactions  .............. 22


PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K  ..................................... 22


SIGNATURES  ........................................................... 25

















                                      Part I

ITEM 1.  BUSINESS

General

Technology Research Corporation ("the Company") was incorporated in Florida in June 1981 with the intended purpose of pursuing orders for products to be designed and manufactured for sale to the military engine generator set controls market, a segment with which the Company's founders had acquired substantial experience. As a result, the Company continues to use its expertise in designing and supplying power monitors and control equipment to the United States Military and its prime contractors.

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

Until the year ended March 31, 1989, a majority of the Company's revenues were derived from sales of military products. The Company believes that its success in the design of ground fault sensing products forms the basis for the Company's greatest potential for future growth.

Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------     ----        --------     ----       ----------
    2001   $ 12,117,588     68.1     $ 5,687,823     31.9     $ 17,805,411
    2000     12,801,147     76.6       3,910,457     23.4       16,711,604
    1999     13,929,177     81.4       3,190,542     18.6       17,119,719
    1998     13,434,352     74.2       4,667,433     25.8       18,101,785
    1997     12,803,181     85.3       2,200,413     14.7       15,003,594

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       2001             $ 231,563
                       2000               126,121
                       1999                91,295
                       1998               329,166
                       1997               381,977

The Company's backlog of unshipped orders at March 31, 2001 was approximately $3.8 million. This backlog consists of approximately 36% commercial product orders and approximately 64% military product orders, all of which is expected to ship within Fiscal Year 2002.





                                       -3-
Commercial Products and Markets

Core Commercial Products. The Company's core commercial business was developed out of the demand for the following Underwriters Laboratories("UL") classifica-tions of ground fault protective devices: Ground Fault Circuit Interrupters ("GFCI"); Appliance Leakage Circuit Interrupters ("ALCI"); Leakage Current Detectors and Interrupters ("LCDI"); and Equipment Leakage Current Interrupters ("ELCI"). Ground fault protective devices help protect against the hazards of fire and electrical shock that result when water comes in contact with electrically "live" conductors or when faulty electrical grounding is found in old or damaged extension cords, appliance cords, house wiring and electrical equipment. The demand for the Company's commercial products has resulted from the National Electrical Code ("NEC"), UL product standards and voluntary efforts by industry to improve the electrical safety of their products.

Electrical safety is compromised when a ground fault occurs, which is a condition where electric current finds an abnormal path to ground, such as when a power tool comes in contact with water while plugged into a live outlet or when it is damaged in such a way as to cause internal wiring to come in contact with exposed metal parts allowing electricity to pass through the user of that power tool. Upon such occurrence, the entire device can become as electrically alive as the power line to which it is attached. If a person is touching such a live device while grounded (by being in contact with the ground or, for example, a metal pipe, gas pipe, drain or any attached metal device), that person can be seriously or fatally injured by electric shock. Fuses or circuit breakers do not provide adequate protection against such shock, because the amount of current necessary to injure or kill a human or animal is far below the level of current required for a fuse to blow or a circuit breaker to trip.

The Company's GFCI devices provide protection from dangerous electrical shock by sensing leakage of electricity and cutting off power. GFCIs are currently available in three types: circuit breaker, receptacle and portable. The Company specializes in the portable types of these products while participating to a lesser extent in the circuit breaker and receptacle markets. GFCIs constantly monitor electric current, and as long as the amount of current returning from the device is equal to the amount that is directed to the device, the GFCI performs no activities. Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard. Upon recognizing that condition, the GFCI terminates the flow of electricity instantaneously.

The Company's ALCI devices are intended to be used in conjunction with an electrical appliance whose function is to interrupt both conductors of the electric circuit to a load when a fault current to ground exceeds 4 - 6 mA (milli-amperes) and is less than that required to operate the over-current protection device of the circuit. ALCIs are intended to be used only in a circuit that has a solidly grounded neutral conductor, and are not intended to be used in place of a GFCI in applications where the GFCI is required. ALCIs are considered "personnel protection" devices. These products are intended for portable and short-time use, and should be used only while attended; for example, with kitchen appliances, floor care products, hair dryers, and the like, which are connected to a power supply circuit by means of a flexible cord terminating in an attachment plug.

The Company's LCDI devices are intended to reduce the risk of fires by disconnecting power when sensing current leakage between conductors of power cords. The Company's "Fire Shield" (TM) product lines are approved in the UL


                                       -4-
classification of LCDIs. Several years ago, both government and industry research into the major causes of fire led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented "Fire Shield", a product designed to prevent fires caused by damaged or aging appliance power supply cords and extension cords, which have been identified as a leading cause of electrical fires. On June 1, 1999, the Company announced major enhancements to its "Fire Shield" line of appliance power supply cords that will add a higher degree of safety against fire and electric shock for two wire appliances. These new capabilities have significant safety benefits to the consumer. These enhancements are based on feedback from the industry and from the staff of the United States Consumer Product Safety Commission ("CPSC") on the need to protect not only the power cord, but also the internal wiring of the appliance. In addition, on January 13, 2000, the Company announced its "Fire Shield" Home Wiring System at the International Home Builders' Show in Dallas, Texas. The purpose of this system is to continuously monitor the integrity of the installed household wiring and alert the home owner, in advance, of potentially dangerous electrical wiring conditions that could lead to fires. The latest annual statistics from the CPSC indicate that extension cords, toaster/toaster ovens, power cords on appliances and household wiring are responsible for over $400 million in residential fire damage, 240 lives lost and 860 injuries.

The Company's ELCI devices are intended to protect equipment, such as copy machines, printers and computers, from excessive electrical leakage of current that could occur due to the breakdown of insulation between live and grounded parts, which could cause fires and other damage. Xerox Corporation voluntarily uses the Company's ELCI products to protect many of its business machines.

Impact of Revised Product Standards. The NEC requires ground fault protection on many applications, which are enforced by OSHA and local government building codes and adhered to by most manufacturers. The Company presently focuses its marketing efforts in certain spot markets, which have developed in response to NEC imposed requirements. The NEC requirements are often incorporated into UL product standards.

In January 1989, high-pressure sprayer/washer manufacturers that desired UL listing of their products were required to include a GFCI and/or double-insulation protection on each electrically driven sprayer/washer. Sales to this industry were severely impacted in Fiscal Year 1996 as the majority of the sprayer/washer manufacturers opted for the more cost effective double-insulated technology rather than GFCI technology. Effective January 1996, the double-insulation provision was eliminated from the National Electric Code, but until recently, UL had not updated its standard enforcing this change. Sales to this industry were approximately $4.5 million less in each of the Fiscal Years 1996, 1997, 1998 and 1999, compared to Fiscal Year 1995, due to the choice of sprayer/washer manufacturers not using the Company's GFCI products and due to the delay of UL enforcing on the industry the requirement for GFCI technology. The revised standard UL 1776 requiring the use of GFCIs for UL listed sprayer/washers has been issued, and the effective date for compliance was May 6, 2000. The result was that sales to this market grew to approximately $2.4 million in Fiscal Year 2001 from approximately $1.5 million in Fiscal Year 2000.

On January 1, 1991, a NEC requirement became effective that requires a protective device to be incorporated into hair dryers to protect users from possible electrocution. In response to this NEC change, the Company developed a smaller GFCI plug that incorporates its patented GFCI/ALCI technology.


                                       -5-
Also, Article 625 of the 1996 Edition of the NEC requires electric vehicle ("EV") charging systems to include a system that will protect people against serious electric shock in the event of a ground fault. The Company has shipped product to the majority of the major automobile manufacturers in support of their small EV production builds, and the Company is active with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis. Sales for the Company's EV safety products remain relatively low due to the small number of electric vehicles produced. Improvements in battery technology, along with mandates from individual states for zero emission vehicles, are projected to make this a viable market in the year 2003.

And recently, on May 23, 2001, the NEC accepted a proposal requiring cord fire prevention on room air conditioners for adoption into the 2002 national electric code, pending any successful appeal to the Standards Council or petition to its Board of Directors opposing its acceptance. The proposal requires that room air conditioners be provided with either LDCI or Arc Fault Circuit Interrupter ("AFCI") protected cord sets by their manufacturers. The Company believes that its "Fire Shield" cord set would provide manufacturers of room air conditioners with the best solution for this new requirement. The next step in the implementation process will be for UL to finalize the product standard for this requirement. The Company believes this newly created market could generate significant revenues in approximately two years. Industry estimates indicate that 6.5 million room air conditioners were shipped in the year 2000.

The Company currently manufactures and markets various portable GFCI, ALCI and ELCI products, such as plug-in portable adapters, several extension cord models in various lengths, various modules for original equipment manufacturers ("OEM") customers, and variations of such products for voltage differences in both the United States and foreign markets. The Company is focusing more of its marketing efforts in placing its products with major retailers, which include Sears Mall stores, Home Depot, Orchard Supply Hardware, Petco and TruServ(the buying co-op for True Value Hardware Stores) as well as many independent retailers through distributors. The Company's products are also being offered through magazines, catalogs and E-commerce retailers.

License Agreements. The Company has been issued several domestic and foreign patents on its portable GFCI, which incorporate design features not available on any similar product known to the Company (see Patents, Licenses and Trademarks on page 10 for further information). The Company has entered into seven license agreements and three sales and marketing agreements concerning the portable GFCI, ALCI, ELCI and LCDI. These agreements are with entities located in Australia, France, Italy, Japan, the United Kingdom and the United States and are for the purpose of market penetration into those areas where it would be difficult for the Company to compete on a direct basis.

On December 31, 1999, the Company entered into a new license agreement with Applica Inc. (previously named Windmere-Durable Holdings, Inc. ), which replaces its initial license agreement (the "Agreement"). Applica Inc. is a large Miami, Florida based manufacturer and distributor of a wide variety of, among other items, household appliances and portable personal care products utilizing electric current (e.g. hair dryers and curlers, irons, food mixers, toasters and toaster ovens and numerous other items), most of which are sold both domestically and internationally. The Agreement authorizes Applica Inc. to use the Company's extended "Fire Shield" technology to detect fires and electrical shock in toasters and toaster ovens manufactured by Applica Inc. under the Black & Decker(R) brand name. The Agreement called for an up front payment plus a royalty payment for each unit manufactured using the Company's

                                       -6-
"Fire Shield" technology. The Company's proprietary extended "Fire Shield" technology enables Applica Inc. to provide its customers an unparalleled degree of safety for toasters and toaster ovens. The "Fire Shield" technology includes the ability to detect an open flame in toasters or toaster ovens, or insulation/dielectric failure due to build up of grease or other substances, and disconnect the power reducing the risk of injury or property damage. In addition, the "Fire Shield" technology protects the user from electrocution or serious injury from electrical shock due to insulation failure or damage to the electrical wiring of the appliance. The Applica Inc. appliances that use this technology will display a "Fire Shield" marking on the appliance or packaging. In addition, Applica Inc. recently announced that the Company's "Fire Shield" technology will be incorporated as part of the Advanced Safety Technology(TM) ("AST") system that is designed into their new line of Black & Decker(R) heaters and toasters. The AST(TM) system is a combination of the most advanced and significant safety features available today that can help prevent fires and electric shock in appliances.


Military Products and Markets

The Defense Logistics Agency established a program rating system for its suppliers in 1995, and since its inception and for the sixth straight year, the Company has been honored as a Best Value Medalist for the highest rating Gold Category, which signifies the Company's commitment to military contract performance.

The Company is currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors. The term "control equipment" refers to the electrical controls used to control the electrical power output of the generating systems. In general, the controls monitor and regulate the operation of generator mobile electric generating system sets. Electric generating systems are basic to all branches of the military, and demand has remained relatively constant, unlike products utilized in armaments and missiles. Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets, which incorporate the Company's products. The Company is a qualified supplier for 37 control equipment products as required by the Department of Defense and is a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies. These products are also furnished for spare parts support for existent systems in the military inventory.

In late 1989, the Company completed the redesign of the control equipment related to the Tactical Quiet Generator ("TQG") Systems program and provided prototype units to a prime contractor for testing, which was completed in the third fiscal quarter of Fiscal Year 1992. Subsequently, the Company received production orders for these products from the U.S. Government's prime contractor in the approximate amount of $12.4 million covering the time period from August 1992 to July 1998. All deliveries have been completed under these contracts. The new contract that has been awarded by the U.S. Government for 5/10/15KW TQG Systems to the prime contractor is for a 10-year period with the last ordering period year being 2007. The Company completed shipments under the first production release valued at $1.9 million in the fourth quarter of Fiscal Year 1999 and under the second production release valued at $1.2 million in the fourth quarter of Fiscal Year 2001. Shipments that commenced in April

                                       -7-
2001 under the third release were valued at approximately $1.0 million. The estimated value of this 10-year contract for the Company for its 5/10/15KW control equipment is $8.2 million.

In November 1998, the Company received orders in the amount of approximately $6.3 million for its control equipment for the new 3KW TQG systems. After first article testing was completed by the U.S. Government's prime contractor, the Company's first production release valued at $2.8 million was shipped in Fiscal Year 2001. Shipments under the second production release valued at $1.5 million began in June 2001, and the Company will begin shipments under the third and final release valued at $1.6 million in the second half of Fiscal Year 2002. The Company expects military sales to remain strong in Fiscal
Year 2002.

The Company continues to furnish various types of electrical power monitors for military Naval shipboard requirements. The monitors are used on all classes of Naval surface vessels, such as minesweepers, destroyers, guided missile cruisers and aircraft carriers in addition to other types of Naval vessels. The monitors are furnished for new vessel production, retrofit upgrades and existent vessels requiring spare support parts. The Company also supplies the military with electrical devices for control and monitoring of the on-board auxiliary power diesel electric generating system for the new C2v Armored Tactical Vehicle, Electronic Command Post System and the newly developed armored ambulances. These devices include A.C. power monitor assemblies (which provide system protection and status display on on-board computers), generator voltage regulators, power transformers, A.C. over current and short circuit protection monitor assemblies and current sensing transformers. All of these products have met the high shock and vibration and endurance testing requirements during both highly accelerated stress screening tests and vehicle road testing at the Aberdeen Proving Grounds of the United States Department of Defense.

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

                                       -8-
The Company's military products are subject to testing and qualification standards imposed by the U. S. Government. The Company has established a quality control system, which has been qualified by the United States Department of Defense to operate under the requirements of a particular specification (MIL-I-45208). To the extent the Company designs a product that it believes meets those specifications, it submits the product to the responsible government testing laboratory. Upon issue of the qualification approval and source listing, the product is rarely subject to re-qualification; however, the U. S. Government may disqualify a product if it is subject to frequent or excessive operational failures. In addition, the Company's governmental contracts provide that the current specifications and requirements could be changed at any time, which would require the Company to redesign its existing products or develop new products which would have to be submitted for testing and qualification prior to their approval for purchase by the military or its prime contractors. Certain contracts also require witness testing and acceptance by government inspectors prior to shipment of the product.

The Company's wholly owned foreign subsidiary, TRC/Honduras S.A. de C.V. is an ISO 9002 certified manufacturing facility; is an approved supplier to Xerox Corporation; and has UL, Canadian Standards Association ("CSA") and the German standards association Verband Deutsher Elektrotechniker ("VDE") approvals.


Design and Manufacturing

The Company currently designs almost all of the products which it produces and generally will not undertake special design work for customers unless it receives a contract or purchase order to produce the resulting products. The Company continues to work with foreign licensees to design products for foreign markets. A significant number of the Company's commercial and military electronic products are specialized in that they combine both electronic and magnetic features in design and production.

The business of an electronics manufacturer, such as the Company, primarily involves assembly of component parts. The only products which the Company manufactures from raw materials consists of its transformers and magnetic products. The manufacture of such products primarily involves the winding of wire around magnetic steel cores. Recently, in an effort to lower cost by vertical integration, the Company also molds its own plastic parts for its commercial product lines at its manufacturing facility in Honduras. The remainder of the products which the Company manufactures are assembled from component parts that are produced or distributed by other companies.

On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC/Honduras, S.A. de C.V., a wholly owned subsidiary of Technology Research Corporation, for the purpose of manufacturing the Company's high-volume products. TRC/Honduras, S.A. de C.V. conducts its operations in a leased 42,000 square foot building located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras. The lease is for a term of five years with an option to extend the lease for another five years. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, a twenty year Honduran federal income tax holiday and a ten year Honduran municipal income tax holiday for any profits generated by the Company's Honduran subsidiary, and various other benefits.

The Company continues to manufacture its specialized military products and low-volume commercial products in its 43,000 square foot facility in Clearwater, Florida.
                                       -9-
Patents, Licenses, and Trademarks

The Company's President, Mr. Legatti, has designed and the Company has been issued four U.S. patents and two British, Canadian, Italian and Australian patents with respect to its portable GFCIs that have features not presently available on any similar product. Also, patents on the similar devices have been issued from France, Japan, Germany, Canada, Australia, United Kingdom, Japan, Italy, Sweden and Korea. In addition, the Company was issued a patent covering the basic technology for its "Fire Shield" electrical arc fault protective system. Several other patent applications have been filed by the Company and are awaiting action, which will complement the Company's core technology and products. The Company's U.S. patents will be valid for either 20 years from filing or 17 years from date of issue in the United States running from January 1986. The term of the Company's patents in all other countries vary from 15 to 20 years.

On October 12, 1999, Xerox Corporation was issued a patent, which listed
Mr. Legatti as a co-inventor for the Modular, Distributed Equipment Leakage Circuit Interrupter. This product is used on some of Xerox's business machines and shuts off power when sensing a certain leakage of electricity, which could produce dangerous results.

The Company believes that the success of its business depends more on the technical and engineering expertise, marketing and service abilities of its employees than on patents, trademarks and copyrights. Nevertheless, the Company owns several patents and has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. Furthermore, although the Company vigorously protects its patents, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company or that foreign intellectual property laws will protect the Company's intellectual property rights in any foreign country.

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

The Company has no other patents on or licensee agreements with respect to its products or technology, but has registered its TRC trademark with the U.S. Patent and Trademark Office.


Marketing

The Company's products are sold throughout the world, primarily through an in-house sales force, licenses and sales and marketing agreements. Although the Company will continue to market existing and new products through these channels, the Company is looking for other viable channels through which to market its products. The Company relies significantly upon the marketing skills and experience, as well as the business experience, of the management of the Company in marketing its products.

                                       -10-
The Company complements its sales and marketing activity through the use of additional distributors and sales representative organizations. The Company's internal distribution division, TRC Distribution, is supported by 31 independent sales representatives who sell to over 1,500 electrical, industrial and safety distributors.

The Company also markets through OEMs that sell the Company's products under their own brand label. Additionally, the Company has exhibited its products at numerous trade shows, which have resulted in new commercial markets including the recreational vehicle industry and the appliance industry.

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


Major Customers and Exports

Individual customers and aggregate exports which accounted for 10% or more of sales were:
                                                    Year ended March 31
     Customer                                 2001         2000         1999
     --------                                 ----         ----         ----
Xerox Corporation                         $   723,982    1,266,613    1,934,740
Noma Appliance & Electric, Inc.
  Noma Appliance, Inc.
    f/k/a Fleck Manufacturing, Inc.
   (a Xerox Corporation supplier)             531,835      954,288    1,623,904
Other Xerox suppliers                         299,596      987,424      124,473
Fermont (a division of ESSI, a U.S.
   Government Prime Contractor)             4,305,101    2,115,722    1,397,211
                                            ---------    ---------    ---------
                                          $ 5,860,514    5,324,047    5,080,328
Exports:                                    =========    =========    =========
    Canada                                $   579,511    1,342,365    1,794,855
    Far East                                  805,762      198,026      394,156
    Europe                                  2,328,325    3,243,918    2,787,224
    Mexico                                    383,046      563,550      711,067
    Australia                                  83,232      218,746      117,754
    South America                              13,784       12 430       37,383
    Middle East                                22,299        5,281        2,067
                                            ---------    ---------    ---------
        Total exports                     $ 4,215,959    5,584,316    5,844,506
                                            =========    =========    =========






                                       -11-
Overall, the Company's exports were down approximately 25% in Fiscal Year 2001, compared to the Company's prior fiscal year, due to Xerox Corporation and its suppliers whose sales were down from the previous fiscal year by approximately $1.65 million. Xerox and its suppliers accounted for approximately 9% of the Company's sales for Fiscal Year 2001, compared to approximately 19% for the prior fiscal year. Excluding Xerox, exports to the Company's international OEM customers were stronger for Fiscal Year 2001, compared to the Company's prior fiscal year.

The Company's military product sales are primarily to OEM prime contractors and secondarily to military procurement logistic agencies for field service support on previously shipped systems. In Fiscal Year 2001, military sales were approximately 32% of total sales, compared to 23% in the prior year. The increase was primarily due to the level of sales with Fermont, the U.S. Government's prime contractor for the 5/10/15KW Tactical Quiet Generator Systems and the new 3KW Variable Speed Generator(See MD&A discussion for more detail). Fermont accounted for approximately 24% of the Company's sales for Fiscal Year 2001, compared to approximately 13% for the prior fiscal year.

Because Xerox and Fermont account for such a large percentage of the Company's sales, the loss of either customer would have a material adverse effect on the Company's business.

The Company has no relationship with any of its customers except as a supplier of product.


Competition

The commercial and military business of the Company is highly competitive.

In the commercial market, the Company has significant competition, except with respect to its "Fire Shield" products. The Company believes, however, that product knowledge, patented technology, ability to respond quickly to customer requirements, positive customer relations, price, technical background and industry experience are major competitive factors, and that it competes favorably with respect to these factors. In addition, the Company's patented GFCI technology utilizes, in certain adaptations, waterproofing, a retractable ground pin and "trip mechanism" techniques, each of which provides the Company, in the judgment of its management, with a current competitive advantage.

In the military market, the Company's products must initially pass government specified tests. The Company must compete with other companies, some being larger and some smaller than the Company, acting as suppliers of similar products to prime government contractors. The Company believes that knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market. The Company believes that it has competitive strengths in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment. A substantial portion of spare part procurement is set aside for small business concerns, which are defined in general as entities with fewer than 1,000 employees. Because the Company is classified as a small business concern, it qualifies for such set aside procurements for which larger competitors are not qualified.
The entry barriers to the military market are great because of the need, in most cases, for products to pass government tests and qualifications.



                                       -12-
Research, Development and Engineering

The Company employs 12 persons in the Engineering Department, all of whom are engaged either full or part-time in research and development activities. This department is engaged in designing and developing new commercial and military products and improving existing products to meet the needs of the Company's customers.

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

The Company spent $1,197,874 in Fiscal Year 2001, $1,035,994 in Fiscal Year 2000 and $1,107,253 in Fiscal Year 1999 on research, development and engineering activities. None of these activities were sponsored or financed by customers, and all have been expensed as incurred. The Company anticipates spending levels to remain constant in the new fiscal year.


Employees

As of March 31, 2001, the Company employed 89 persons on a full time basis, and of that total, 51 employees were engaged in manufacturing operations, 12 in engineering, 13 in marketing and 13 in administration. The Company's Honduran subsidiary employed 372 persons on a full time basis as of March 31, 2001, and of that total, 362 employees were engaged in manufacturing operations and 10 in administration. Competition for such management, technical, manufacturing, sales and support personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

None of the Company's employees are represented by a collective bargaining unit, and the Company considers its relations with employees to be stable. While the Company believes it has established good relations with its local labor force in both the United States and Honduras, its reliance upon a foreign manufacturing facility subjects the Company to risks inherent in international operations. Those risks include inflationary pressures, unexpected changes in regulatory requirements, changes in political climate, difficulties in coordinating and managing foreign operations and foreign labor issues. Any of the foregoing could have a material adverse effect on the Company.


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




                                       -13-
In March 1997, the Company entered into a five year lease agreement with ZIP San Jose, an industrial park located in San Pedro Sula, Honduras, for a 42,000 square foot building in which the Company manufactures its high-volume products. The Company has the option of extending the lease another five years if it wishes. Lease payments began in May 1997 and continue through July 2002.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.


ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT


Name                                 Age             Position

Robert S. Wiggins                     71             Chief Executive Officer,
Chairman of the Board

Raymond H. Legatti                    69             President

Raymond B. Wood                       66             Senior Vice President of
                                                     Government Operations and
                                                     Marketing

Scott J. Loucks                       39             Vice President of Finance,
                                                     Chief Financial Officer


ROBERT S. WIGGINS, has served as Chairman of the Board, Chief Executive Officer and Director since March 1988. Additional biographical data on Mr. Wiggins may be found in Section III of the Company's Proxy.

RAYMOND H. LEGATTI, served as the Company's President since the Company's inception in 1981. Additional biographical data on Mr. Legatti may be found in
Section III of the Company's Proxy.

RAYMOND B. WOOD, has served as the Senior Vice President of Government Operations and Marketing since the Company's inception in 1981. Additional biographical data on Mr. Wood may be found in Section III of the Company's Proxy.

SCOTT J. LOUCKS, has served the Company in various capacities since March 1985. Mr. Loucks performed the duties of Information Technology Manager for 4 years, of Controller for 8 years and of Vice President of Finance and Chief Financial Officer since August 1996. Mr. Loucks has a Bachelor of Science Degree in computer science and a Minor Degree in mathematics from Florida State University. Mr. Loucks has also been a Director and the Secretary of the Company's Honduran subsidiary, TRC/Honduras S.A. de C.V., since February 1997.

                                       -14-
                                  Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

The Company's shares of Common Stock are registered under 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market System. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal years ended March 31, 2001, 2000 and 1999 as reported by NASDAQ.

                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
March 31, 2001:
  First Quarter                       $ 2.5625 $ 1.5000         $ 0.01
  Second Quarter                        3.9375   1.8125           0.01
  Third Quarter                         3.0625   1.3750           0.01
  Fourth Quarter                        2.0938   1.1875           0.01
                                                                $ 0.04
March 31, 2000:
  First Quarter                       $ 2.0000  $ 0.9375        $    -
  Second Quarter                        1.8750    1.1563           .01
  Third Quarter                         1.5000    0.6250           .01
  Fourth Quarter                        4.5000    1.2500           .01
                                                                 -----
                                                                 $ .03
March 31, 1999:
  First Quarter                       $ 2.5000  $ 1.0625         $   -
  Second Quarter                        2.8438    1.5625             -
  Third Quarter                         2.0000    0.9375             -
  Fourth Quarter                        1.3750    1.0000             -
                                                                 -----
                                                                 $   -


As of June 1, 2001, the approximate number of the Company's shareholders was
474. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represent an additional 2,700 shareholders.

The Company's authorized capital stock, as of June 1, 2001, consisted of 10,000,000 shares of authorized common stock, par value $.51, of which 5,437,497 shares were issued and outstanding.

On August 30, 1999, the Company re-instituted its quarterly dividend policy at $.01 per share with a annual cash dividend rate of $.04 per share. The Company paid dividends of $.04 per share in Fiscal Year 2001, $.03 per share in Fiscal Year 2000 and no cash dividends were paid in Fiscal Year 1999.








                                       -15-
ITEM 6.  SELECTED FINANCIAL DATA


                          2001       2000       1999       1998       1997
                          ----       ----       ----       ----       ----
Year ended March 31:

  Operating revenues $ 18,036,974 16,837,725 17,211,014 18,430,951 15,385,571

  Gross profit       $  3,901,155  5,124,543  4,078,461  4,836,280  4,747,997

  Net income (loss)  $   (411,547)   585,755     15,892   (196,314)   566,658

  Basic earnings
    per share        $     (.08)       .11          -       (.04)       .11

  Weighted average number
    of common shares
    outstanding         5,439,811  5,455,756  5,455,756  5,332,571  5,321,698

  Diluted earnings
    per share        $     (.08)       .11          -       (.04)       .10

  Weighted average number
    of common and
    equivalent shares
    outstanding         5,439,811  5,473,220  5,476,134  5,332,571  5,441,620

  Cash dividends
    Paid             $      .04        .03          -        .18        .24


March 31:

  Working capital    $  8,898,697 10,267,576  6,899,677  6,875,679  9,651,145

  Total assets       $ 15,156,548 15,990,625 15,146,175 15,746,818 15,637,949

  Current
    liabilities      $  2,012,335  1,366,382  3,521,949  4,243,200  2,903,154

  Long-term debt     $  1,750,000  2,500,000     56,250    131,250    206,250

  Total liabilities  $  3,835,998  4,000,567  3,578,199  4,374,450  3,109,404

  Retained earnings  $  1,050,135  1,679,150  1,257,068  1,241,176  2,397,353

   Total stockholders'
  equity             $ 11,320,550 11,990,058 11,567,976 11,372,368 12,528,545










                                       -16-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results:

Fiscal Years 2001 and 2000 Comparison

The Company's operating revenues (net sales and royalties) for the year ended March 31, 2001 totaled $18,036,974, compared to $16,837,725 reported in the previous year ended March 31, 2000, an increase of approximately 7%. The Company had a net loss of $411,547 for Fiscal Year 2001, compared to net income of $585,755 for Fiscal Year 2000. Basic and diluted losses were $(.08) per share for Fiscal Year 2001, compared to basic and diluted earnings of $.11 per share for Fiscal Year 2000.

The increase in revenues for the Company's Fiscal Year 2001, compared to Fiscal year 2000, was due to higher military sales of $1,777,366 resulting from Inverters being shipped under the new 3KW Tactical Quiet Generator (TQG) program in addition to its core spare parts and 5/10/15/30/60KW TQG business. The Company expects military sales to remain strong for Fiscal Year 2002.
Total commercial sales were down $683,559, primarily as a result of lower sales to Xerox and its suppliers. Commercial sales, other than Xerox, were up $987,009 for the fiscal year. The Company expects modest growth in overall commercial sales in Fiscal Year 2002, although sales to Xerox may continue to weaken. Royalty income was up $105,442 in Fiscal Year 2001 as a result of the licensing agreement with Applica Inc., formerly Windmere-Durable Holdings Inc.

Significant factors for the Company's loss in Fiscal Year 2001 include the following: first, the Company experienced manufacturing inefficiencies throughout its second and third quarters during the startup of two new product lines; second, the Company recorded severance expenses of approximately $125,000 related to reductions in its workforce at both the Company's Clearwater and Honduras facilities in its fourth quarter; third, the Company recorded an inventory write-off of approximately $150,000 in its fourth quarter to reserve for material associated with a discontinued commercial product line; fourth, the Company's labor cost increased approximately 35% in Honduras during its third quarter as a result of a government mandated increase in minimum wage; fourth, the Company incurred rework costs associated with engineering design changes implemented to bring certain international products up to specification with a new standard; and fifth, higher than expected initial costs of manufacturing the Inverter for the new military 3KW TQG program. The Company made progress in lowering the labor cost of the Inverter in Fiscal Year 2001, and by negotiating better purchase prices for supplied materials, the Company will realize the benefit of reduced material cost as well in the next production phase, starting in June 2001. The Company's challenge for Fiscal Year 2002 is to improve profit margins in a competitive marketplace, especially in those commercial markets where competitors manufacture in the far east.

The Company's gross profit margin was approximately 22% of net sales for Fiscal Year 2001 compared to 31% in the prior year, primarily due to those reasons stated above as significant factors in the Company's loss for Fiscal Year 2001.

On December 13, 2000, the Company announced that its Board of Directors approved a plan to engage an investment-banking firm for the purpose of offering the Company for sale to a strategic buyer who could work with the Company in expanding its business and provide the resources needed to realize the full market potential of "Fire Shield", a technology designed to reduce fires in electrical cords. On February 15, 2001, the Company selected an

                                       -17-
investment-banker, and with their assistance, the Company is currently reviewing a number of preliminary expressions of interest. Any discussions are currently at an early stage, and there can be no assurance as to their outcome.

Selling, general and administrative expenses for Fiscal Year 2001 were $3,490,326, compared to $3,301,640 for the prior year, an increase of approximately 6%. Selling expenses were $2,008,092 for Fiscal Year 2001, compared to $1,863,656 for the prior year, an increase of approximately 8%, reflecting an increase in health insurance costs of $68,744, advertising costs of $77,223, commissions to outside sales reps of $43,995 and a reduction of $45,526 in other expenses. General and administrative expenses were $1,482,234 for Fiscal Year 2001, compared to $1,437,984 for the prior year, an increase of approximately 3%, primarily due to a $43,342 write-off of an accounts receivable.

Research, development and engineering expenses for Fiscal Year 2001 were $1,197,874, compared to $1,035,994 for the prior year, an increase of approximately 16%, reflecting an increase in salary related expenses of $94,840, UL expenses of $59,755, health insurance costs of $24,288 and a reduction of $17,003 in other expenses.

Interest expense, net of interest and sundry income, for Fiscal Year 2001 was $76,572, compared to $92,041 for the prior year, reflecting lower interest rates and the Company using less of its Line of Credit.

Income tax (benefit) expense for the years ended March 31, 2001 and 2000 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income (loss) as the operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $51,000 in 2001 and $221,000 in 2000, and no income taxes have been provided on these results of operations. The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $225,000 at March 31, 2001 and $174,000 at March 31, 2000. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary was paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.


Fiscal Years 2000 and 1999 Comparison

The Company's operating revenues (net sales and royalties) for the year ended March 31, 2000 were $16,837,725, compared to $17,211,014 reported in the period ended March 31, 1999, a decrease of approximately 2%. The Company's pre-tax profit, however, increased by $995,000 in Fiscal Year 2000, compared to Fiscal Year 1999, and net income was $585,755 for the year ended March 31, 2000, compared to $15,891 for Fiscal Year 1999, a substantial improvement. Basic and diluted earnings were $.11 per share for the year ended March 31, 2000, compared to basic and diluted earnings of $.00 per share for Fiscal Year 1999. The improvement in net income was due to higher military sales and increased manufacturing productivity. As a result, the Company was able to improve operating performance this year in a highly competitive marketplace.

Military sales were up $719,915 for Fiscal Year 2000, compared to Fiscal Year 1999, primarily due to the Company being in full production of the control

                                       -18-
devices related to the 5/10/15/30/60KW Tactical Quiet Generator (TQG) System programs. In addition, direct military shipments of spare parts and of control devices for the C2V Armored Bradley Chassis Tactical Vehicle were strong in Fiscal Year 2000. Commercial sales were down $1,128,031, of which $457,557 was related to Xerox and its suppliers.

Royalty income was up $34,827 in Fiscal Year 2000 as a result of the new license agreement with Windmere-Durable, Holdings Inc. (now Applica, Inc.) In January 2000, the Company received $200,000 from Applica Inc. in return for exclusive rights to the Company's "Fire Shield" technology on certain household appliances effective January 2000 through May 2001. The Company recorded this up-front payment as royalty income over the 17-month exclusivity period. In January 2000, the Company also received $50,000 from Applica, Inc. as a credit against royalties due in the future, which the Company has yet to record into royalty income as of March 31, 2001.

The Company's gross profit margin was approximately 31% of net sales for Fiscal Year 2000 compared to 24% for Fiscal Year 1999, reflecting lower manufacturing costs primarily due to the Company transferring additional manufacturing processes from its Clearwater, Florida plant to its plant in San Pedro Sula, Honduras.

Selling, general and administrative expenses for Fiscal Year 2000 were $3,301,640, compared to $3,150,830 for Fiscal Year 1999, an increase of approximately 5%. Selling expenses were $1,863,656 for Fiscal Year 2000, compared to $1,766,018 for the prior year, an increase of approximately 6%, reflecting higher advertising costs of $24,147, salary related expenses of $83,814 and a reduction of $10,323 in other expenses. General and administrative expenses were $1,437,984 for Fiscal Year 2000, compared to $1,384,812 for Fiscal Year 1999, an increase of approximately 4%, reflecting those expenses related to retaining an investor relations firm in Fiscal Year 2000.

Research, development and engineering expenses for Fiscal Year 2000 were $1,035,994, compared to $1,107,253 for Fiscal Year 1999, a decrease of approximately 6%, reflecting lower salary related expenses due to fewer number of employees in the department.

Interest expense, net of interest and sundry income, for Fiscal Year 2000 was $92,041, compared to $106,133 for Fiscal Year 1999, reflecting lower interest expense, due to the Company not using its line of credit for approximately three weeks while refinancing its debt during the third quarter.

Income tax (benefit) expense for the years ended March 31, 2000 and 1999 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income (loss) as the operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $221,000 in 2000 and $329,000 in 1999, and no income taxes have been provided on these results of operations. The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $174,000 at March 31, 2000 and ($47,000) at March 31, 1999. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary was paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

                                       -19-
Liquidity and Capital Resources

As of March 31, 2001, the Company's cash and cash equivalents decreased to $184,772 from the March 31, 2000 total of $2,696,010. The decrease in cash was due to cash used in operating activities of $775,753, cash used for investing activities of $725,680 and cash used in financing activities of $1,009,805, totaling $2,511,238.

Cash used in operating activities was primarily due to inventory increasing by $1,143,685, which was offset to some extent by accounts payable increasing by $774,609. Inventories increased for the following reasons; first, shipments to Xerox Corporation and its suppliers decreased suddenly leaving the Company in an overstocked position in the amount of approximately $120,000; second, the Company ordered raw materials and built finished product in the amount of approximately $650,000 in anticipation of certain "Fire Shield" orders which have not materialized as of yet; and third, raw materials increased in the amount of approximately $350,000 due to increased business with the military and its prime contractors. The Company anticipates that it will be able to reduce the inventory associated with Xerox Corporation and "Fire Shield" within six to twelve months based on current requirements. The increase in accounts payable was due to the Company extending its payment terms with its suppliers.

Cash used in financing activities was primarily due to the Company paying down its line of credit by $750,000 in order to reduce its interest expense.

Cash used in investing activities was related to purchases of capital equipment only. The Company normally purchases between $500,000 to $750,000 of capital equipment each year.

On August 31, 2000, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2002. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company is currently using the L.I.B.O.R. option. The Company's debt from advances on its new line of credit was $1,750,000 as of March 31, 2001.

The Company's working capital decreased by $1,368,879 to $8,898,697 at March 31, 2001, compared to $10,267,576 at March 31, 2000. The decrease was primarily due to the Company reducing its line of credit, as noted above, and the Company's operating loss through the twelve-month period. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The record date for the Company's fourth fiscal quarter dividend of $.01 per share was March 31, 2001, and the Company paid that dividend on April 20, 2001.


New Accounting Standards

In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS
No. 133 which deferred the effective date of the adoption of SFAS No. 133.  The

                                       -20-
Company adopted SFAS No. 133 on April 1, 2001. The Company held no derivative financial instruments during fiscal year ending March 31, 2001, therefore, the adoption of this standard will have no effect on the consolidated financial statements.

In September 2000, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125 ("FAS 140") was issued. FAS 140 replaces Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and otherwise reiterates many of the provisions of FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.
FAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management believes the adoption of FAS 140 will not have a material impact on the Company's financial position, results of operations or cash flows.


Forward Looking Statements

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and may be identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends", "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report. Such key factors include, but are not limited to, the acceptance of any new products, such as "Fire Shield", into the marketplace, the effective utilization of the Company's Honduran manufacturing facility, changes in manufacturing efficiencies and the impact of competitive products and pricing. The Company cannot be assured that future results, levels of activity, performance or goals will be achieved, and the Company disclaims any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations due to its variable LIBOR pricing. Accordingly, a 1% change in LIBOR will result in an interest expense change of approximately $17,500.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Response to this item is submitted in a separate section of this report starting at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                       -21-
                                  PART III


Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2001.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.   Consolidated Financial Statements
             of Technology Research Corporation:

         See index on page F-1.


     2. The following Consolidated Financial Schedules for the years ended March 31, 2001, 2000, and 1999 are submitted herewith:

         See index on page F-1.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     3.  Exhibits included herein:

         Inserted after Financial Statements.


(B)  Reports on Form 8K

     No reports on Form 8K have been filed by the registrant during the last quarter of the fiscal year.
























                                       -22-
                         TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY


                                    Index


                                                                         Page

Independent Auditors' Report                                             F-1

Financial Statements:

  Consolidated Balance Sheets                                            F-2

  Consolidated Statements of Operations                                  F-3

  Consolidated Statements of Stockholders' Equity                        F-4

  Consolidated Statements of Cash Flows                                  F-5

  Notes to Consolidated Financial Statements                             F-6


Schedule

II  Valuation and Qualifying Accounts for the Years Ended March 31,
  2001, 2000 and 1999                                                    F-22































                                       F-1
                           Independent Auditors' Report


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                KPMG LLP

St. Petersburg, Florida
April 30, 2001


















                                       F-2
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000

                    Assets                                2001         2000
Current assets:                                           ----         ----
   Cash and cash equivalents                         $    184,772    2,696,010
     Accounts receivable,
          less allowance for doubtful accounts of
          $60,760 in 2001 and $48,199 in 2000 (note 4)  3,364,817    3,105,541
     Income tax receivable (note 5)                       278,500       76,600
     Inventories (notes 2 and 4)                        6,352,274    5,208,589
     Prepaid expenses and other current assets            145,134       70,118
     Deferred income taxes (note 5)                       585,535      477,100
                                                       ----------   ----------
                    Total current assets               10,911,032   11,633,958
                                                       ----------   ----------
Property, plant and equipment (notes 3, 4 and 7)        9,304,618    9,190,133
     Less accumulated depreciation                      5,106,407    4,911,305
                                                       ----------   ----------
                    Net property, plant and equipment   4,198,211    4,278,828
                                                       ----------   ----------
Other assets                                               47,305       77,839
                                                       ----------   ----------
                                                     $ 15,156,548   15,990,625
                                                       ==========   ==========
     Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                          $  1,579,951      805,342
     Accrued expenses:
          Compensation                                    231,806      298,531
          Other                                           108,990       51,431
     Dividends payable                                     68,058       69,902
     Deferred income                                       23,430      141,176
                                                       ----------   ----------
                    Total current liabilities           2,012,335    1,366,382
Debt (note 4)                                           1,750,000    2,500,000
Deferred income, excluding current portion                 50,000       73,530
Deferred income taxes (note 5)                             23,663       60,655
                                                       ----------   ----------
                    Total liabilities                   3,835,998    4,000,567
                                                       ----------   ----------
Stockholders' equity (note 6):
     Common stock, $.51 par value.  Authorized
     10,000,000 shares; issued and outstanding
     5,437,497 and 5,455,756 in 2001 and 2000           2,784,088    2,782,435
     Additional paid-in capital                         7,526,472    7,528,473
     Retained earnings                                  1,050,135    1,679,150
                                                       ----------   ----------
                                                       11,360,695   11,990,058
     Treasury stock, at cost - 21,500 shares              (40,145)           -
                                                       ----------   ----------
                    Total stockholders' equity         11,320,550   11,990,058
Commitments and contingencies (notes 7 and 10)
                                                     $ 15,156,548   15,990,625
                                                       ==========   ==========
See accompanying notes to consolidated financial statements.

                                       F-2
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Operations
                      Years ended March 31, 2001, 2000 and 1999


                                             2001         2000         1999
Operating revenues:                          ----         ----         ----
   Net sales (note 8)                   $ 17,805,411   16,711,604   17,119,719
   Royalties                                 231,563      126,121       91,295
                                          ----------   ----------   ----------
                                          18,036,974   16,837,725   17,211,014
                                          ----------   ----------   ----------
Operating expenses:
   Cost of sales                          13,904,256   11,587,061   13,041,258
   Selling, general, and administrative    3,490,326    3,301,640    3,150,830
   Research, development, and engineering  1,197,874    1,035,994    1,107,253
                                          ----------   ----------   ----------
                                          18,592,456   15,924,695   17,299,341
                                          ----------   ----------   ----------
      Operating (loss) income               (555,482)     913,030      (88,327)
                                          ----------   ----------   ----------
Other income (deductions):
   Interest and sundry income                 55,736       89,257       84,211
   Interest expense                         (135,519)    (184,832)    (193,902)
   Loss on disposal of property,
        plant and equipment                   (5,320)     (20,174)           -
   Gain on foreign exchange                    3,211        3,534        3,558
                                          ----------   ----------   ----------
                                             (81,892)    (112,215)    (106,133)
                                          ----------   ----------   ----------
      (Loss) income before income taxes     (637,374)     800,815     (194,460)

Income taxes (benefit) expense (note 5)     (225,827)     215,060     (210,352)
                                          ----------   ----------   ----------
      Net (loss) income                 $   (411,547)     585,755       15,892
                                          ==========   ==========   ==========
Basic (loss) earnings per share         $      (0.08)         .11            -
                                          ==========   ==========   ==========
Diluted (loss) earnings per share       $      (0.08)         .11            -
                                          ==========   ==========   ==========
Weighted average number of common and
     equivalent shares outstanding:
          Basic                            5,439,811    5,455,756    5,455,756
                                          ==========   ==========   ==========

          Diluted                          5,439,811    5,473,220    5,476,134
                                          ==========   ==========   ==========


See accompanying notes to consolidated financial statements.








                                       F-3
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                     Years ended March 31, 2001, 2000 and 1999


                                                        Retained
                                             Additional earnings              Total
                          Common stock       paid-in (accumulated Treasury stockholders'
                       Shares      Amount    capital    deficit)    stock     equity
Balances at            ------      ------    -------    --------- --------  ----------
March 31, 1998:     5,332,571  $ 2,719,611  7,411,581   1,241,176       -   11,372,368

Exercise of stock
  options via exchange
  of 30,915 common shares
  and cash of $179,716
  for 154,100 new common
  shares              123,185       62,824    116,892           -        -     179,716

Net income                  -            -          -      15,892        -      15,892
                    ---------    ---------  ---------   --------- ---------  ---------
Balances at
March 31, 1999:     5,455,756  $ 2,782,435  7,528,473   1,257,068        -  11,567,976

Dividends - $.03 per share  -            -          -    (163,673)       -    (163,673)

Net income                  -            -          -     585,755        -     585,755
                    ---------    ---------  ---------   --------- ----------  --------
Balances at
March 31, 2000:     5,455,756  $ 2,782,435  7,528,473   1,679,150        -  11,990,058

Dividends - $.04 per share  -            -          -    (217,468)       -    (217,468)

Net loss                    -            -          -    (411,547)       -    (411,547)

Exercise of stock
  options via exchange
  of 2,534 common shares
  and cash of $(348) for
  5,775 new common
  shares                3,241        1,653     (2,001)          -        -        (348)

Treasury stock,
  at cost             (21,500)           -          -           -  (40,145)    (40,145)
                    ---------    ---------  ---------   --------- --------  ----------

March 31, 2001:     5,437,497    2,784,088  7,526,472   1,050,135  (40,145) 11,320,550
                    =========    =========  =========   ========= ========  ==========


See accompanying notes to consolidated financial statements.




                                       F-4
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                      Years ended March 31, 2001, 2000 and 1999


                                                2001        2000        1999
Cash flows from operating activities:           ----        ----        ----
  Net income (loss)                       $   (411,547)    585,755      15,892
    Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
        Accretion of interest                        -           -     (21,098)
        Loss on disposal of equipment            5,320      20,174           -
        Allowance for doubtful accounts         12,561     (15,501)     (1,000)
        Depreciation and amortization          800,977     850,092     733,906
        Decrease (increase) in
           accounts receivable                (271,837)     30,216    (408,200)
        Decrease (increase) in income
           taxes receivable                   (201,900)    255,822     (35,035)
        Decrease (increase) in inventories  (1,143,685)   (484,407)    601,227
        Decrease (increase) in prepaid expenses
           and other current assets            (75,016)      5,686     159,791
        Decrease (increase) in deferred
           income taxes                       (145,427)     98,565     (52,982)
        Decrease (increase) in other assets     30,534      45,738    (114,118)
        Increase in deferred income           (141,176)    214,706           -
        Increase (decrease) in
           accounts payable                    774,609     156,090    (567,372)
        Increase (decrease) in
           accrued expenses                     (9,166)     17,978    (123,879)
                                             ---------   ---------   ---------
           Net cash provided by (used in)
              operating activities            (775,753)  1,780,914     187,132
                                             ---------   ---------   ---------
Cash flows from investing activities:
  Maturities of short-term investments               -           -   1,055,000
  Capital expenditures for property,
     plant and equipment                      (725,680)   (548,122)   (772,326)
                                             ---------   ---------   ---------
           Net cash provided by (used in)
              investing activities            (725,680)   (548,122)    282,674
                                             ---------   ---------   ---------
Cash flows from financing activities:
  Net (repayments) borrowings under
     line-of-credit agreement                 (750,000)     49,900           -
  Principal payments on mortgage
     note payable                                    -    (131,250)    (75,000)
  Acquisition of treasury stock                (40,145)          -           -
  Proceeds from exercise of
     stock options and warrants                   (348)          -     135,348
  Dividends paid                              (219,312)   (109,384)    (30,000)
                                             ---------   ---------   ---------
           Net cash provided by (used in)
              financing activities          (1,009,805)   (190,734)      30,348
                                             ---------   ---------   ---------
Net increase (decrease) in cash and
    cash equivalents                        (2,511,238)  1,042,058     500,154


Cash and cash equivalents at
   beginning of year                         2,696,010   1,653,952   1,153,798
                                             ---------   ---------   ---------
Cash and cash equivalents at end of year  $    184,772   2,696,010   1,653,952
                                             =========   =========   =========
Supplemental cash flow information:
  Cash paid for interest                  $    139,761     180,590     193,902
                                             =========   =========   =========
  Cash paid (received) for income taxes   $    121,500    (139,327)   (228,299)
                                             =========   =========   =========


See accompanying notes to consolidated financial statements.














































                                       F-5
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



(1)  Summary of Significant Accounting Policies

(a)  Description of Business

Technology Research Corporation and subsidiary (the "Company") is engaged in the design, development, manufacturing, and marketing of electronic control and measurement devices related to the distribution of electrical power and specializes in electrical safety products that prevent electrocution, electrical fires and protect against serious injury from electrical shock. The Company's corporate headquarters are located in Clearwater, Florida. The Company incorporated TRC Honduras, S.A. de C.V., a wholly owned subsidiary, for the purpose of manufacturing the Company's high volume products in Honduras. The Company primarily sells its products to original equipment manufacturers involved in a variety of industries including business machinery and personal care appliances and to governmental entities. The Company performs credit evaluations of all new customers and generally does not require collateral. Historically, the Company has experienced minimal losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The Company's customers are located throughout the world.
See note 8 for further information on major customers. The Company also licenses its technology for use by others in exchange for a royalty or product purchases. Licensees are located in Australia, France, Italy, Japan, the United Kingdom and the United States.


(b)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


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


(d)  Financial Instruments

The Company believes the book value of its debt approximates fair value due to its short-term nature and the variable interest rate.




                                       F-7
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



(e)  Principles of Consolidation

The consolidated financial statements include the financial statements of Technology Research Corporation and its wholly owned subsidiary, TRC Honduras, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.


(f)  Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments with a maturity of three months or less to be cash equivalents. Short-term investments at March 31, 2001 and 2000 consisted of interest bearing demand deposit accounts.


(g)  Revenue Recognition

The Company recognizes revenue when an order has been received, pricing is fixed, product has been shipped, and collectibility is reasonably assured. Title to goods passes to customers upon shipment, there are no customer acceptance provisions included in sales contracts and the Company has no installation obligation subsequent to product shipment. Similarly, revenue is recognized upon shipment to distributors as title passes to them without additional involvement or obligation. Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties. Cost of sales includes the Company's estimate of any additional warranty, rework or other concessions the Company expects to incur in connection with a sale.

Government sales are fixed price contracts. The Company has not experienced losses in the past on such contracts. Should the Company identify a loss on a future contract, the Company would account for the loss under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, and record a charge against earnings in the period the estimated loss was identified.

The Company accrues minimum royalties due from customers over the related royalty period. Royalties earned in excess of minimum royalties due are recognized as reported by the licensees. The Company enters into license agreements and receives nonrefundable license fees in exchange for the use of technology previously developed by the Company. The licensee receives the right to manufacture and sell certain products exclusively within specified geographic areas. The nonrefundable license fees are recorded as deferred revenue and recognized as income on a straight-line basis over the exclusivity period of the agreement. A termination or change to the initial license agreement could result in an accelerated recognition of the deferred revenue. License fees are included in royalty revenue.




                                       F-8
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



(h)  Impairment of Long-Lived Assets and
     Long-Lived Assets to Be Disposed Of

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.


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


(l)  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied.



                                       F-9
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



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


(n)  New Accounting Standards

In 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 which deferred the effective date of the adoption of SFAS No. 133. The Company adopted SFAS No. 133 on April 1, 2001. The Company held no derivative financial instruments during fiscal year ending March 31, 2001, therefore, the adoption of this standard will have no effect on the consolidated financial statements.

In September 2000, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125 ("FAS 140") was issued. FAS 140 replaces Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). FAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and otherwise reiterates many of the provisions of FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. FAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management believes the adoption of FAS 140 will not have a material impact on the Company's financial position, results of operations or cash flows.










                                       F-10
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



(2)  Inventories

Inventories at March 31, 2001 and 2000 consist of:


                                                   2001          2000
                                                   ----          ----

     Raw materials                            $ 4,443,662     3,927,770
     Work in process                              224,449       351,964
     Finished goods                             1,684,163       928,855
                                                ---------     ---------
                                              $ 6,352,274     5,208,589
                                                =========     =========

Approximately 47 percent and 40 percent of inventories were located in Honduras at March 31, 2001 and 2000, respectively.


(3)  Property, Plant and Equipment

Property, plant and equipment at March 31, 2001 and 2000 consists of:


                                                                    Estimated
                                             2001        2000      useful lives
                                             ----        ----      ------------
     Building and improvements         $  1,609,961   1,519,681      20 years
     Machinery and equipment              7,694,657   7,670,452    5 - 15 years
                                          ---------   ---------    ------------
                                       $  9,304,618   9,190,133
                                          =========   =========

Approximately 27 percent and 25 percent of property, plant and equipment is located in Honduras at March 31, 2001 and 2000, respectively.

















                                       F-11
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



(4)  Debt

Debt at March 31, 2001 and 2000 consists of the following:


                                                            2001           2000
                                                            ----           ----

$3,000,000 line of credit; interest at LIBOR plus
175 basis points, (6.63% at March 31, 2001).           $ 1,750,000            -





$3,000,000 line of credit; interest at LIBOR plus
200 basis points, (8.16% at March 31, 2000).                     -    2,500,000
                                                         ---------    ---------
          Debt, excluding current installments         $ 1,750,000    2,500,000
                                                         =========    =========


Borrowings under the line of credit are secured by all accounts receivable, inventories, and property, plant and equipment, and require the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth amounts. The Company was in compliance with these covenants at March 31, 2001 and 2000. The line was renewed in August 2000 and the full balance outstanding is due December 14, 2002, unless renewed.
























                                       F-12
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



(5)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001 and 2000 are presented below:


                                                            2001       2000
                                                            ----       ----
Deferred tax assets:
     Accounts receivable, principally due to
          allowance for doubtful accounts             $    22,000     17,000
     Deferred income for financial reporting               26,000     77,000
     Inventories, principally due to valuation
          allowance for financial reporting purposes
          and additional costs inventoried for
          tax purposes                                    361,000    286,000
     Accrued expenses, principally due to accrual
          for financial reporting purposes                 32,000     35,000
     Net operating loss carryforwards                     184,000     58,000
     Tax credit carryforwards                             122,000    214,000
                                                         --------   --------
               Total gross deferred tax assets            747,000    687,000

               Less valuation allowance                    60,000    187,000
                                                         --------   --------
                                                          687,000    500,000
                                                         --------   --------
Deferred tax liabilities:
     Property, plant and equipment, principally
          due to differences in depreciation             (125,128)   (83,555)
                                                         --------   --------
                Net deferred tax assets               $   561,872    416,445
                                                         ========   ========

Net deferred tax assets are included in the accompanying balance sheets at March 31, 2001 and 2000 as:


                                                            2001       2000
                                                            ----       ----

Deferred income taxes, current asset                  $   585,535    477,100
Deferred income taxes, noncurrent liability               (23,663)   (60,655)
                                                         --------   --------
                                                      $   561,872    416,445
                                                         ========   ========





                                       F-13
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



Management assesses the likelihood deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences are deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset related to net operating loss and tax credit carryforwards, the Company will need to generate future taxable income of approximately $170,000 each year prior to the expiration of the net operating loss and tax credit carryforwards in 2003. Based upon the level of historical taxable income and projections for future taxable income, management believes the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 2001. The valuation allowance at March 31, 2001 and 2000 relates to tax credit carryforwards which management expects will expire unused.

At March 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $289,000, which are available to offset future taxable income through 2021. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $74,000, which are available to offset future Federal income taxes through 2003. As a result of an ownership change in 1989, the Internal Revenue Code limits the income tax benefit of $136,000 of net operating loss and $74,000 of tax credit carryforwards to approximately $61,000 each year.

The Company has approximately $48,000 of alternate minimum tax credit carryforward. This credit is not subject to an expiration date.

Income tax (benefit) expense for the years ended March 31, 2001, 2000 and 1999 consists of:


                                                2001        2000        1999
                                                ----        ----        ----
     Current:
          Federal                           $  (80,400)    116,495    (263,334)
          State                                      -           -           -
                                              --------    --------   ---------
                                               (80,400)    116,495    (263,334)
                                              --------    --------   ---------
     Deferred:
          Federal                             (133,874)     90,731      70,000
          State                                (11,553)      7,834     (17,018)
                                              --------    --------   ---------
                                              (145,427)     98,565      52,982
                                              --------    --------   ---------
                                            $ (225,827)    215,060    (210,352)
                                              ========    ========   =========





                                       F-14
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



Income tax (benefit) expense for the years ended March 31, 2001, 2000 and 1999 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income (loss) as a result of the following:


                                                2001        2000        1999
                                                ----        ----        ----
Computed expected tax (benefit) expense     $ (216,707)    272,000     (66,000)
Increase (reduction) in income taxes
     resulting from:
          Foreign activity for which no
               income tax has been provided    (17,000)    (75,000)   (112,000)
          State income taxes, net of
               Federal income tax effect        (7,400)      5,000      (8,000)
          Other                                 15,280      13,060     (24,352)
                                              --------    --------   ---------
                                            $ (225,827)    215,060    (210,352)
                                              ========    ========   =========


The operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $51,000 in 2001, $221,000 in 2000 and $329,000 in 1999. No income taxes have been provided on these results of operations.

The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $225,000 at March 31, 2001 and $174,000 at March31, 2000. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary was paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

















                                       F-15
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000
(6)  Stock Options and Grants

The Company has two qualified incentive stock option plans, one performance-incentive stock option plan, and one nonqualified stock option plan (the "Plans"). Options granted under the Plans are granted to directors, officers and employees at fair value and expire ten years after the date of grant. Except for the Performance Plan, options granted under the Plans generally vest over three years. Options granted under the Performance Plan vest at the end of year ten but are subject to accelerated vesting if certain targets are met. Options may be exercised by payment of cash or with stock of the Company owned by the officer or employee. In November 1998, the Board of Directors approved a repricing of options under the qualified incentive stock option and nonqualified stock option plans. The options were repriced on November 19, 1998 based on the closing stock price on that date. During 2000, stockholders approved a Long Term Incentive Plan with an aggregate of 300,000 shares reserved for this plan.

Option transactions and other information relating to the Plans for the three years ended March 31, 2001 are as follows:
                  Qualified Performance Non-     Long-term
                  incentive  incentive qualified incentive            Weighted
                    stock     stock     stock      stock              average
                   option    option    option     option              exercise
                    plans     plan      plan                  Total    price
                   -------   -------  -------   ---------   --------  --------
Outstanding at
March 31, 1998     134,147   400,000  206,568           -    740,715      4.32
     Granted       141,911         -   46,134           -    188,045      1.57
     Exercised           -         - (154,100)          -   (154,100)     1.33
     Canceled     (134,147)        -  (52,468)          -   (186,615)     5.08
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 1999     141,911   400,000   46,134           -    588,045      3.99
     Granted        24,750         -   10,000           -     34,750      1.55
     Canceled      (14,401) (100,000)  (1,700)          -   (116,101)     4.64
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2000     152,260   300,000   54,434           -    506,694      3.67
     Granted             -         -        -      93,000     93,000      1.82
     Exercised      (5,207)        -     (568)          -     (5,775)     1.48
     Canceled       (4,001)        -   (5,700)          -     (9,701)     1.63
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2001     143,052   300,000   48,166      93,000    584,218      3.41
                   =======   =======  =======   =========   ========
Total number of
options available
  under the plans  166,667   400,000  333,333     300,000  1,200,000
                   =======   =======  =======   =========   ========
Exercisable at
March 31, 2001      80,499         -   41,366      15,000    136,865      1.52
                   =======   =======  =======   =========   ========
Available for issue at
March 31, 2001       3,296   100,000        -     207,000    310,296
                   =======   =======  =======   =========   ========
                                       F-16
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $1.82, $1.13 and $1.15, respectively, on the date of grant using the Black Scholes option pricing model, with the following assumptions:
(1) risk free interest rate - 5.00 percent to 6.26 percent, (2) expected life -
6.5 to 10.0 years, (3) expected volatility - 73 percent to 83 percent, and (4) expected dividends - 2.0 percent to 5.8 percent.

At March 31, 2001, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

                Options Outstanding                     Options Exercisable
-------------------------------------------------  ----------------------------
                Number     Weighted average  Weighted     Number       Weighted
Range of      outstanding     remaining      average    exercisable    average
exercise        as of        contractual     exercise      as of       exercise
prices      March 31, 2001      life          price    March 31, 2001   price
--------    --------------  --------------  ---------  --------------  --------
$1.06-1.19       30,250         8.2           1.11          18,753        1.10
$1.62           155,968         7.7           1.62         101,445        1.62
$1.44-1.94       76,000         9.8           1.77               -           -
$2.00-2.06       17,000         9.2           2.01          15,000        2.00
$2.75             5,000         9.0           2.75           1,667        2.75
$5.12           300,000         5.2           5.12               -           -
            --------------  --------------  ---------  --------------  --------
                584,218                                    136,865
            ==============                             ==============



The Company grants options at fair value and applies APB 25 in accounting for its Plans. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income at March 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:


                                                2001        2000        1999
                                                ----        ----        ----
         Net income (loss):
             As reported                   $  (411,547)    585,755     15,892
                                             =========   =========   ========
             Pro forma                     $  (515,843)    539,899    (70,343)
                                             =========   =========   ========
         Income (loss) per common share:
            As reported                    $      (.08)        .11          -
                                             =========   =========   ========
            Pro forma                      $      (.09)        .10       (.01)
                                             =========   =========   ========



                                       F-17
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



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

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no reserved shares issued during the years ended March 31, 2001, 2000 or 1999.


(7)  Leases

The Company leases the land on which its operating facility is located. This operating lease is for a period of twenty years through August 2001 with options to renew for two additional ten-year periods. The lease provides for rent adjustments every five years. The Company is responsible for payment of taxes, insurance, and maintenance. In the event the Company elects to terminate the lease, title to all structures on the land reverts to the lessor. The Company's subsidiary leases its operating facility in Honduras. This operating lease is for five years through the year 2002, with an option to renew for an additional five-year term.

Future minimum lease payments under noncancelable operating leases as of March 31, 2001 are:

         Year ending March 31,
         ---------------------
                2002                                230,303
                2003                                 41,754
                2004                                 24,613
                                                   --------
     Total minimum lease payments                $  296,670
                                                   ========


Rental expense for all operating leases was approximately $241,000 in 2001, $245,000 in 2000 and $249,000 in 1999.












                                       F-18
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



(8)  Major Customers

The Company operates in one business segment - the design, development, manufacture and marketing of electronic control and measurement devices for the distribution of electric power. The Company only reports sales and standard gross profit by market (commercial and military), no allocations of manufacturing variances and other costs of operations or assets are made to the markets. Sales by market are:


                                              2001         2000        1999
                                            ----------  ----------  ----------
              Commercial                  $ 12,117,588  12,801,147  13,929,177
              Military                       5,687,823   3,910,457   3,190,542
                                            ----------  ----------  ----------
                                          $ 17,805,411  16,711,604  17,119,719



Significant customers who accounted for 10 percent or more of sales and aggregate exports were:


                                                    Year ended March 31
     Customer                                 2001         2000         1999
     --------                                 ----         ----         ----
Xerox Corporation                         $   723,982    1,266,613    1,934,740
Noma Appliance & Electric, Inc.
  Noma Appliance, Inc.
    f/k/a Fleck Manufacturing, Inc.
   (a Xerox Corporation supplier)             531,835      954,288    1,623,904
Other Xerox suppliers                         299,596      987,424      124,473
Fermont (a division of ESSI, a U.S.
   Government Prime Contractor)             4,305,101    2,115,722    1,397,211
                                            ---------    ---------    ---------
                                          $ 5,860,514    5,324,047    5,080,328
                                            =========    =========    =========















                                       F-19
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



                                                    Year ended March 31
     Customer                                 2001         2000         1999
     --------                                 ----         ----         ----
Exports:                                    =========    =========    =========
    Canada                                $   579,511    1,342,365    1,794,855
    Far East                                  805,762      198,026      394,156
    Europe                                  2,328,325    3,243,918    2,787,224
    Mexico                                    383,046      563,550      711,067
    Australia                                  83,232      218,746      117,754
    South America                              13,784       12 430       37,383
    Middle East                                22,299        5,281        2,067
                                            ---------    ---------    ---------
        Total exports                     $ 4,215,959    5,584,316    5,844,506
                                            =========    =========    =========


(9)  Benefit Plan

The Company's 401(k) plan covers all employees with one year of service who are at least 21 years old. Through plan year 1999, the Company matched employee contributions dollar-for-dollar up to $300. Effective for the 2000 plan year, the board of directors approved an increase in the Company match up to $400. Total Company contributions were approximately $29,000 in 2001, $24,000 in 2000 and $25,000 in 1999.


(10)  Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


(11)  Stock Repurchase Plan

On December 9, 1999, the Company's Board of Directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market. Through fiscal year end the Company has repurchased 21,500 shares at a cost of $40,145.












                                       F-20
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2001 and 2000



(12)  Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenue, operating income (loss), net income (loss) and earnings per share, by quarter, for the years ended March 31, 2001 and 2000 are:


                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 2001:
     Operating revenues         $  4,796,520  4,385,131  3,981,283  4,874,040
                                   =========  =========  =========  =========
     Gross profit               $  1,426,040  1,015,853    770,750    688,512
                                   =========  =========  =========  =========
     Operating income (loss)    $    297,314   (204,006)  (249,745)  (399,045)
                                   =========  =========  =========  =========
     Net income (loss)          $    202,166   (152,047)  (123,255)  (338,411)
                                   =========  =========  =========  =========
     Basic earnings per share   $     .04       (.03)      (.02)      (.07)
                                   =========  =========  =========  =========
     Diluted earnings per share $     .04       (.03)      (.02)      (.07)
                                   =========  =========  =========  =========

Year ended March 31, 2000:
     Operating revenues         $  3,934,518  4,286,429  4,006,422  4,610,356
                                   =========  =========  =========  =========
     Gross profit               $  1,331,261  1,369,310  1,226,256  1,197,716
                                   =========  =========  =========  =========
     Operating income (loss)    $    287,290    264,425    228,310    133,005
                                   =========  =========  =========  =========
     Net income (loss)          $    203,825    180,405    113,603     87,922
                                   =========  =========  =========  =========
     Basic earnings per share   $     .04        .03        .02        .02
                                   =========  =========  =========  =========
     Diluted earnings per share $     .04        .03        .02        .02
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








                                       F-21
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                                    Schedule II

                          Valuation and Qualifying Accounts

                      Years ended March 31, 2001, 2000 and 1999




                                       Additions
                                 ----------------------
                    Balances at  Charged to  Charged to              Balances
                     beginning   costs and     other                 at end of
     Description     of period    expenses    accounts  Deductions    period
     -----------    ----------   ----------  ---------- ----------   ---------
Allowance for
   doubtful accounts:
   Year ended
   March 31, 2001  $   48,199     126,105          -     113,544        60,760
                      =======     =======    =======     =======       =======
   Year ended
   March 31, 2000  $   63,700      45,105          -      60,606        48,199
                      =======     =======    =======     =======       =======
   Year ended
   March 31, 1999  $   64,700      24,500          -      25,000        63,700
                      =======     =======    =======     =======       =======






























                                       F-22
                           INDEX TO EXHIBITS (Item 14(A)3)

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

       (i) License Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa an exclusive right to market and manufacture the Company's products developed for use in electrical vehicle charging systems.***

       (j) Sales and Marketing Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa exclusive sales and marketing rights to the Company's full line of commercial electrical protection devices, including "Fire Shield", "Shock Shield" and "Electra Shield".***

       (k) License Agreement, dated February 16, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell the Company's line of "Fire Shield" products.***

                                       -23-
       (l) $3,000,000 Revolving Credit Agreement, dated December 14, 1999, between the Company and SouthTrust Bank***

       (m) License Agreement, dated December 31, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell the Company's line of "Fire Shield" products.***

       (n)  The 2000 Long Term Incentive Plan.***


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



























                                       -24-
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY RESEARCH CORPORATION


Dated:      6/7/2001                By:  /s/ Robert S. Wiggins
                                             Robert S. Wiggins
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                   Title                   Date

                                Chairman, Chief Executive
                                Officer, and Director
                                (Principal Executive
 /s/ Robert S. Wiggins          Officer)                        6/7/2001
     Robert S. Wiggins


                                Vice President of Finance and
                                Chief Financial Officer
                                (Principal Financial
 /s/ Scott J. Loucks            Officer)                        6/7/2001
     Scott J. Loucks


 /s/ Raymond H. Legatti         President and Director          6/11/2001
     Raymond H. Legatti


                                Senior Vice President
                                Government Operations
                                and Marketing and
 /s/ Raymond B. Wood            Director                        6/18/2001
     Raymond B. Wood


 /s/ Gerry Chastelet            Director                        6/18/2001
     Gerry Chastelet


 /s/ Edmund F. Murphy, Jr.      Director                        6/7/2001
     Edmund F. Murphy, Jr.


 /s/ Martin L. Poad             Director                        6/15/2001
     Martin L. Poad





                                       -25-