Form 10-Q
period 2001-06-30
TECHNOLOGY RESEARCH CORP
filed 2001-08-09
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2001

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 31, 2001
Common stock, $.51 par value                            5,437,497










                                TABLE OF CONTENTS




Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - June 30, 2001 and March 31, 2001.................................. 1

Condensed Consolidated Statements of Operations
     - Three months ended June 30, 2001 and June 30, 2000................ 2

Condensed Consolidated Statements of Cash Flows
     - Three months ended June 30, 2001 and June 30, 2000................ 3

Notes to Condensed Consolidated Financial Statements..................... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 6

Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk... 8

Part II - Other Information


Item 1 - Legal Proceedings............................................... 9

Item 2 - Changes in Securities........................................... 9

Item 3 - Defaults Upon Senior Securities................................. 9

Item 4 - Submission of Matters to a Vote of Security Holders............. 9

Item 5 - Other Information............................................... 9

Item 6 - Exhibits and Reports on Form 8-K................................ 9


Signatures.............................................................. 10




















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30       March 31
                                                    2001          2001
                                                -----------    ---------
                 ASSETS                         (unaudited)       *

Current assets:
  Cash and cash equivalents                  $     231,851       184,772
  Accounts receivable, net                       3,242,926     3,364,817
  Income tax receivable                             80,218       278,500
  Inventories:
    Raw material                                 4,083,924     4,443,662
    Work in process                                346,624       224,449
    Finished goods                               1,839,940     1,684,163
                                                ----------    ----------
      Total inventories                          6,270,488     6,352,274
  Prepaid expenses                                 248,294       145,134
  Deferred income taxes                            568,391       585,535
                                                ----------    ----------
      Total current assets                      10,642,168    10,911,032
                                                ----------    ----------
Property, plant, and equipment                   9,337,676     9,304,618
  Less accumulated depreciation                  5,326,779     5,106,407
                                                ----------    ----------
      Net property, plant, and equipment         4,010,897     4,198,211
                                                ----------    ----------
Other assets                                        58,949        47,305
                                                ----------    ----------
                                              $ 14,712,014    15,156,548
                                                ==========    ==========
























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               1,082,881     1,579,951
  Accrued expenses                                 253,340       340,796
  Dividends payable                                 68,111        68,058
  Deferred income - short term                      17,647        23,530
                                                ----------    ----------
     Total current liabilities                   1,421,979     2,012,335
Long-term debt                                   1,950,000     1,750,000
Deferred income - long term                         50,000        50,000
Deferred income taxes                               21,769        23,663
                                                ----------    ----------
     Total liabilities                           3,443,748     3,835,998
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,784,088     2,784,088
  Additional paid-in capital                     7,526,472     7,526,472
  Retained earnings                                997,851     1,050,135
                                                ----------    ----------
                                                11,308,411    11,360,695
  Treasury stock                                   (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 11,268,266    11,320,550
                                                ----------    ----------

                                              $ 14,712,014    15,156,548
                                                ==========    ==========



* The balance sheet as of March 31, 2001 has been summarized from the Company's audited balance sheet as of that date.

See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                              Three Months Ended
                                                    June 30

                                               2001        2000
                                            ----------  ----------
Operating revenues:

  Net sales                              $   4,078,037   4,743,167
  Royalties                                     29,316      53,353
                                            ----------  ----------
                                             4,107,353   4,796,520
                                            ----------  ----------

Operating expenses:
  Cost of sales                              2,985,645   3,317,127
  Selling, general, and administrative         824,964     889,756
  Research, development and engineering        263,145     292,323
                                            ----------  ----------
                                             4,073,754   4,499,206
                                            ----------  ----------
    Operating income                            33,599     297,314
                                            ----------  ----------
Other income (deductions):
  Interest and sundry income                       219      25,022
  Interest expense                             (31,692)    (40,010)
  Loss on disposal of assets                      (420)          -
  Gain on foreign exchange                       1,080         596
                                            ----------  ----------
                                               (30,813)    (14,392)
                                            ----------  ----------
       Income before income taxes                2,786     282,922
Income taxes                                       696      80,756
                                            ----------  ----------
       Net income                        $       2,090     202,166
                                            ==========  ==========

Basic earnings per share                 $        0.00        0.04
                                            ==========  ==========
Weighted average number of common
  shares outstanding                         5,437,497   5,446,636
                                            ==========  ==========

Diluted earnings per share               $        0.00        0.04
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,448,004   5,503,603
                                            ==========  ==========


Dividends paid                           $         .01         .01
                                            ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Three  Months Ended
                                                           June 30

                                                      2001        2000
                                                   ----------  ----------
Cash flows from operating activities:

  Net income                                    $       2,090     202,166

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    220,372     115,968
      Decrease (increase) in accounts receivable      121,891     (60,080)
      Decrease (increase) in inventories               81,786     (35,379)
      Decrease in income taxes receivable             198,282      45,877
      Increase in prepaid expenses                   (103,160)   (196,047)
      Decrease (increase) in deferred income taxes     15,250     (20,120)
      Decrease (increase) in other assets             (11,644)     23,575
      Increase (decrease) in accounts payable        (497,070)    456,780
      Decrease in accrued expenses                    (87,456)    (50,405)
      Decrease in deferred income                      (5,883)    (32,354)
                                                   ----------  ----------
        Net cash provided by (used in)
            operating activities                      (65,542)    449,981
                                                   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                                (33,058)   (229,091)
                                                   ----------  ----------
        Net cash used in investing activities         (33,058)   (229,091)
                                                   ----------  ----------
Cash flows from financing activities:
  Borrowings (principal payments) on long-term debt   200,000  (1,000,000)
  Dividends paid                                      (54,321)    (54,328)
  Purchase of treasury stock                                -     (40,145)
                                                   ----------  ----------
        Net cash provided by (used in)
            financing activities                      145,679  (1,094,473)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents       47,079    (873,583)

Cash and cash equivalents at beginning of period      184,772   2,696,010
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     231,851   1,822,427
                                                   ==========  ==========


See accompanying notes to condensed consolidated financial statements.

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

    The results of operations for the three-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.


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


3. In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. In June 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 which deferred the effective date of the adoption of SFAS No. 133. The Company adopted SFAS No. 133 on April 1, 2001. The Company holds no derivative financial instruments; therefore, the adoption of this standard had no effect on the consolidated financial statements.

4. In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, replacing SFAS No. 125. SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and otherwise reiterates many of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 had no material impact on the Company's financial position, results of operations or cash flows.

5. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets,". SFAS 141 requires that all business combination initiated after June 30, 2001, be accounted for using the purchase method. SFAS 142 will required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

    The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective April 1, 2002. The adoption of SFAS 141 had no effect on the consolidated financial statements. The Company is currently evaluating the effect of adopting SFAS 142.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months Ended June 30, 2001 versus Three Months Ended
June 30, 2000

The Company's operating revenues (net sales and royalties) for the first quarter ended June 30, 2000 were $4,107,353, compared to $4,796,520 reported in the same quarter last year, a decrease of approximately 14%. Net income for the current quarter was $2,090, compared to $202,166, for the same quarter last year. Basic and diluted earnings for the current period were $.00 per share compared to basic and diluted earnings of $.04 per share for the same quarter last year.

The decrease in net income for the Company's first quarter ended June 30, 2001, compared to the prior year's quarter, was primarily due to the decrease in sales and royalty income of $665,130 and $24,037, respectively. Gross profit margins dropped 3% but was partially offset by a reduction in operating expenses of $93,970. Commercial sales decreased by $686,261, and Military sales improved slightly by $21,131.

The decrease in commercial sales, compared to the first quarter of the prior year, was primarily due to the level of business with Xerox and its suppliers and the high pressure sprayer/washer market, which decreased by $327,863 and $616,915, respectively. All other commercial sales increased by $258,517. A continuing slow-down in the U.S. economy may affect commercial revenues going forward. Military sales remained strong throughout the first quarter due to the Company's shipments of the control devices related to the 5/10/15KW Tactical Quiet Generator (TQG) programs. Direct military shipments of spare parts were also strong during the first quarter. Due to a production delay of approximately a month and half in the start of the second production release of the 3KW TQG program, very few inverters were shipped during the Company's first quarter. The Company believes that it will ship the majority of inverters related to this release during its second quarter and ship the third and final production release during its third and fourth quarters. Also, the Government will be awarding a follow-on contract, shortly, for approximately 17,500 3KW TQG systems to a prime contractor for which the Company may supply the inverter and other control devices. The follow-on contract covers a period of approximately eight years and will require shipments against yearly production releases.

On December 13, 2000, the Company announced that its Board of Directors approved a plan to sell the Company. The Company has reviewed a number of expressions of interest; however, to date the Company has not entered into any arrangement with a suitable buyer that meets the Company's strategic objectives.

The Company's gross profit margin on net sales was 27% for the current quarter and 30% for the same quarter last year. The lower margins were primarily due to higher off-shore labor costs, which increased by approximately 35% late in the Company's third quarter of Fiscal Year 2001.

Selling, general and administrative expenses for the current quarter were $824,964, compared to $889,756 in the same quarter last year, a decrease of approximately 7%, reflecting lower professional fees of $19,836, advertising costs of $19,584, travel expenses of $32,989 and an increase of other expenses of $7,617. Selling expenses were $477,252 for the current quarter, compared to $521,392 the same quarter last year, a decrease of approximately 8%. General and administrative expenses were $347,712, compared to $368,364 in the same quarter last year, a decrease of approximately 6%.

Research, development and engineering expenses for the current quarter were $263,145, compared to $292,323 for the same quarter last year, a decrease of approximately 10%, reflecting lower salary related expenses due to a reduction in engineering staffing.

Interest expense, net of interest and sundry income was $31,473 for the current quarter, compared to $14,988 for the same quarter last year, reflecting less interest income on lower cash balances offset somewhat by lower interest expense due to a drop in interest rates on the Company's line of credit.

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


Liquidity and Capital Resources

As of June 30, 2001, the Company's cash and cash equivalents increased to $231,851 from the March 31, 2001 total of $184,772. Cash used in operating activities was $65,542, cash used in investing activities was $33,058 and cash provided by financing activities was $145,679, giving a total increase of $47,079.

Cash used by operating activities was primarily due to accounts payable and accrued expenses decreasing by $497,070 and $87,456, respectively, which was offset to some extent by depreciation in the amount of $220,372, accounts receivable decreasing $121,891 and income taxes receivable decreasing $198,282. The decrease in accounts payable was due to the Company improving its timeliness in paying its suppliers. Accounts receivable decreased as a result of lower shipments in the first quarter compared to the fourth quarter ended March 31, 2001. Income taxes receivable decrease due to the Company receiving a refund check in the amount of $208,500 in the quarter for overpayments of taxes for the prior fiscal year.

Cash used in investing activities was related to purchases of capital equipment only. The Company normally purchases between $500,000 to $750,000 of capital equipment each year; however, the Company plans to spend between $250,000 and $500,000 in the current fiscal year.

Cash provided by financing activities was primarily due to the Company drawing on its line of credit in the amount of $200,000 net of the Company's payment of its quarterly cash dividend in the amount of $54,321.

On August 31, 2000, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2002. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 175 basis points. The Company is currently using the LIBOR option. The Company's debt from advances on its line of credit was $1,950,000 as of June 30, 2001.

The Company's working capital increased by $321,492 to $9,220,189 at June
30, 2001, compared to $8,898,697 at March 31, 2001. The increase was primarily due to the Company increasing its long-term debt and reducing its short-term debt. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The record date for the Company's first fiscal quarter dividend of $.01 per share was June 30, 2001, and the Company paid that dividend on July 20, 2001.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of June 30, 2001. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations due to its variable LIBOR Rate pricing. Accordingly, a 1% change in LIBOR would result in an interest expense change of approximately $19,500.

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     August 9, 2001           /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)