Form 10-Q
period 2001-09-30
TECHNOLOGY RESEARCH CORP
filed 2001-11-08
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2001

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


            Class                              Outstanding at October 31, 2001
Common stock, $.51 par value                            5,437,497










                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - September 30, 2001 and March 31, 2001............................. 1

Condensed Consolidated Statements of Operations--Three months and
       Six months ended September 30, 2001 and September 30, 2000........ 2

Condensed Consolidated Statements of Cash Flows
     - Six months ended September 30, 2001 and September 30, 2000........ 3

Notes to Condensed Consolidated Financial Statements..................... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 6


Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk... 9


Part II - Other Information


Item 1 - Legal Proceedings............................................... 9

Item 2 - Changes in Securities........................................... 9

Item 3 - Defaults Upon Senior Securities................................. 9

Item 4 - Submission of Matters to a vote of Shareholders................ 10

Item 5 - Other Information.............................................. 10

Item 6 - Exhibits and Reports on Form 8-K............................... 10


Signatures.............................................................. 11


















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30     March 31
                                                    2001          2001
                                                -----------    ---------
                 ASSETS                         (unaudited)       *

Current assets:
  Cash and cash equivalents                  $     390,814       184,772
  Accounts receivable, net                       3,548,109     3,364,817
  Income tax receivable                             76,748       278,500
  Inventories:
    Raw material                                 3,709,451     4,443,662
    Work in process                                376,109       224,449
    Finished goods                               1,605,811     1,684,163
                                                ----------    ----------
      Total inventories                          5,691,371     6,352,274
  Prepaid expenses                                 223,837       145,134
  Deferred income taxes                            551,250       585,535
                                                ----------    ----------
      Total current assets                      10,482,129    10,911,032
                                                ----------    ----------
Property, plant, and equipment                   9,357,676     9,304,618
  Less accumulated depreciation                  5,481,955     5,106,407
                                                ----------    ----------
      Net property, plant, and equipment         3,875,721     4,198,211
                                                ----------    ----------
Other assets                                        60,510        47,305
                                                ----------    ----------
                                              $ 14,418,360    15,156,548
                                                ==========    ==========
























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 937,430     1,579,951
  Accrued expenses                                 310,809       340,796
  Dividends payable                                 68,431        68,058
  Deferred income - short term                      11,765        23,530
                                                ----------    ----------
     Total current liabilities                   1,328,435     2,012,335
Long-term debt                                   1,750,000     1,750,000
Deferred income - long term                         50,000        50,000
Deferred income taxes                               19,877        23,663
                                                ----------    ----------
     Total liabilities                           3,148,312     3,835,998
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,784,088     2,784,088
  Additional paid-in capital                     7,526,472     7,526,472
  Retained earnings                                999,633     1,050,135
                                                ----------    ----------
                                                11,310,193    11,360,695
  Treasury stock                                   (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 11,270,048    11,320,550
                                                ----------    ----------

                                              $ 14,418,360    15,156,548
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
























                                  - 1 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                  Three Months Ended       Six Months Ended
                                     September 30            September 30

                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------
Operating revenues:

  Net sales                  $   4,802,025   4,335,928   8,880,062   9,079,095
  Royalties                         68,646      49,203      97,962     102,556
                                ----------  ----------  ----------  ----------
                                 4,870,671   4,385,131   8,978,024   9,181,651
                                ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                  3,707,121   3,320,075   6,692,764   6,637,202
  Selling, general, and
           administrative          828,553     939,694   1,653,517   1,829,450
  Research, development and
            engineering            235,522     329,368     498,668     621,691
                                 ----------  ----------  ----------  ----------
                                 4,771,196   4,589,137   8,844,949   9,088,343
                                ----------  ----------  ----------  ----------
    Operating income (loss)         99,475    (204,006)    133,075      93,308
                                 ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income         4,935      21,024       6,233      48,829
  Interest expense                 (27,371)    (30,320)    (59,063)    (70,330)
  Loss on disposal of assets        (2,161)     (2,293)     (2,581)     (4,480)
                                ----------  ----------  ----------  ----------
                                   (24,597)    (11,589)    (55,411)    (25,981)
                                ----------  ----------  ----------  ----------
    Income (loss) before
           income taxes             74,878    (215,595)     77,664      67,327
Income taxes expense (benefit)      18,720     (63,548)     19,416      17,208
                                ----------  ----------  ----------  ----------
       Net income (loss)     $      56,158    (152,047)     58,248      50,119
                                ==========  ==========  ==========  ==========
Basic earnings (loss)
      per share              $        0.01       (0.03)       0.01        0.01
                                ==========  ==========  ==========  ==========
Weighted average number of common
  shares outstanding             5,437,497   5,440,444   5,437,497   5,441,795
                                ==========  ==========  ==========  ==========
Diluted earnings (loss)
        per share            $        0.01       (0.03)       0.01        0.01
                                ==========  ==========  ==========  ==========
Weighted average number of
  common and equivalent shares
  outstanding                    5,446,850   5,534,624   5,440,444   5,519,537
                                ==========  ==========  ==========  ==========

Dividends paid per share     $        0.01        0.01        0.02        0.02
                                ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                                  - 2 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Six Months Ended
                                                        September 30

                                                      2001        2000
                                                   ----------  ----------
Cash flows from operating activities:

  Net income                                    $      56,158      50,119

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    449,521     266,500
      Decrease (increase) in accounts receivable     (183,292)    247,317
      Decrease (increase) in income taxes receivable  201,752     (86,422)
      Decrease (increase) in inventories              660,903    (648,208)
      Increase in prepaid expenses                    (78,703)   (179,013)
      Decrease (increase) in deferred income taxes     30,499     (17,870)
      Decrease (increase) in other assets             (13,205)     25,450
      Increase (decrease) in accounts payable        (642,521)    507,003
      Decrease in accrued expenses                    (29,987)    (29,214)
      Decrease in deferred income                     (11,765)    (63,236)
                                                   ----------  ----------
        Net cash provided by operating activities     439,360      72,426
                                                   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                               (127,031)   (383,269)
                                                   ----------  ----------
        Net cash used in investing activities        (127,031)   (383,269)
                                                   ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt                      -  (1,000,000)
  Dividends paid                                     (106,287)   (108,791)
  Purchase of treasury stock                                -     (40,145)
                                                   ----------  ----------
        Net cash used in financing activities        (106,287) (1,148,936)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents      206,042  (1,459,779)

Cash and cash equivalents at beginning of period      184,772   2,696,010
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     390,814   1,236,231
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

    The results of operations for the six-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


3. In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair values. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of the adoption of SFAS No. 133. The Company adopted SFAS No. 133 on April 1, 2001. The Company holds no derivative financial instruments; therefore, the adoption of this standard had no effect on the consolidated financial statements.


4. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replacing SFAS No. 125. SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and otherwise reiterates many of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 had no material impact on the Company's financial position, results of operations or cash flows.







                                   - 4 -

5. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combination initiated after June 30, 2001, be accounted for using the purchase method. SFAS 142 will required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

    The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective April 1, 2002. The adoption of SFAS 141 had no effect on the consolidated financial statements. The Company is currently evaluating the effect of adopting SFAS 142.


6. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and(or) normal use of the asset.

    Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

    The Company is required and plans to adopt the provisions of Statement
    No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

7. On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121; however, it retains many of the fundamental provisions of that Statement.





                                   - 5 -
    SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion
    No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

    The Company is required to adopt the provisions of SFAS 144 on April 1, 2002, and the adoption of SFAS 144 is not expected to have any effect on the consolidated financial statements.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months Ended September 30, 2001 versus Three Months Ended September 30, 2000

The Company's operating revenues (net sales and royalties) for the second quarter ended September 30, 2001 were $4,870,671, compared to $4,385,131 reported in the same quarter last year, an increase of approximately 11%. Net income for the current quarter was $56,158, compared to a net loss of $(152,047), for the same quarter last year. Basic and diluted earnings for the current period were $.01 per share compared to basic and diluted losses of $(.03) per share for the same quarter last year.

The increase in net income for the Company's second quarter ended September 30, 2001, compared to the prior year's quarter, was primarily due to the increase in sales of $466,097 and royalty income of $19,443 and the decrease in operating expenses of $204,967. The Company continuously monitors expenses to ensure they are in line with revenues. In response to lower commercial sales and as the result of the Company moving the remaining manufacturing of commercial products from Clearwater to Honduras, the Company reduced manufacturing personnel in both Clearwater and Honduras during the quarter, resulting in severance costs of approximately $60,000. The Company expects productivity and profit margin improvements as a result of this action.

The Company's operating revenues (net sales and royalties) for the six-month period ended September 30, 2001 were $8,978,024, compared to $9,181,651 reported in the same period of the prior year, a decrease of approximately 2%. Net income for the six-month period was $58,248, compared to $50,119, for the same period in the prior year. Basic and diluted earnings for the six-month period were $.01 per share compared to basic and diluted earnings of $.01 per share for the same period last year.



                                   - 6 -
The slight decrease in revenues for the six-month period ended September 30, 2001, compared to the same period last year, was due to commercial sales decreasing by $760,010 and royalty income by $4,594, offset to some extent by an increase in military sales of $560,977. The Company believes the decrease in commercial sales, other than Xerox and its suppliers, was primarily due to the state of the economy along with strong competitive pressure in that marketplace. Sales to Xerox Corporation and its suppliers accounted for $427,423 of the overall decrease in commercial sales. The Company's third fiscal quarter is normally its weakest quarter for commercial sales, which the Company believes will be impacted further by competitive pressures and the slowing economy. In response, the Company's product development activity continues to be a high priority as the Company looks at opportunities to expand its commercial business.

The increase in military sales was mainly due to shipments of control devices related to the 5/10/15KW Tactical Quiet Generator (TQG) and the 3KW TQG programs. Also, the Company made significant progress in supplying on time shipments of those control devices related to the 3KW TQG program during its second fiscal quarter, after a production delay of approximately a month and a half during its first fiscal quarter. As previously reported on August 22, 2001, the Company will continue to supply power control and monitoring devices to a U.S. Government Prime Contractor as part of a new follow-on re-procurement contract award for approximately 15,500 3KW TQG engine generator sets. The follow-on contract covers a period of approximately ten years and will require shipments against yearly production releases starting in 2002 and continuing through 2012. The Company's portion of this new 3KW TQG contract award is estimated to have a potential value of approximately $21 million in sales over the life of the contract.

The Company continues to pursue opportunities for its Fire Shield products, and recent orders give evidence that the product is becoming accepted in the marketplace. In October, the Company announced that it would be supplying
Fire Shield Safety Extension cords to 96 Home Depot stores in Florida, and in November, the Company announced that it would be supplying the same to approximately 600 Walmart stores. The Company will support these sales efforts with television advertising in the Florida region that will run from the middle of October through the middle of December.

The Company's gross profit margin on net sales was approximately 23% for the current quarter and approximately 25% for the six-month period ended September 30, 2001, compared to 23% and 27% for the same periods last year, reflecting comparable margins to the prior year's periods.

Selling, general and administrative expenses were $828,553 for the current quarter and $1,653,517 for the six-month period ended September 30, 2001, compared to $939,694 and $1,829,450 for the same periods last year, a decrease of 12% and 10%, respectively. The decrease in expenses for the six-month period was due to lower advertising costs of $63,231, lower travel expenses of $54,009, lower professional fees of $23,399, an increase in other costs of $8,048 and a write-off of an account receivable of $43,342 in the prior year's period. Selling expenses were $486,706 for the current quarter and $963,959 for the six-month period ended September 30, 2001, compared to $508,876 and $1,030,268 for the same periods last year, a decrease of approximately 4% and 6%, respectively. General and administrative expenses were $341,847 for the current quarter and $689,558 for the six-month period ended September 30, 2001, compared to $430,818 and $799,182 for the same periods last year, a decrease of approximately 21% and 14%, respectively.


                                   - 7 -
Research, development and engineering expenses were $235,522 for the current quarter and $498,668 for the six-month period ended September 30, 2001, compared to $329,368 and $621,691 for the same periods last year, a decrease of approximately 28% and 20%, respectively. The decrease in expenses for the six-month period was due to lower salary related expenses of $91,583, lower UL fees of $28,600 and a decrease in other expenses of $2,840.

Interest expense, net of interest and sundry income, for the current quarter was $22,436 and $52,830 for the six-month period ended September 30, 2001, compared to $9,296 and $21,501 for the same periods last year, reflecting lower interest income on cash balances over the comparable periods.

The Company's effective income tax rate was 25% for the six-month period ended September 30, 2001, compared to 26% for the same period last year.


Liquidity and Capital Resources

As of September 30, 2001, the Company's cash and cash equivalents increased to $390,814 from the March 31, 2001 total of $184,772. Cash provided by operating activities was $439,360, cash used in investing activities was $127,031 and cash used in financing activities was $106,287, giving a total increase of $206,042.

Cash provided by operating activities was primarily due to net income of $56,158, depreciation in the amount of $449,521 and a decrease in income taxes receivable of $201,752 offset to some extent by an increase in prepaid expenses and accounts receivable of $78,703 and $183,292, respectively. The decrease in inventory of $660,903 was used to improve the timeliness of payments to suppliers during the quarter, which resulted in a decrease in accounts payable of $642,521. Accounts receivable increased as a result of higher shipments in the quarter compared to the fourth quarter ended March 31, 2001. Income taxes receivable decrease due to the Company receiving a refund check in the amount of $208,500 in the first quarter for overpayments of taxes for the prior fiscal year.

Cash used in investing activities was related to purchases of capital equipment only, which totaled $127,287. The Company plans to spend between $250,000 and $500,000 in capital equipment during the current fiscal year.

Cash used in financing activities was due to the Company's payment of its cash dividend in the amount of $106,287.

On August 31, 2000, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2002. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 175 basis points. The Company is currently using the LIBOR option. The Company's debt from advances on its line of credit was $1,750,000 as of September 30, 2001.

The Company's working capital increased by $254,997 to $9,153,694 at September 30, 2001, compared to $8,898,697 at March 31, 2001. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.



                                   - 8 -
The Company's earnings before interest, income taxes, depreciation and amortization ("EBIDTA") was $402,380 for the three-month period and $764,882 for the six-month period ended September 30, 2001, compared to $65,842 for the three-month period and $600,358 for the six-month period ended September 30, 2000.

The record date for the Company's second fiscal quarter dividend of $.01 per share was September 30, 2001, and the Company paid that dividend on October 19, 2001.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of September 30, 2001. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations due to its variable LIBOR Rate pricing. Accordingly, a 1% change in LIBOR would result in an interest expense change of approximately $15,500 per year.


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


Part II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.




                                   - 9 -
Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on August 23, 2001, the following matters were submitted for a vote by the shareholders:

     1. To elect six members of the Board of Directors who will be elected to a one-year term of office.

                                  VOTES FOR   VOTES AGAINST
                                  ---------   -------------
         Robert S. Wiggins        4,932,620          43,943
         Raymond H. Legatti       4,960,331          16,232
         Raymond B. Wood          4,936,020          40,543
         Gerry Chastelet          4,939,465          37,098
         Edmund F. Murphy, Jr.    4,849,523         127,040
         Martin L. Poad           4,938,975          37,588

2. To ratify the selection by the Company's Board of Directors of KPMG LLP, Certified Public Accountants, as independent auditors of the Company for its fiscal year ending March 31, 2002.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To ratify auditors       4,994,442          13,217            13,828


Item 5.  Other Information

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter covered by this Report.
























                                   - 10 -

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    November 8, 2001          Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)




































                                   - 11 -