Form 10-Q
period 2001-12-31
TECHNOLOGY RESEARCH CORP
filed 2002-02-14
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2001

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


            Class                              Outstanding at January 31, 2002
____________________________                   _______________________________
Common stock, $.51 par value                            5,437,497






                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - December 31, 2001 and March 31, 2001............................... 1

Condensed Consolidated Statements of Operations
     - Three months and nine months ended December 31, 2001
       and December 31, 2000.............................................. 2

Condensed Consolidated Statements of Cash Flows
     - Nine months ended December 31, 2001 and December 31, 2000.......... 3

Notes to Condensed Consolidated Financial Statements...................... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 6


Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk.... 9


Part II - Other Information


Item 1 - Legal Proceedings................................................ 10

Item 2 - Changes in Securities............................................ 10

Item 3 - Defaults Upon Senior Securities.................................. 10

Item 4 - Submission of Matters to a vote of Shareholders.................. 10

Item 5 - Other Information................................................ 10

Item 6 - Exhibits and Reports on Form 8-K................................. 10


Signatures................................................................ 11

















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31     March 31
                                                    2001          2001
                                                -----------    ---------
                 ASSETS                         (unaudited)       *

Current assets:
  Cash and cash equivalents                  $     586,015       184,772
  Accounts receivable, net                       2,484,342     3,364,817
  Income tax receivable                             78,061       278,500
  Inventories:
    Raw material                                 3,440,761     4,443,662
    Work in process                                281,744       224,449
    Finished goods                               1,758,014     1,684,163
                                                ----------    ----------
      Total inventories                          5,480,519     6,352,274
  Prepaid expenses                                 133,178       145,134
  Deferred income taxes                            534,003       585,535
                                                ----------    ----------
      Total current assets                       9,296,118    10,911,032
                                                ----------    ----------
Property, plant, and equipment                   9,392,389     9,304,618
  Less accumulated depreciation                  5,591,839     5,106,407
                                                ----------    ----------
      Net property, plant, and equipment         3,800,550     4,198,211
                                                ----------    ----------
Other assets                                        65,229        47,305
                                                ----------    ----------
                                              $ 13,161,897    15,156,548
                                                ==========    ==========
























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 487,989     1,579,951
  Accrued expenses                                 272,583       340,796
  Dividends payable                                 68,618        68,058
  Deferred income - short term                       5,882        23,530
                                                ----------    ----------
     Total current liabilities                     835,072     2,012,335
Long-term debt                                   1,000,000     1,750,000
Deferred income - long term                         50,000        50,000
Deferred income taxes                               17,882        23,663
                                                ----------    ----------
     Total liabilities                           1,902,954     3,835,998
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,784,088     2,784,088
  Additional paid-in capital                     7,526,472     7,526,472
  Retained earnings                                988,528     1,050,135
                                                ----------    ----------
                                                11,299,088    11,360,695
  Treasury stock                                   (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 11,258,943    11,320,550
                                                ----------    ----------

                                              $ 13,161,897    15,156,548
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
























                                  - 1 -
                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                  Three Months Ended       Nine Months Ended
                                      December 31             December 31

                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------
Operating revenues:
  Net sales                  $   3,688,432   3,917,394  12,568,494  12,996,489
  Royalties                         36,296      63,889     134,258     166,445
                                ----------  ----------  ----------  ----------
                                 3,724,728   3,981,283  12,702,752  13,162,934
                                ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                  2,608,760   3,146,644   9,301,505   9,783,845
  Selling, general, and
           administrative          801,053     804,239   2,454,589   2,633,688
  Research, development and
            engineering            246,835     280,145     745,502     901,838
                                ----------  ----------  ----------  ----------
                                 3,656,648   4,231,028  12,501,596  13,319,371
                                ----------  ----------  ----------  ----------
    Operating income (loss)         68,080    (249,745)    201,156    (156,437)
                                ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income         2,418       4,510       5,718      57,360
  Interest expense                 (12,650)    (28,562)    (71,713)   (102,914)
  Loss on disposal of asset           (642)       (841)       (291)     (5,320)
                                ----------  ----------  ----------  ----------
                                   (10,874)    (24,893)    (66,286)    (50,874)
                                ----------  ----------  ----------  ----------
      Income (loss) before
              income taxes          57,206    (274,638)    134,870    (207,311)

Income tax expense (benefit)        13,937    (151,383)     33,353    (134,175)
                                ----------  ----------  ----------  ----------
       Net income (loss)     $      43,269    (123,255)    101,517     (73,136)
                                ==========  ==========  ==========  ==========
Basic earnings (loss)
      per share              $        0.01       (0.02)       0.02       (0.01)
                                ==========  ==========  ===========  =========
Weighted average number of common
  shares outstanding             5,427,497   5,442,062   5,427,497   5,440,505
                                ==========  ==========  ==========  ==========
Diluted earnings (loss)
        per share            $        0.01       (0.02)       0.02       (0.01)
                                ==========  ==========  ===========  =========
Weighted average number of
  Common and equivalent
  shares outstanding             5,456,994   5,496,150   5,455,262   5,506,731
                                ==========  ==========  ==========  ==========

Dividends paid               $        0.01        0.01        0.03        0.03
                                ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                                   - 2 -
                        TECHNOLOGY RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Nine Months Ended
                                                          December 31

                                                      2001          2000
                                                   ----------    ----------
Cash flows from operating activities:

  Net income                                    $     101,517      (73,136)

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                    662,300      608,707
      Decrease in accounts receivable                 880,475      641,471
      Decrease (increase) in inventories              871,755   (1,803,894)
      Decrease (increase) in prepaid expenses          11,956     (147,435)
      Decrease (increase) in income taxes receivable  200,439     (218,396)
      Change in deferred income taxes                  45,751      (37,278)
      Decrease (increase) in other assets             (17,924)      26,709
      Increase (decrease) in accounts payable      (1,091,962)     767,146
      Decrease in accrued expenses                    (68,213)     (62,535)
      Decrease in deferred income                     (17,648)     (97,059)
                                                   ----------    ----------
        Net cash provided by (used in)
            operating activities                    1,578,446     (395,700)
                                                   ----------    ----------
Cash flows from investing activities:
  Capital expenditures                               (264,639)    (693,797)
                                                   ----------    ----------
        Net cash used in investing activities        (264,639)    (693,797)
                                                   ----------    ----------

Cash flows from financing activities:
  Net payments of long-term debt                     (750,000)   (1,000,000)
  Dividends paid                                     (162,564)     (165,125)
  Purchase of treasury stock                                -       (40,145)
                                                   ----------    ----------
        Net cash used in financing activities        (912,564)   (1,205,270)
                                                   ----------    ----------
Increase (decrease) in cash and cash equivalents      401,243    (2,294,767)

Cash and cash equivalents at beginning of period      184,772     2,696,010
                                                   ----------    ----------
Cash and cash equivalents at end of period      $     586,015       401,243
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

    The results of operations for the three-month or nine-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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


4. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replacing SFAS No. 125. SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, and otherwise reiterates many of the provisions of SFAS 125. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 had no effect on the Company's consolidated financial statements.







                                   - 4 -

5. In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combination initiated after June 30, 2001, be accounted for using the purchase method. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."

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

    The Company is required and plans to adopt the provisions of Statement
    No. 143 for fiscal years beginning after June 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The Company does not expect the adoption of SFAS 143 to have a material impact on the consolidated financial statements.

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

Current Three and Nine Months Ended December 31, 2001 versus Three and Nine Months Ended December 31, 2000

The Company's operating revenues for the third quarter ended December 31, 2001 were $3,724,728, compared to $3,981,283 reported in the same quarter last year, a decrease of approximately 6%. Net income for the current quarter was $43,269, compared to a net loss of $(123,255), for the same quarter last year. Basic and diluted earnings for the current quarter were $.01 per share compared to basic and diluted losses of $(.02) per share for the same quarter last year.

The Company performed well in a tough economy in the third quarter. Although revenues were down, the Company recorded earnings instead of a loss and was able to reduce its debt by $750,000. Earnings would have been substantially higher were it not for two expenses which were recorded in the quarter. First, the Company spent $43,698 on television advertisements supporting the sale of Fire Shield(TM) extension cords, which were offered through Home Depot and Wal-Mart starting in October 2001. Second, the Company, on behalf of its employees, directors and shareholders, donated $50,000 to the NASDAQ Disaster Relief Fund in October in memory of Thomas Casoria, a friend of the Company and a firefighter of Engine Co. 22 and ladder Co. 13 in New York, who gave his life in an effort to help those victims of the terrorist attack on the World Trade Towers on September 11, 2001.

The Company's operating revenues for the nine-month period ended December 31, 2001 were $12,702,752, compared to $13,162,934 reported in the same period of the prior year, a decrease of approximately 3%. Net income for the nine-month period was $101,517, compared to a net loss of $(73,136), for the same period in the prior year. Basic and diluted earnings for the nine-month period were $.02 per share compared to basic and diluted losses of $(.01) per share for the same period of the prior year. The Company's turnaround performance from period to period was primarily due to improved manufacturing productivity and reduced operating expenses.
                                   - 6 -
The decrease in revenues for the nine-month period ended December 31, 2001, compared to the same period in the prior year, was due to commercial sales decreasing by $1,004,507, of which $617,927 was attributed to Xerox and its suppliers. Royalty income decreased by $32,187, and military sales increased by $576,512. The Company's third fiscal quarter is normally its weakest quarter and was impacted further by competitive pressures and the slowing economy. The Company's product development activity continues to be a high priority as the Company looks at opportunities to expand its commercial business through the introduction of new products. The increase in military sales was mainly due to the Company being in full production of the control devices related to the 5/10/15/30/60KW Tactical Quiet Generator ("TQG") and the 3KW TQG programs. The Company believes military sales will remain steady throughout the remainder of its fiscal year.

Sales of Fire Shield extension cords through Home Depot and Wal-Mart during the holiday season did not meet Company expectations; however, brand awareness for Fire Shield is being created through such exposure. The Company believes that brand awareness is also being strengthened through the use of Fire Shield on Applica's new line of Black & Decker(R) heaters, by the opportunity for Fire Shield protection on room air conditioners as a result of the 2002 National Electrical Code mandate and through other new Fire Shield applications. Overall, the on-going sales activity for the Company's Fire Shield products remains encouraging.

The Company's gross profit margin on net sales was approximately 29% for the quarter and approximately 26% for the nine-month period ended December 31, 2001, compared to 20% and 25% for the same periods last year, reflecting increased manufacturing productivity from period to period. Although the Company's manufacturing performance improved from year to year, higher than expected rework expense was recorded in the quarter due to warranty repairs of inverters associated with the 3KW TQG program. Latent defects of certain vendor supplied parts were responsible for the problems. The Company is in the process of replacing these parts, thus additional warranty repair expense is expected to be recorded in the fourth quarter as well.

Selling, general and administrative expenses were $801,053 for the quarter and $2,454,589 for the nine-month period ended December 31, 2001, compared to $804,239 and $2,633,688 for the same periods last year, a decrease of approximately 0% and 7%, respectively. The decrease in expenses for the nine-month period was due to lower advertising costs of $33,096, lower travel expenses of $64,325, lower professional fees of $44,373, lower stockholder relations expenses of $31,751 and a decrease in other costs of $12,212, offset to some extent by a $50,000 donation to the NASDAQ Disaster Relief Fund. In addition, an account receivable write-off of $43,342 was posted in the prior year's period. Selling expenses were $453,509 for the quarter and $1,417,467 for the nine-month period ended December 31, 2001, compared to $463,096 and $1,493,363 for the same periods last year, a decrease of approximately 2% and 5%, respectively. General and administrative expenses were $347,544 for the current quarter and $1,037,122 for the nine-month period ended December 31, 2001, compared to $341,143 and $1,140,325 for the same periods last year, reflecting similar expenses period to period.








                                   - 7 -
Research, development and engineering expenses were $246,835 for the current quarter and $745,502 for the nine-month period ended December 31, 2001, compared to $280,145 and $901,838 for the same periods last year, a decrease of approximately 12% and 17%, respectively. The decrease in expenses for the nine-month period was due to lower salary related expenses of $80,373, lower health insurance costs of $52,897, lower UL fees of $36,795 and an increase in other expenses of $13,729. Productivity improvements through training and the use of technology resulted in the reduction of salary related expenses. The Company's product development activity continues to be a high priority as the Company looks at opportunities to expand its commercial business.

Interest expense, net of interest and sundry income, for the current quarter was $10,232 and $65,995 for the nine-month period ended December 31, 2001, compared to $24,052 and $45,554, for the same periods last year, reflecting lower line of credit balances in the current quarter and lower cash balances in the nine-month period.

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


Liquidity and Capital Resources

As of December 31, 2001, the Company's cash and cash equivalents increased to $586,015 from the March 31, 2001 total of $184,772. Cash provided by operating activities was $1,578,446, cash used in investing activities was $264,639 and cash used in financing activities was $912,564, giving a total increase of $401,243.

Cash provided by operating activities of $1,578,446 was primarily due to net income of $101,517, depreciation in the amount of $662,300 and a decrease in accounts receivable, inventory and income taxes receivable of $880,475, 871,755 and $200,439, respectively, offset to some extent by a decrease in accounts payable of $1,091,962. The decrease in accounts payable was the result of the Company improving the timeliness of paying its suppliers. Accounts receivable decreased primarily as a result of lower shipments in the quarter compared to the fourth quarter ended March 31, 2001. The decrease in Inventory was the result of the Company moving all material planning to its Clearwater facility thus eliminating that function at its Honduran subsidiary. In addition, an Inventory Action Committee was created within the Company in March 2001 to closely monitor inventory purchases and implement an aggressive material planning strategy to ensure inventory levels reflect changes in demand. Income taxes receivable decreased due to the Company receiving a refund check in the amount of $208,500 in the first quarter for overpayments of taxes for the prior fiscal year.

Cash used in investing activities was related to purchases of capital equipment of $264,639 only.




                                   - 8 -
Cash used in financing activities was due to the Company reducing its Line of Credit by $750,000 and the Company's payment of its cash dividend in the amount of $162,564 for a total of $912,564.

On January 18, 2002, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2003. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 175 basis points. The Company is currently using the LIBOR option. The loan is collateralized with a perfected first security interest in all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to operate well within all the covenants of the loan agreement. The Company's debt from advances on its line of credit was $1,000,000 as of December 31, 2001 leaving $2,000,000 available for borrowing. The Company has no off-balance sheet arrangements and no debt relationships other than what is noted above.

The Company's working capital decreased by $437,651 to $8,461,046 at December 31, 2001, compared to $8,898,697 at March 31, 2001. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future. The Company is not aware of any events, trends, demands, commitments or uncertainties, other than what is noted here, that are reasonably likely to result in a material change in the Company's liquidity.

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $397,781 for the three-month period and $1,162,663 for the nine-month period ended December 31, 2001, compared to $44,106 for the three-month period and $701,414 for the nine-month period ended December 31, 2000. The Company wishes to present its EBITDA results as an indication of its liquidity and should not be interpreted as earnings.

The record date for the Company's third fiscal quarter dividend of $.01 per share was December 31, 2001, and the Company paid that dividend on January 25, 2002.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of December 31, 2001. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations due to its variable LIBOR Rate pricing. Accordingly, a 1% change in LIBOR would result in an interest expense change of approximately $10,000 per year.















                                   - 9 -
Forward Looking Statements

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     February 14, 2002        Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)





































                                   - 11 -