Form 10-K
period 2002-03-31
TECHNOLOGY RESEARCH CORP
filed 2002-06-27
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the Registrant, as of May 31, 2002 was $9,225,508, based upon the $1.93 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For the purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

As of May 31, 2002, the number of shares outstanding of the Registrant's common stock, $.51 par value, was 5,437,497.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement related to its 2002 Annual Meeting of Shareholders to be held on August 22, 2002 will be incorporated by reference into Part III of this Form 10-K and be filed with the Securities and Exchange Commission no later than July 12, 2002.
                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 15
Item 3.  Legal Proceedings  ........................................... 16
Item 4.  Submission of Matters to a Vote of Security Holders  ..........16
Item 4a. Executive Officers of the Registrant  ........................ 16


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ................................. 17
Item 6.  Selected Financial Data  ..................................... 18
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ......................... 19
Item 7a  Quantitative and Qualitative Disclosures About Market Risk  .. 25

Item 8.  Financial Statements and Supplementary Data  ................. 25
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 25


PART III

Item 10. Directors and Executive Officers of the Registrant  .......... 26
Item 11. Executive Compensation  ...................................... 26
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  ....................................... 26
Item 13. Certain Relationships and Related Transactions  .............. 26


PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K  ..................................... 26


SIGNATURES  ........................................................... 29

















As used in this Annual Report on Form 10-K, "we", "our", "us", the "Company" and "TRC" refer to Technology Research Corporation and it subsidiary, unless the context otherwise requires.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and may be identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends", "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report. Such key factors include, but are not limited to, the acceptance of any new products, such as "Fire Shield (R)", into the marketplace, the effective utilization of the Company's Honduran manufacturing facility, changes in manufacturing efficiencies and the impact of competitive products and pricing. The Company cannot be assured that future results, levels of activity, performance or goals will be achieved, and the Company disclaims any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.


                                      Part I

ITEM 1.  BUSINESS

General

Technology Research Corporation was incorporated in Florida in June 1981 with the intended purpose of pursuing orders for products to be designed and manufactured for sale to the military engine generator set controls market, a segment with which the Company's founders had acquired substantial experience. As a result, the Company continues to use its expertise in designing and supplying power monitors and control equipment to the United States Military and its prime contractors.

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








                                       -3-
Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------     ----        --------     ----       ----------
    2002   $ 10,276,165     62.2     $ 6,241,266     37.8     $ 16,517,431
    2001     12,117,588     68.1       5,687,823     31.9       17,805,411
    2000     12,801,147     76.6       3,910,457     23.4       16,711,604
    1999     13,929,177     81.4       3,190,542     18.6       17,119,719
    1998     13,434,352     74.2       4,667,433     25.8       18,101,785

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       2002             $ 166,854
                       2001               231,563
                       2000               126,121
                       1999                91,295
                       1998               329,166

The Company's backlog of unshipped orders at March 31, 2002 was approximately $3.9 million. This backlog consists of approximately 65% commercial product orders and approximately 35% military product orders, all of which is expected to ship within Fiscal Year 2003.


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



                                       -4-
The Company's GFCI devices provide protection from dangerous electrical shock by sensing leakage of electricity and cutting off power. GFCIs are currently available in three types: circuit breaker, receptacle and portable. The Company specializes in the portable types of these products. GFCIs constantly monitor electric current, and as long as the amount of current returning from the device is equal to the amount that is directed to the device, the GFCI performs no activities. Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard. Upon recognizing that condition, the GFCI terminates the flow of electricity instantaneously.

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

The Company's LCDI devices are intended to reduce the risk of fires by disconnecting power when sensing current leakage between conductors of power cords. The Company's Fire Shield product lines are approved in the UL classification of LCDIs. Several years ago, both government and industry research into the major causes of fire led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented Fire Shield, a product designed to prevent fires caused by damaged or aging appliance power supply cords and extension cords, which have been identified as a leading cause of electrical fires. On June 1, 1999, the Company announced major enhancements to its Fire Shield line of appliance power supply cords that added a higher degree of safety against fire and electric shock for two wire appliances. These new capabilities have significant safety benefits to the consumer. These enhancements are based on feedback from the industry and from the staff of the United States Consumer Product Safety Commission ("CPSC") on the need to protect not only the power cord, but also the internal wiring of the appliance. In addition, on January 13, 2000, the Company announced its Fire Shield Home Wiring System at the International Home Builders' Show in Dallas, Texas. The purpose of this system is to continuously monitor the integrity of the installed household wiring and alert the home owner, in advance, of potentially dangerous electrical wiring conditions that could lead to fires. The latest annual statistics from the CPSC indicate that extension cords, toaster/toaster ovens, power cords on appliances and household wiring are responsible for over $450 million in residential fire damage, 180 lives lost and 950 injuries.

The Company's ELCI devices are intended to protect equipment, such as copy machines, printers and computers, from excessive electrical leakage of current that could occur due to the breakdown of insulation between live and grounded parts, which could cause fires and other damage. Xerox Corporation voluntarily uses the Company's ELCI products to protect many of its business machines.





                                       -5-
Impact of Revised Product Standards. The NEC requires ground fault protection on many applications, which are enforced by OSHA and local government building codes and adhered to by most manufacturers. The Company presently focuses its marketing efforts in certain spot markets, which have developed in response to NEC imposed requirements. The NEC requirements are often incorporated into UL product standards.

In January 1989, high-pressure sprayer/washer manufacturers that desired UL listing of their products were required to include a GFCI and/or double-insulation protection on each electrically driven sprayer/washer. Sales to this industry were severely impacted in Fiscal Year 1996 as the majority of the sprayer/washer manufacturers opted for the more cost effective double-insulated technology rather than GFCI technology. Effective January 1996, the double-insulation provision was eliminated from the National Electric Code, but until recently, UL had not updated its standard enforcing this change. Sales to this industry were approximately $4.5 million less in each of the Fiscal Years 1996, 1997, 1998 and 1999, compared to Fiscal Year 1995, due to the choice of sprayer/washer manufacturers not using the Company's GFCI products and due to the delay of UL enforcing on the industry the requirement for GFCI technology. The revised standard UL 1776 requiring the use of GFCIs for UL listed sprayer/washers has been issued, and the effective date for compliance was May 6, 2000. The result was that sales to this market grew to approximately $2.4 million in Fiscal Year 2001 from approximately $1.5 million in Fiscal Year 2000. However, due to price erosion, losing sales to far-east competitors and lower demand for electric high-pressure sprayer/washers in the marketplace, sales to this market in Fiscal Year 2002 were approximately $1.3 million, down approximately $1.1 million from the prior year.

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

And recently, on July 13, 2001, the NEC added the requirement for cord fire prevention on room air conditioners into the 2002 National Electric Code, which became effective on August 2, 2001. The proposal requires that room air conditioners be provided with either LDCI or Arc Fault Circuit Interrupter ("AFCI") protected cord sets by their manufacturers. The Company believes that its Fire Shield cord set would provide manufacturers of room air conditioners with the best solution for this new requirement. The next step in the implementation process will be for UL to finalize the product standard for this requirement. These events create an approximate $60 million a year market for its participants. The Company believes it could realize significant revenues from this opportunity starting in Fiscal Year 2004.




                                       -6-
The Company currently manufactures and markets various portable GFCI, ALCI and ELCI products, such as plug-in portable adapters, several extension cord models in various lengths, various modules for original equipment manufacturers ("OEM") customers, and variations of such products for voltage differences in both the United States and foreign markets. The Company is focusing more of its marketing efforts in placing its products with major retailers, which include Wal-Mart, Home Depot, Sears Mall stores, Orchard Supply Hardware, and TruServ(the buying co-op for True Value Hardware Stores) as well as many independent retailers through distributors. The Company's products are also being offered through magazines, catalogs and E-commerce retailers.

License Agreements. The Company has been issued several domestic and foreign patents on its portable GFCI, which incorporate design features not available on any similar product known to the Company (see Patents, Licenses and Trademarks on page 11 for further information). The Company has entered into seven license agreements and three sales and marketing agreements concerning its portable GFCI, ALCI, ELCI and LCDIs. These agreements are with entities located in Australia, France, Italy, Japan, the United Kingdom and the United States and are for the purpose of market penetration into those areas where it would be difficult for the Company to compete on a direct basis.

On December 31, 1999, the Company entered into a new license agreement(the "Agreement") with Applica Inc. (previously named Windmere-Durable Holdings, Inc. ), which replaces its initial license agreement. Applica Inc. is a large Miami, Florida based manufacturer and distributor of a wide variety of, among other items, household appliances and portable personal care products utilizing electric current (e.g. hair dryers and curlers, irons, food mixers, toasters and toaster ovens and numerous other items), most of which are sold both domestically and internationally. The Agreement authorizes Applica Inc. to use the Company's extended Fire Shield technology to detect fires and electrical shock in toasters and toaster ovens manufactured by Applica Inc. under the Black & Decker(R) brand name. The Agreement called for an up front payment plus a royalty payment for each unit manufactured using the Company's Fire Shield technology. The Company's proprietary extended Fire Shield technology enables Applica Inc. to provide its customers an unparalleled degree of safety for toasters and toaster ovens. The Fire Shield technology includes the ability to detect an open flame in toasters or toaster ovens, or insulation/dielectric failure due to build up of grease or other substances, and disconnect the power reducing the risk of injury or property damage. In addition, the Fire Shield technology protects the user from electrocution or serious injury from electrical shock due to insulation failure or damage to the electrical wiring of the appliance. The Applica Inc. appliances that use this technology will display a Fire Shield marking on the appliance or packaging.
In addition, Applica Inc. recently announced that the Company's Fire Shield technology will be incorporated as part of the Advanced Safety Technology(TM) ("AST") system that is designed into their new line of Black & Decker(R) heaters and toasters. The AST(TM) system is a combination of the most advanced and significant safety features available today that can help prevent fires and electric shock in appliances. This Agreement converted automatically from an exclusive to non-exclusive agreement on March 1, 2002 thus allowing the Company to market this technology to other potential customers.

On June 4, 2002, the Company announced it signed a cross license agreement with Tecumseh Products Company for technology that provides improved protection for "Refrigeration and Air Conditioning Systems" against electrical faults. The licensed product integrates Tecumseh's proprietary technology relating to the protection of refrigeration compressors with the Company's proprietary Fire


                                       -7-
Shield technology which will bring an advanced level of protection to refrigeration and air conditioning systems worldwide. The Fire Shield technology is also being marketed by the Company for cord fire protection on single-phase cord and plug connected room air conditioners manufactured after January 2004, as required by the National Electrical Code. The licensed product is targeted at 15 to 20 million refrigeration and air conditioning systems sold worldwide each year. Under the term of the agreement, either party has the right to manufacture and sell the licensed product and a royalty will be paid by the selling party to the other party for the use of its technology. The Tecumseh Products Company is a full line global manufacturer of hermetic compressors for air conditioning and refrigeration products.

The Company believes that its Fire Shield technology will continue to advance as a valued technology for electrical safety and fire protection in the OEM and consumer marketplaces. The Company believes the addition of surge protection within these devices will even further enhance the value of the product. The Company's Fire Shield technology currently addresses five distinct market applications: (1) the Fire Shield Safety Circuit - an OEM product; (2) the Fire Shield Power Cord - an OEM product; (3) the Fire Shield Safety Extension Cord - a consumer product; (4) the Fire Shield Power Surge Strip - a consumer product; and (5) the Fire Shield Home Wiring System - for the luxury home builder. The Company believes that its Fire Shield technology represents the best opportunity for major long-term growth.


Military Products and Markets

The Defense Logistics Agency established a program rating system for its suppliers in 1995 for product quality, packaging and on-time deliveries, and since its inception and for the seventh straight year, the Company has been honored as a Best Value Medalist for the highest rating Gold Category, which signifies the Company's commitment to military contract performance.

The Company is currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors. The term "control equipment" refers to the electrical controls used to control the electrical power output of the generating systems. In general, the controls monitor and regulate the operation of generator mobile electric generating system sets. Electric generating systems are basic to all branches of the military, and demand has remained relatively constant, unlike products utilized in armaments and missiles. Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets, which incorporate the Company's products. The Company is a qualified supplier for 37 control equipment products as required by the Department of Defense and is a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies. These products are also furnished for spare parts support for existent systems in the military inventory. Spare parts orders from the military were stronger in Fiscal Year 2002 at $1.6 million compared to $.9 million in Fiscal Year 2001 primarily as a result of increased fielding of existent generator systems.

In late 1989, the Company completed the redesign of the control equipment related to the Tactical Quiet Generator ("TQG") Systems program and provided prototype units to a prime contractor for testing, which was completed in the

                                       -8-
third fiscal quarter of Fiscal Year 1992. Subsequently, the Company received production orders for these products from the U.S. Government's prime contractor in the approximate amount of $12.4 million covering the time period from August 1992 to July 1998. All deliveries have been completed under these contracts. The new contract that has been awarded by the U.S. Government for 5/10/15KW TQG Systems to the prime contractor is for a 10-year period with the last ordering period year being 2007. The Company completed shipments under the first production release, valued at $1.9 million, in the fourth quarter of Fiscal Year 1999, under the second production release, valued at $1.2 million, in the fourth quarter of Fiscal Year 2001 and under the third release, valued at $1.0 million in the fourth quarter of Fiscal Year 2002. Shipments under the fourth release, valued at approximately $.4 Million, commenced in May 2002.
The estimated value of this 10-year contract for the Company for its 5/10/15KW control equipment is approximately $8.2 million.

In November 1998, the Company received orders in the amount of approximately $6.0 million for its control equipment for the new 3KW TQG systems. After first article testing was completed by the U.S. Government's prime contractor, the Company's first production release valued at $2.8 million was shipped in Fiscal Year 2001. Shipments under the second and final production releases valued at $1.5 and 1.7 million, respectively, were shipped in Fiscal Year 2002.

In August 2001, the Company announced that it would have the opportunity to participate in the follow-on 10-year contract for the 3KW TQG systems, valued at approximately $21 million, with scheduled deliveries from 2002 to 2012. The Company began shipments under the first production release of this new contract in May 2002, valued at $1.0 million. The Company expects to begin shipments under the second production release, valued at $2.7 million, in October 2002.

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






                                       -9-
Testing and Qualification

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

As a result of a National Electrical Manufacturers Association ("NEMA") sponsored investigation of the long term performance and installations of GFCI Dual Outlet Receptacles across the United States, UL announced on November 1, 2001 that it would toughen the test standard for portable GFCI devices. All of the Company's GFCI devices will need to be re-tested and re-certified by January 1, 2003, according to the present UL timetable. The re-certification will test for 1) expanded surge requirements, 2) new requirements for moisture and corrosion, and 3) new requirements for reverse line-load miss wiring. The risk to the Company is that certain products may not be certified by the January 1, 2003 deadline thereby impacting sales of those products until re-certification is completed.

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

                                       -10-
The business of an electronics manufacturer, such as the Company, primarily involves assembly of component parts. The only products which the Company manufactures from raw materials consists of its transformers and magnetic products. The manufacture of such products primarily involves the winding of wire around magnetic steel cores. Recently, in an effort to lower cost by vertical integration, the Company also molds its own plastic parts for its commercial product lines at its manufacturing facility in Honduras. The remainder of the products which the Company manufactures are assembled from component parts that are produced or distributed by other companies.

On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC/Honduras, S.A. de C.V., a wholly owned subsidiary of Technology Research Corporation, for the purpose of manufacturing the Company's high-volume products. TRC/Honduras, S.A. de C.V. conducts its operations in a leased 42,000 square foot building located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras. The lease is for a term of five years with an option to extend the lease for another five years. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, a twenty-year Honduran federal income tax holiday and a ten-year Honduran municipal income tax holiday for any profits generated by the Company's Honduran subsidiary, and various other benefits.

As a result of increasing labor costs in Honduras, the Company is implementing a plan to move approximately 30-40% of its Honduran production to an wholly-owned subsidiary of Applica Inc., Durable Electrical Metal Factory ("Durable"), a contract manufacturer in China with which the Company had acquired substantial experience prior to its setting up operations in Honduras. The Company's plan is for Durable to manufacture the majority of subassembly boards which will then be shipped to Honduras for final assembly. Durable will also build finished product for those customers that have operations already in China. The Company recently received its first shipment of subassembly boards from Durable, which are currently being evaluated for workmanship and quality. The Company expects to receive production quantities sometime during the second quarter ending September 2002.

The Company continues to manufacture its specialized military products and low-volume commercial products in its 43,000 square foot facility in Clearwater, Florida.


Patents, Licenses, and Trademarks

The Company's President, Mr. Legatti, has designed and the Company has been issued six patents in the U.S. and Great Britain, three patents in Italy, two patents in Australia, Germany and France and one patent in Canada, Sweden and Japan with respect to its portable GFCI and Fire Shield technologies. Several other patent applications have been filed by the Company and are awaiting action, which will complement the Company's core technology and products. The Company's U.S. patents will be valid for either 20 years from filing or 17 years from date of issue in the United States running from January 1986. The term of the Company's patents in all other countries vary from 15 to 20 years.

On October 12, 1999, Xerox Corporation was issued a patent, which listed
Mr. Legatti as a co-inventor for the Modular, Distributed Equipment Leakage Circuit Interrupter. This product is used on some of Xerox's business machines and shuts off power when sensing a certain leakage of electricity, which could produce dangerous results.

                                       -11-
The life of certain patents will be expiring within the next few years, and the Company is unable to predict how that might affect its business. The Company believes, however, that the success of its business depends more on the technical and engineering expertise, marketing and service abilities of its employees than on patents, trademarks and copyrights. Nevertheless, the Company owns several patents and has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. Furthermore, although the Company vigorously protects its patents, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company or that foreign intellectual property laws will protect the Company's intellectual property rights in any foreign country.

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

The Company exhibits its products at numerous trade shows, which have resulted in new commercial markets including the recreational vehicle industry and the appliance industry.

The Company also markets through OEMs, both domestically and internationally, that sell the Company's products under their own brand label. The Company has recently implemented a "value add" upgrade strategy, which provides finished product to those OEMs who are currently only receiving subassembly modules. The Company's plastic and receptacle molding capabilities are a key factor in providing "value add" upgrades to its customers.




                                       -12-
The Company primarily utilizes foreign licenses and sales and marketing agreements to market its products internationally (see Patents, Licenses and Trademarks for further information). The Company's products have world-wide application, and the Company believes that international demand for these products will continue to contribute to the Company's growth.

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


Major Customers and Exports

Individual customers and aggregate exports which accounted for 10% or more of sales were:
                                                    Year ended March 31
     Customer                                 2002         2001          2000
     --------                                 ----         ----          ----
Xerox Corporation                         $   275,448      723,982     1,266,613
Noma Appliance & Electric, Inc.
  Noma Appliance, Inc.
    f/k/a Fleck Manufacturing, Inc.
   (a Xerox Corporation supplier)             281,011      531,835      954,288
Other Xerox suppliers                         263,704      299,596      987,424
Fermont (a division of ESSI, a U.S.
   Government Prime Contractor)             3,855,593    4,305,101    2,115,722
                                            ---------    ---------    ---------
                                          $ 4,675,756    5,860,514    5,324,047
                                            =========    =========    =========

Exports:
    Canada                                $   293,650      579,511    1,342,365
    Far East                                1,288,102      805,762      198,026
    Europe                                  1,899,842    2,328,325    3,243,918
    Mexico                                    169,833      383,046      563,550
    Australia                                   3,167       83,232      218,746
    South America                               6,458       13,784       12 430
    Middle East                                15,000       22,299        5,281
                                            ---------    ---------    ---------
        Total exports                     $ 3,676,052    4,215,959    5,584,316
                                            =========    =========    =========


Overall, the Company's exports were down approximately 13% in Fiscal Year 2002, compared to the Company's prior fiscal year, due to Xerox Corporation and its suppliers whose sales were down from the previous fiscal year by approximately $735,250. Xerox and its suppliers accounted for approximately 5% of the Company's sales for Fiscal Year 2002, compared to approximately 9% for the prior fiscal year. Excluding Xerox, exports to the Company's international OEM customers were also down for Fiscal Year 2002, compared to the Company's prior fiscal year, due to the weakness in the overall global economy.





                                       -13-
The Company's military product sales are primarily to OEM prime contractors and secondarily to military procurement logistic agencies for field service support on previously shipped systems. In Fiscal Year 2002, military sales were approximately 38% of total sales, compared to 32% in the prior year. Although sales to Fermont were down approximately 10%, compared to prior year, overall military increased approximately 9% as the result of spare part orders for the Company's control devices related to generator systems already in the field.

Fermont accounted for approximately 23% of the Company's sales for Fiscal Year 2002, compared to approximately 24% for the prior fiscal year. Orders from Fermont related to the 5/10/15 KW TQG systems were significantly weaker in Fiscal Year 2002, compared to the prior year, due to the buy cycle and demand for such systems by the military.

The Company has no relationship with any of its customers except as a supplier of product.


Competition

The commercial and military business of the Company is highly competitive.

In the commercial market, the Company has significant competition, except with respect to its Fire Shield products. As a result, the Company may not be able to maintain current profit margins due to price erosion. The Company believes, however, that product knowledge, patented technology, ability to respond quickly to customer requirements, positive customer relations, price, technical background and industry experience are major competitive factors, and that it competes favorably with respect to these factors. In addition, the Company's patented GFCI technology utilizes, in certain adaptations, waterproofing, a retractable ground pin and "trip mechanism" techniques, each of which provides the Company, in the judgment of its management, with a current competitive advantage.

In the military market, the Company's products must initially pass government specified tests. The Company must compete with other companies, some being larger and some smaller than the Company, acting as suppliers of similar products to prime government contractors. The Company believes that knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market. The Company believes that it has competitive strengths in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment. A substantial portion of spare part procurement is set aside for small business concerns, which are defined in general as entities with fewer than 1,000 employees. Because the Company is classified as a small business concern, it qualifies for such set aside procurements for which larger competitors are not qualified.
The entry barriers to the military market are significant because of the need, in most cases, for products to pass government tests and qualifications.


Research, Development and Engineering

The Company employs 12 persons in the Engineering Department, all of whom are engaged either full or part-time in research and development activities. This department is engaged in designing and developing new commercial and military products and improving existing products to meet the needs of the Company's customers.

                                       -14-
In connection with its efforts in developing the GFCI product, the Company believes that the increasing use of portable GFCI protection will provide new markets for the commercial marketplace, and accordingly, the Company has modified its GFCI designs to fit these markets and new applications. There can be no assurance, however, that the Company can maintain its sales levels in the commercial market in view of the possibility that an increased level of competition may develop.

The Company spent $1,049,649 in Fiscal Year 2002, $1,197,874 in Fiscal Year 2001 and $1,035,994 in Fiscal Year 2000 on research, development and engineering activities. None of these activities were sponsored or financed by customers, and all have been expensed as incurred. The Company anticipates spending levels to remain constant in the new fiscal year.


Employees

As of March 31, 2002, the Company employed 80 persons on a full time basis, and of that total, 46 employees were engaged in manufacturing operations, 12 in engineering, 11 in marketing and 11 in administration. The Company's Honduran subsidiary employed 210 persons on a full time basis as of March 31, 2002, and of that total, 207 employees were engaged in manufacturing operations and 3 in administration. Competition for such management, technical, manufacturing, sales and support personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

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

In March 1997, the Company entered into a five year lease agreement with ZIP San Jose, an industrial park located in San Pedro Sula, Honduras, for a 42,000 square foot building in which the Company manufactures its high-volume products. This lease terminated in March 2002, and the Company has renewed its lease with ZIP San Jose for another year.






                                       -15-
ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.


ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                 Age             Position

Robert S. Wiggins                     72             Chief Executive Officer,
Chairman of the Board

Raymond H. Legatti                    70             President

Raymond B. Wood                       67             Senior Vice President of
                                                     Government Operations and
                                                     Marketing

Scott J. Loucks                       40             Vice President of Finance,
                                                     Chief Financial Officer

ROBERT S. WIGGINS, has served as Chairman of the Board, Chief Executive Officer and Director since March 1988. Additional biographical data on Mr. Wiggins may be found in Section III of the Company's proxy statement.

RAYMOND H. LEGATTI, served as the Company's President since the Company's inception in 1981. Additional biographical data on Mr. Legatti may be found in
Section III of the Company's proxy statement.

RAYMOND B. WOOD, has served as the Senior Vice President of Government Operations and Marketing since the Company's inception in 1981. Additional biographical data on Mr. Wood may be found in Section III of the Company's proxy statement.

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










                                       -16-
                                  Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

The Company's shares of Common Stock are registered under 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market System. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal years ended March 31, 2002, 2001 and 2000 as reported by NASDAQ.

                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
March 31, 2002:
  First Quarter                       $ 2.000  $ 1.313          $ 0.01
  Second Quarter                        1.900    1.302            0.01
  Third Quarter                         2.420    1.400            0.01
  Fourth Quarter                        1.890    1.280            0.01
                                                                $ 0.04
March 31, 2001:
  First Quarter                       $ 2.563  $ 1.500          $ 0.01
  Second Quarter                        3.938    1.813            0.01
  Third Quarter                         3.063    1.375            0.01
  Fourth Quarter                        2.094    1.188            0.01
                                                                $ 0.04
March 31, 2000:
  First Quarter                       $ 2.000   $ 0.938         $    -
  Second Quarter                        1.875     1.156            .01
  Third Quarter                         1.500     0.625            .01
  Fourth Quarter                        4.500     1.250            .01
                                                                 -----
                                                                 $ .03


As of May 31, 2002, the approximate number of the Company's shareholders was
466. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represent an additional 1,700 shareholders.

The Company's authorized capital stock, as of May 31, 2002, consisted of 10,000,000 shares of authorized common stock, par value $.51, of which 5,437,497 shares were issued and outstanding.

On August 30, 1999, the Company re-instituted its quarterly dividend policy at $.01 per share with a annual cash dividend rate of $.04 per share. The Company paid dividends of $.04 per share in Fiscal Year 2002, $.04 per share in Fiscal Year 2001 and $.03 per share in Fiscal Year 2000.









                                       -17-
ITEM 6.  SELECTED FINANCIAL DATA


                          2002       2001       2000       1999       1998
                          ----       ----       ----       ----       ----
Year ended March 31:

  Operating revenues $ 16,684,285 18,036,974 16,837,725 17,211,014 18,430,951

  Gross profit       $  4,420,631  3,901,155  5,124,543  4,078,461  4,836,280

  Net income (loss)  $    200,360   (411,547)   585,755     15,892   (196,314)

  Basic earnings
    per share        $      .04       (.08)       .11          -       (.04)

  Weighted average number
    of common shares
    outstanding         5,437,497  5,439,811  5,455,756  5,455,756  5,332,571

  Diluted earnings
    per share        $      .04       (.08)       .11          -       (.04)

  Weighted average number
    of common and
    equivalent shares
    outstanding         5,457,896  5,439,811  5,473,220  5,476,134  5,332,571

  Cash dividends
    Paid             $      .04        .04        .03          -        .18


March 31:

  Working capital    $  7,934,196  8,898,697 10,267,576  6,899,677  6,875,679

  Total assets       $ 12,766,937 15,156,548 15,990,625 15,146,175 15,746,818

  Current
    liabilities      $    913,526  2,012,335  1,366,382  3,521,949  4,243,200

  Long-term debt     $    500,000  1,750,000  2,500,000     56,250    131,250

  Total liabilities  $  1,463,526  3,835,998  4,000,567  3,578,199  4,374,450

  Retained earnings  $  1,032,996  1,050,135  1,679,150  1,257,068  1,241,176

   Total stockholders'
  equity             $ 11,303,411 11,320,550 11,990,058 11,567,976 11,372,368










                                       -18-
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Critical Accounting Policies

The Company's critical accounting policies are as follows: (1) revenue recognition; and (2) excess and obsolete inventory reserves.

Revenue Recognition. The Company recognizes revenue when an order has been received, pricing is fixed, product has been shipped, and collectibility is reasonably assured. Title to goods passes to customers upon shipment, there are no customer acceptance provisions included in sales contracts and the Company has no installation obligation subsequent to product shipment. Similarly, revenue is recognized upon shipment to distributors as title passes to them without additional involvement or obligation. Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties. Cost of sales includes the cost of the product and the Company's estimate of any additional warranty, rework or other concessions the Company expects to incur in connection with a sale.

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

Excess and Obsolete Inventory Reserves. The Company's financial statements include an estimate associated with reserves with respect to inventory. Various assumptions and other factors underlie the determination of this estimate. The process of determining this estimate is fact specific and takes into account primarily historical experience and expected economic conditions. The Company evaluates this estimate on a monthly basis and makes adjustments each quarter where facts and circumstances dictate. The Company reserves 100%, or $218,504, of that inventory considered to be obsolete and 50%, or $406,097, of that inventory considered to be slow-moving. The Company evaluates all inventory which has not had activity for twelve months. As of March 31, 2002, the Company inventory reserve was $624,601 or approximately 13% of total inventory.

The Company's accounting policies are more fully described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. As described therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.




                                       -19-
                              Operating Results

Fiscal Years 2002 and 2001 Comparison

The Company's operating revenues (net sales and royalties) for the year ended March 31, 2002 were $16,684,285, compared to $18,036,974 reported in the prior year, a decrease of approximately 7%. Net income was $200,360 for Fiscal Year 2002, compared to a net loss of $(411,547) reported in Fiscal Year 2001. Basic and diluted earnings were $.04 per share for Fiscal Year 2002, compared to a loss of $(.08) per share for Fiscal Year 2001.

Although the Company did not meet its revenue objectives for Fiscal Year 2002, the business was managed well, producing a profit instead of a loss in a tough economy. The improvement in performance was due to lower operating expenses and increased manufacturing productivity. In addition, supply chain initiatives produced a reduction in inventory of $1,553,543 allowing the Company to strengthen its balance sheet significantly, increasing cash by $978,327 while reducing its bank debt by $1,250,000. The decrease in revenues for Fiscal Year 2002 was due to commercial sales decreasing by $1,823,903, of which $735,250 was attributed to Xerox and its suppliers. Royalty income decreased by $64,709, and military sales increased by $535,923. The increase in military sales was mainly due to stronger spare parts orders and the Company being in full production of the control devices related to the 5/10/15/30/60KW TQG and the variable speed 3KW TQG programs.

On December 13, 2000, the Company announced that its Board of Directors approved a plan to find a strategic buyer who could expand the Company's business, primarily to that of the Company's Fire shield product lines. On August 13, 2001, the Company announced that it was no longer seeking to sell the Company due to unfavorable market conditions and the unlikelihood of the Company meeting its objectives of being acquired by a strategic buyer who could also increase shareholder value. The Company is now moving forward with a plan to expand its commercial business through product development. Recent events related to this plan are as follows: (1) on February 7, 2002, the Company announced its Surge Guard Plus (TM) Recreational Vehicle Power Monitor, a microprocessor based power monitor for the recreational vehicle market;
(2) on March 26, 2002, the Company announced its line of Fire Shield surge protected power strips targeted for retail sales; (3) on June 3, 2002, the Company announced its cross license agreement with Tecumseh Products Company, who has developed a protection system using the Company's Fire Shield technology for Refrigeration and Air Conditioning Systems. On April 16, 2002, the Company announced the promotion of Rick O'Neal to Vice President of Fire Shield Sales and Marketing to focus specifically on those markets related to the Company's Fire Shield technology and product lines since it represents such a major growth opportunity for the Company. One such market revolves around the mandate requiring cord fire protection on room air conditioners, beginning in 2004, which creates a potential $60 million a year market opportunity for the participants.

The Company's gross profit margin was approximately 27% of net sales for Fiscal Year 2002 compared to 22% in the prior year. Although the Company's manufacturing performance improved from year to year, higher than expected rework expense was recorded in the year due to warranty repairs of inverters associated with the 3KW TQG program. Latent defects of certain vendor supplied parts were responsible for the problems. Although the Company has repaired the majority of the product in question, additional warranty repair expense is expected to continue, although to a lesser degree, throughout the first half of Fiscal Year 2003.

                                       -20-
Selling, general and administrative expenses for Fiscal Year 2002 were $3,175,724, compared to $3,490,326 for the prior year, a decrease of approximately 9%. Selling expenses were $1,816,133 for Fiscal Year 2002, compared to $2,008,092 for the prior year, a decrease of approximately 10%, reflecting a decrease in salary related expenses of $49,621, travel expenses of $44,303, advertising costs of $58,122, professional fees of $21,841 and a reduction of $18,072 in other expenses. General and administrative expenses were $1,359,591 for Fiscal Year 2002, compared to $1,482,234 for the prior year, a decrease of approximately 8%, reflecting lower professional fees of $32,878, shareholder expenses of $36,485, travel expenses of $23,151, telecommunications expenses of $22,850 and a reduction of other expenses of $7,279.

Research, development and engineering expenses for Fiscal Year 2002 were $1,049,649, compared to $1,197,874 for the prior year, a decrease of approximately 12%, reflecting a decrease in salary related expenses of $102,243, health insurance costs of $48,681 and an increase of $2,699 in other expenses.

Interest expense, net of interest and sundry income, for Fiscal Year 2002 was $66,708, compared to $76,572 for the prior year, reflecting lower interest rates and the Company using less of its Line of Credit.

Income tax (benefit) expense for the years ended March 31, 2002 and 2001 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income (loss) as the operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $44,000 in 2002 and $51,000 in 2001, and no income taxes have been provided on these results of operations. The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $269,000 at March 31, 2002 and $225,000 at March 31, 2001. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary was paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

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

                                       -21-
Significant factors for the Company's loss in Fiscal Year 2001 include the following: first, the Company experienced manufacturing inefficiencies throughout its second and third quarters during the startup of two new product lines; second, the Company recorded severance expenses of approximately $125,000 related to reductions in its workforce at both the Company's Clearwater and Honduras facilities in its fourth quarter; third, the Company recorded an inventory write-off of approximately $150,000 in its fourth quarter to reserve for material associated with a discontinued commercial product line; fourth, the Company's labor cost increased approximately 35% in Honduras during its third quarter as a result of a government mandated increase in minimum wage; fourth, the Company incurred rework costs associated with engineering design changes implemented to bring certain international products up to specification with a new standard; and fifth, higher than expected initial costs of manufacturing the Inverter for the new military 3KW TQG program. The Company made progress in lowering the labor cost of the Inverter in Fiscal Year 2001, and by negotiating better purchase prices for supplied materials, the Company realized the benefit of reduced material cost in the next production phase as well, which started in June 2001.

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

Income tax (benefit) expense for the years ended March 31, 2001 and 2000 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income (loss) as the operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $51,000 in 2001 and $221,000 in 2000, and no income taxes have been provided on these results of operations. The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $225,000 at March 31, 2001 and $174,000 at March 31, 2000. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign


                                       -22-
subsidiary was paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.


Liquidity and Capital Resources

As of March 31, 2002, the Company's cash and cash equivalents increased to $1,163,099 from the March 31, 2001 total of $184,772. The increase in cash was due to cash provided by operating activities of $2,842,684, offset to some extent, by cash used for investing activities of $397,604 and cash used in financing activities of $1,466,753, totaling $978,327.

Cash provided by operating activities was primarily due to net income of $200,360, depreciation in the amount of $897,236 and a decrease in accounts receivable, inventory and income taxes receivable of $848,214, 1,553,543 and $278,500, respectively, offset to some extent by accounts payable decreasing by $1,028,651. The decrease in accounts payable was the result of the Company improving the timeliness of payments to suppliers. Accounts receivable decreased primarily as a result of lower shipments in the quarter compared to the fourth quarter ended March 31, 2001. The decrease in inventory was the result of the Company moving all material planning to its Clearwater facility thus eliminating that function at its Honduran subsidiary. In addition, an Inventory Action Committee was created within the Company in March 2001 to closely monitor inventory purchases and implement an aggressive material planning strategy to ensure inventory levels reflect changes in demand.

Cash used in financing activities was primarily due to the Company paying down its line of credit by $1,250,000 plus dividends paid in the amount of $216,753, totaling $1,466,753.

Cash used in investing activities of $397,604 was related to purchases of capital equipment only. Purchases of capital equipment in Fiscal Year 2001 and Fiscal Year 2000 were $725,680 and $548,122, respectively.

On December 24, 2001, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2003. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company is currently using the L.I.B.O.R. option. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to operate well within all the covenants of the loan agreement. The Company's debt from advances on its new line of credit was $500,000 as of March 31, 2002, compared to $1,750,000 as of March 31, 2001. The Company has no off-balance sheet arrangements and no debt relationships other than what is noted above.

The Company's working capital decreased by $964,501 to $7,934,196 at March 31, 2002, compared to $8,898,697 at March 31, 2001. The decrease was primarily due to the Company's reduction of inventory and its line of credit, as noted above. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.






                                       -23-
The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $1,651,781, or $.30 per share, for Fiscal Year 2002, compared to $610,279, or $.11 per share, for the Fiscal Year 2001. The Company wishes to present its EBITDA results as an indication of its liquidity and should not be interpreted as earnings.

The fourth quarter dividend of $.01 per share was paid on April 26, 2002 to shareholders of record on March 31, 2002. The Company paid $.04 per share for Fiscal Year 2002.


New Accounting Standards

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

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121; however, it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and

                                       -24-
Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company is required to adopt the provisions of SFAS 144 on April 1, 2002, and the adoption of SFAS 144 is not expected to have any effect on the consolidated financial statements.


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations due to its variable LIBOR pricing. Accordingly, a 1% change in LIBOR will result in an interest expense change of approximately $5000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Response to this item is submitted in a separate section of this report starting at Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



























                                       -25-


                                  PART III


Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 2002.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.   Consolidated Financial Statements
             of Technology Research Corporation:

         See index on next page.


     2. The following Consolidated Financial Schedules for the years ended March 31, 2002, 2001, and 2000 are submitted herewith:

         See index on next page.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     3.  Exhibits included herein:

         Inserted after Financial Statements.


(B)  Reports on Form 8K

     No reports on Form 8K have been filed by the registrant during the last quarter of the fiscal year.





















                                       -26-
                         TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY


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

  Consolidated Statements of Operations                                  F-3

  Consolidated Statements of Stockholders' Equity                        F-4

  Consolidated Statements of Cash Flows                                  F-5

  Notes to Consolidated Financial Statements                             F-6


Schedule

II  Valuation and Qualifying Accounts for the Years Ended March 31,
  2002, 2001 and 2000                                                    F-18
































                           Independent Auditors' Report


The Board of Directors and Stockholders
Technology Research Corporation:


We have audited the consolidated financial statements of Technology Research Corporation and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                          KPMG LLP

St. Petersburg, Florida
April 23, 2002


















                                       F-1
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2002 and 2001

                    Assets                                2002         2001
Current assets:                                           ----         ----
   Cash and cash equivalents                         $  1,163,099      184,772
     Accounts receivable,
          less allowance for doubtful accounts of
          $11,908 in 2002 and $60,760 in 2001 (note 4)  2,516,603    3,364,817
     Income tax receivable (note 5)                             -      278,500
     Inventories (notes 2 and 4)                        4,798,731    6,352,274
     Prepaid expenses and other current assets             97,720      145,134
     Deferred income taxes (note 5)                       271,569      585,535
                                                       ----------   ----------
                    Total current assets                8,847,722   10,911,032
                                                       ----------   ----------
Property, plant and equipment (notes 3, 4 and 7)        9,493,313    9,304,618
     Less accumulated depreciation                      5,795,667    5,106,407
                                                       ----------   ----------
                    Net property, plant and equipment   3,697,646    4,198,211
                                                       ----------   ----------
Noncurrent deferred income taxes (note 5)                 162,861            -
Other assets                                               58,708       47,305
                                                       ----------   ----------
                                                     $ 12,766,937   15,156,548
                                                       ==========   ==========
     Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                          $   551,300     1,579,951
     Accrued expenses:
          Compensation                                    228,210      231,806
          Other                                            65,212      108,990
     Dividends payable                                     68,804       68,058
     Deferred income                                            -       23,430
                                                       ----------   ----------
                    Total current liabilities             913,526    2,012,335
Debt (note 4)                                             500,000    1,750,000
Deferred income, excluding current portion                 50,000       50,000
Deferred income taxes (note 5)                                  -       23,663
                                                       ----------   ----------
                    Total liabilities                   1,463,526    3,835,998
                                                       ----------   ----------
Stockholders' equity (note 6):
     Common stock, $.51 par value.  Authorized
     10,000,000 shares; issued and outstanding
     5,437,497 shares in 2002 and 2001                  2,784,088    2,784,088
     Additional paid-in capital                         7,526,472    7,526,472
     Retained earnings                                  1,032,996    1,050,135
                                                       ----------   ----------
                                                       11,343,556   11,360,695
     Treasury stock, at cost - 21,500 shares              (40,145)     (40,145)
                                                       ----------   ----------
                    Total stockholders' equity         11,303,411   11,320,550
Commitments and contingencies (notes 7 and 10)
                                                     $ 12,766,937   15,156,548
                                                       ==========   ==========
See accompanying notes to consolidated financial statements.
                                       F-2
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Operations
                      Years ended March 31, 2002, 2001 and 2000


                                             2002         2001         2000
Operating revenues:                          ----         ----         ----
   Net sales (note 8)                   $ 16,517,431   17,805,411   16,711,604
   Royalties                                 166,854      231,563      126,121
                                          ----------   ----------   ----------
                                          16,684,285   18,036,974   16,837,725
                                          ----------   ----------   ----------
Operating expenses:
   Cost of sales                          12,096,800   13,904,256   11,587,061
   Selling, general, and administrative    3,175,724    3,490,326    3,301,640
   Research, development, and engineering  1,049,649    1,197,874    1,035,994
                                          ----------   ----------   ----------
                                          16,322,173   18,592,456   15,924,695
                                          ----------   ----------   ----------
      Operating income (loss)                362,112     (555,482)     913,030
                                          ----------   ----------   ----------
Other income (deductions):
   Interest and sundry income                 12,629       58,947       92,791
   Interest expense                          (79,337)    (135,519)    (184,832)
   Loss on disposal of property,
        plant and equipment                     (933)      (5,320)     (20,174)
                                          ----------   ----------   ----------
                                             (67,641)     (81,892)    (112,215)
                                          ----------   ----------   ----------
      Income (loss) before income taxes      294,471     (637,374)     800,815

Income taxes expense (benefit) (note 5)       94,111     (225,827)     215,060
                                          ----------   ----------   ----------
      Net income (loss)                 $    200,360     (411,547)     585,755
                                          ==========   ==========   ==========
Basic earnings (loss) per share         $       0.04        (0.08)         .11
                                          ==========   ==========   ==========
Diluted earnings (loss) per share       $       0.04        (0.08)         .11
                                          ==========   ==========   ==========
Weighted average number of common and
     equivalent shares outstanding:
          Basic                            5,437,497    5,439,811    5,455,756
                                          ==========   ==========   ==========

          Diluted                          5,457,896    5,439,811    5,473,220
                                          ==========   ==========   ==========


See accompanying notes to consolidated financial statements.









                                       F-3
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                     Years ended March 31, 2002, 2001 and 2000


                                                        Retained
                                             Additional earnings              Total
                          Common stock       paid-in (accumulated Treasury stockholders'
                       Shares      Amount    capital    deficit)    stock     equity
Balances at            ------      ------    -------    --------- --------  ----------
March 31, 1999:     5,455,756  $ 2,782,435  7,528,473   1,257,068        -  11,567,976

Dividends - $.03 per share  -            -          -    (163,673)       -    (163,673)

Net income                  -            -          -     585,755        -     585,755
                    ---------    ---------  ---------   --------- ----------  --------
Balances at
March 31, 2000:     5,455,756  $ 2,782,435  7,528,473   1,679,150        -  11,990,058

Dividends - $.04 per share  -            -          -    (217,468)       -    (217,468)

Net loss                    -            -          -    (411,547)       -    (411,547)

Exercise of stock
  options via exchange
  of 2,534 common shares
  and cash of $(348) for
  5,775 new common
  shares                3,241        1,653     (2,001)          -        -        (348)

Treasury stock,
  at cost             (21,500)           -          -           -  (40,145)    (40,145)
                    ---------    ---------  ---------   --------- --------  ----------

Balances at
March 31, 2001:     5,437,497    2,784,088  7,526,472   1,050,135  (40,145) 11,320,550

Dividends - $.04 per share  -            -          -    (217,499)       -    (217,499)

Net income                  -            -          -     200,360        -     200,360

Balances at
March 31, 2002:     5,437,497    2,784,088  7,526,472   1,032,996  (40,145) 11,303,411
                    =========    =========  =========   ========= ========  ==========


See accompanying notes to consolidated financial statements.








                                       F-4
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                      Years ended March 31, 2002, 2001 and 2000


                                                2002        2001        2000
Cash flows from operating activities:           ----        ----        ----
  Net income (loss)                       $    200,360    (411,547)    585,755
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Loss on disposal of equipment              933       5,320      20,174
      Change in allowance for
         doubtful accounts                   (48,852)     12,561     (15,501)
      Depreciation and amortization          897,236     800,977     850,092
      Decrease (increase) in
         accounts receivable                 897,066    (271,837)     30,216
      Decrease (increase) in income
         taxes receivable                    278,500    (201,900)    255,822
      Decrease (increase) in inventories   1,553,543  (1,143,685)   (484,407)
      Decrease (increase) in prepaid expenses
         and other current assets             36,011     (75,016)      5,686
      Decrease (increase) in deferred
         income taxes                        127,442    (145,427)     98,565
      Decrease (increase) in other assets          -      30,534      45,738
      Increase (decrease) in deferred income (23,530)   (141,176)    214,706
      Increase (decrease) in
         accounts payable                 (1,028,651)    774,609     156,090
      Increase (decrease) in
         accrued expenses                    (47,374)     (9,166)     17,978
                                           ---------   ---------   ---------
         Net cash provided by (used in)
            operating activities           2,842,684    (775,753)  1,780,914
                                           ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures for property,
     plant and equipment                    (397,604)  (725,680)   (548,122)
                                           ---------   ---------   ---------
         Net cash used in
            investing activities            (397,604)  (725,680)   (548,122)
                                           ---------   ---------   ---------
Cash flows from financing activities:
  Net (repayments) borrowings under
     line-of-credit agreement             (1,250,000)   (750,000)     49,900
  Principal payments on mortgage
     note payable                                  -           -    (131,250)
  Acquisition of treasury stock                    -     (40,145)          -
  Proceeds from exercise of
     stock options and warrants                    -        (348)          -
  Dividends paid                            (216,753)   (219,312)   (109,384)
                                           ---------   ---------   ---------
         Net cash used in
            financing activities          (1,466,753) (1,009,805)   (190,734)
                                           ---------   ---------   ---------
Net increase (decrease) in cash and
    cash equivalents                         978,327  (2,511,238)  1,042,058



Cash and cash equivalents at
   beginning of year                         184,772   2,696,010   1,653,952
                                           ---------   ---------   ---------
Cash and cash equivalents at end of year$  1,163,099     184,772   2,696,010
                                           =========   =========   =========
Supplemental cash flow information:
  Cash paid for interest                $     79,337     139,761     180,590
                                           =========   =========   =========
  Cash paid (received) for income taxes $   (278,500)    121,500    (139,327)
                                           =========   =========   =========


See accompanying notes to consolidated financial statements.














































                                       F-5
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000

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

(c)	  Financial Instruments

The Company believes the book value of its debt approximates fair value due to its short-term nature and the variable interest rate.

(d)	  Principles of Consolidation

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



                                       F-6
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000

(f)	  Revenue Recognition

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

(g)	  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(h)	  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(i)	  Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.
                                       F-7
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000

(j)	  Income Taxes

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

(k)	  Stock-Based Compensation

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

The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS 123.

(l)	  Earnings per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Common share equivalents included in the dilutive weighted average shares outstanding computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in years where there are earnings.

(m)  	New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

                                       F-8
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000

This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. Adoption of SFAS No. 144 did not have a material affect on the Company.

(n)  	Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

(2)  	Inventories

Inventories at March 31, 2002 and 2001 consist of:


                                                   2002          2001
                                                   ----          ----

     Raw materials                            $ 3,130,889     4,443,662
     Work in process                              190,348       224,449
     Finished goods                             1,477,494     1,684,163
                                                ---------     ---------
                                              $ 4,798,731     6,352,274
                                                =========     =========

Approximately 47 percent of inventories were located in Honduras at March 31, 2002 and 2001.

(3)  Property, Plant and Equipment

Property, plant and equipment at March 31, 2002 and 2001 consists of:

                                                                    Estimated
                                             2002        2001      useful lives
                                             ----        ----      ------------
     Building and improvements         $  1,608,756   1,609,961      20 years
     Machinery and equipment              7,884,557   7,694,657    5 - 15 years
                                          ---------   ---------    ------------
                                       $  9,493,313   9,304,618
                                          =========   =========

Approximately 28 percent and 27 percent of property, plant and equipment is located in Honduras at March 31, 2002 and 2001, respectively.

                                       F-9
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000


(4)  Debt

Debt at March 31, 2002 and 2001 consists of a $3,000,000 line of credit with an outstanding balance of $500,000 and $1,750,000 at March 31, 2002 and 2001, respectively. Interest is based on LIBOR plus 175 basis points 3.78% and 6.63% at March 31, 2002 and 2001, respectively. Borrowings under the line of credit are secured by all accounts receivable, inventories, and property, plant and equipment, and require the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth amounts. The Company was in compliance with these covenants at March 31, 2002 and 2001. The line was renewed in August 2000 and the full balance outstanding is due
December 14, 2003, unless renewed.

(5)	  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and 2001 are presented below:

                                                            2002       2001
                                                            ----       ----
Deferred tax assets:
     Accounts receivable, principally due to
          allowance for doubtful accounts             $     4,287     22,000
     Deferred income for financial reporting                    -     26,000
     Inventories, principally due to valuation
          allowance for financial reporting purposes
          and additional costs inventoried for
          tax purposes                                    283,059    361,000
     Accrued expenses, principally due to accrual
          for financial reporting purposes                 33,076     32,000
     Net operating loss carryforwards                     270,048    184,000
     Tax credit carryforwards                              93,063    122,000
                                                         --------   --------
               Total gross deferred tax assets            683,533    747,000

               Less valuation allowance                    78,152     60,000
                                                         --------   --------
                                                          605,381    687,000
                                                         --------   --------
Deferred tax liabilities:
     Property, plant and equipment, principally
          due to differences in depreciation             (170,951)  (125,128)
                                                         --------   --------
                Net deferred tax assets               $   434,430    561,872
                                                         ========   ========







                                       F-10
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000


Net deferred tax assets are included in the accompanying balance sheets at March 31, 2002 and 2001 as:

                                                            2002       2001
                                                            ----       ----

Deferred income taxes, current asset                  $   271,569    585,535
Deferred income taxes, noncurrent asset                   162,861          -
Deferred income taxes, noncurrent liability                          (23,663)
                                                         --------   --------
                                                      $   434,430    561,872
                                                         ========   ========

Management assesses the likelihood deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences are deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at March 31, 2002. The valuation allowance at March 31, 2002 and 2001 relates to tax credit carryforwards which management expects will expire unused.

At March 31, 2002, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $671,000, which are available to offset future taxable income through 2022. The Company also has available tax credit carryforwards for Federal income tax purposes of approximately $74,000, which are available to offset future Federal income taxes through 2003.

The Company has approximately $19,000 of alternate minimum tax credit carryforward. This credit is not subject to an expiration date.

Income tax expense (benefit) for the years ended March 31, 2002, 2001, and 2000 consists of:

                                                2002        2001        2000
                                                ----        ----        ----
     Current:
          Federal                           $  (33,331)    (80,400)    116,495
          State                                      -           -           -
                                              --------    --------   ---------
                                               (33,331)    (80,400)    116,495
                                              --------    --------   ---------
     Deferred:
          Federal                              117,247    (133,874)     90,731
          State                                 10,195     (11,553)      7,834
                                              --------    --------   ---------
                                               127,442    (145,427)     98,565
                                              --------    --------   ---------
                                            $   94,111    (225,827)    215,060
                                              ========    ========   =========

                                       F-11
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000


Income tax expense (benefit) for the years ended March 31, 2002, 2001 and 2000 differs from the amounts computed by applying the Federal income tax rate of 34% percent to pretax income (loss) as a result of the following:


                                                2002        2001        2000
                                                ----        ----        ----
Computed expected tax expense (benefit)     $  100,120    (216,707)    272,000
(Reduction) increase in income taxes
     resulting from:
          Foreign activity for which no
               income tax has been provided    (17,691)    (17,000)    (75,000)
          State income taxes, net of
               Federal income tax effect         6,525      (7,400)      5,000
          Other                                  5,157      15,280      13,060
                                              --------    --------   ---------
                                            $   94,111    (225,827)    215,060
                                              ========    ========   =========


The operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $44,000 in 2002, $51,000 in 2001, and $221,000 in 2000. No income taxes have been provided on these results of operations.

The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $269,000 at March 31, 2002 and $225,000 at March 31, 2001. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary was paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

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

Option transactions and other information relating to the Plans for the three years ended March 31, 2002 are as follows:


                                       F-12
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000

                  Qualified Performance Non-     Long-term
                  incentive  incentive qualified incentive            Weighted
                    stock     stock     stock      stock              average
                   option    option    option     option              exercise
                    plans     plan      plan                  Total    price
                   -------   -------  -------   ---------   --------  --------
Outstanding at
March 31, 2000     152,260   300,000   54,434           -    506,694      3.67
     Granted             -         -        -      93,000     93,000      1.82
     Exercised      (5,207)        -     (568)          -     (5,775)     1.48
     Canceled       (4,001)        -   (5,700)          -     (9,701)     1.63
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2001     143,052   300,000   48,166      93,000    584,218      3.41
     Granted             -         -        -     100,250    100,250      1.64
     Canceled       (8,968)  (50,000)  (1,500)    (15,000)   (75,468)     3.97
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2002     134,084   250,000   46,666     178,250    609,000      3.07
                   -------   -------  -------   ---------   --------
Total number of options available
  under the plans  166,667   400,000  333,333     300,000  1,200,000
                   =======   =======  =======   =========   ========
Exercisable at
March 31, 2002     120,651         -   46,666      51,003    218,320      1.63
                   =======   =======  =======   =========   ========
Available for issue at
March 31, 2002           -   150,000        -     121,750    271,750
                   =======   =======  =======   =========   ========

The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $1.64, $1.82, and $1.13, respectively, on the date of grant using the Black Scholes option pricing model, with the following assumptions:
(1) risk free interest rate - 5.00 percent to 6.26 percent, (2) expected life -
6.5 to 10.0 years, (3) expected volatility - 73% to 83%, and (4) expected dividends - 2.0% to 5.8%.

At March 31, 2002, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:
                Options Outstanding                     Options Exercisable
-------------------------------------------------  ----------------------------
                Number     Weighted average  Weighted     Number       Weighted
Range of      outstanding     remaining      average    exercisable    average
exercise        as of        contractual     exercise      as of       exercise
prices      March 31, 2002      life          price    March 31, 2002   price
--------    --------------  --------------  ---------  --------------  --------
$1.05-1.19       28,250         7.2           1.10          26,333        1.10
$1.20-1.64      208,500         7.5           1.59         139,651        1.62
$1.65-2.00      115,250         8.6           1.81          48,336        1.85
$2.06-2.74        7,000         8.1           2.55           4,000        2.64
$2.75-5.25      250,000         4.2           5.13               -           -
            --------------  --------------  ---------  --------------  --------
                609,000         6.4
            ==============  ==============
                                       F-13
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000

The Company grants options at fair value and applies APB 25 in accounting for its Plans. Accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income at March 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

                                                2002        2001        2000
                                                ----        ----        ----
         Net income (loss):
             As reported                   $   200,360   (411,547)    585,755
                                             =========   =========   ========
             Pro forma                     $   100,782   (515,843)    539,899
                                             =========   =========   ========
         Income (loss) per common share:
            As reported                    $       .04        (.08)        .11
                                             =========   =========   ========
            Pro forma                      $       .02        (.09)        .10
                                             =========   =========   ========

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

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no reserved shares issued during the years ended March 31, 2002, 2001 or 2000.

(7)  Leases

The Company leases the land on which its operating facility is located. This operating lease is for a period of twenty years through August 2001 with options to renew for two additional ten-year periods. The lease provides for rent adjustments every five years. The Company is responsible for payment of taxes, insurance, and maintenance. In the event the Company elects to terminate the lease, title to all structures on the land reverts to the lessor. The Company's subsidiary leases its operating facility in Honduras. This operating lease is for five years through the year 2002 and was extended in 2002 for one additional year.

Future minimum lease payments under noncancelable operating leases as of March 31, 2002 are:
                     Year ending March 31,
                     ---------------------
                       2003                                173,113
                       2004                                 24,613
                       2005                                 24,613
                                                          --------
            Total minimum lease payments                $  222,339
                                                          ========
                                       F-14
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000


Rental expense for all operating leases was approximately $233,000 in 2002, $241,000 in 2001 and $245,000 in 2000.

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

                                              2002         2001        2000
                                            ----------  ----------  ----------
              Commercial                  $ 10,276,165  12,117,588  12,801,147
              Military                       6,241,266   5,687,823   3,910,457
                                            ----------  ----------  ----------
                                          $ 16,517,431  17,805,411  16,711,604
                                            ==========  ==========  ==========

Significant customers who accounted for 10 percent or more of sales and aggregate exports were:

                                                    Year ended March 31
     Customer                                 2002          2001        2000
     --------                                 ----          ----        ----
Xerox Corporation                         $   275,448      723,982    1,266,613
Noma Appliance & Electric, Inc.
  Noma Appliance, Inc.
    f/k/a Fleck Manufacturing, Inc.
   (a Xerox Corporation supplier)             281,011      531,835      954,288
Other Xerox suppliers                         263,704      299,596      987,424
Fermont (a division of ESSI, a U.S.
   Government Prime Contractor)             3,855,593    4,305,101    2,115,722
                                            ---------    ---------    ---------
                                          $ 4,675,756    5,860,514    5,324,047
                                            =========    =========    =========

Exports:
    Canada                                $   293,650      579,511    1,342,365
    Far East                                1,288,102      805,762      198,026
    Europe                                  1,899,842    2,328,325    3,243,918
    Mexico                                    169,833      383,046      563,550
    Australia                                   3,167       83,232      218,746
    South America                               6,458       13,784       12 430
    Middle East                                15,000       22,299        5,281
                                            ---------    ---------    ---------
        Total exports                     $ 3,676,052    4,215,959    5,584,316
                                            =========    =========    =========




                                       F-15
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000


(9)  Benefit Plan

The Company's 401(k) plan covers all employees with one year of service who are at least 21 years old. Through plan year 1999, the Company matched employee contributions dollar-for-dollar up to $300. Effective for the 2000 plan year, the board of directors approved an increase in the Company match up to $400. Total Company contributions were approximately $26,700 in 2002, $29,000 in 2001, and $24,000 in 2000.

(10)  Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11)  Stock Repurchase Plan

On December 9, 1999, the Company's Board of Directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market. Through fiscal year end, the Company has repurchased 21,500 shares at a cost of $40,145.

(12)  Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenue, operating income (loss), net income (loss) and earnings per share, by quarter, for the years ended March 31, 2002 and 2001 are:


                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 2002:
     Operating revenues         $  4,107,353  4,870,671  3,724,728  3,981,533
                                   =========  =========  =========  =========
     Gross profit               $  1,092,392  1,094,904  1,079,672  1,153,663
                                   =========  =========  =========  =========
     Operating income           $     33,599     99,475     68,080    160,958
                                   =========  =========  =========  =========
     Net income                 $      2,090     56,158     43,269     98,843
                                   =========  =========  =========  =========
     Basic earnings per share   $          -        .01        .01        .02
                                   =========  =========  =========  =========
     Diluted earnings per share $          -        .01        .01        .02
                                   =========  =========  =========  =========







                                       F-16
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2002, 2001 and 2000


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
                                   =========  =========  =========  =========








































                                       F-17
                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                                    Schedule II

                          Valuation and Qualifying Accounts

                      Years ended March 31, 2002, 2001 and 2000




                                       Additions
                                 ----------------------
                    Balances at  Charged to  Charged to              Balances
                     beginning   costs and     other                 at end of
     Description     of period    expenses    accounts  Deductions    period
     -----------    ----------   ----------  ---------- ----------   ---------
Allowance for
   doubtful accounts:
   Year ended
   March 31, 2002  $   60,760      19,761          -      68,613        11,908
                      =======     =======    =======     =======       =======
   Year ended
   March 31, 2001  $   48,199     126,105          -     113,544        60,760
                      =======     =======    =======     =======       =======
   Year ended
   March 31, 2000  $   63,700      45,105          -      60,606        48,199
                      =======     =======    =======     =======       =======






























                                       F-18
                           INDEX TO EXHIBITS (Item 14(A)3)

Exhibit

(3)    (a)  Articles of Incorporation and By-Laws*
       (b) Certificate of Amendment to the Articles of Incorporation, dated September 24, 1990***
       (c) Certificate of Amendment to the Articles of Incorporation, dated September 24, 1996***


(10)   Material contracts:

       (a) License Agreement, dated as of January 1, 1985, between the Company and Societe BACO, a French corporation, granting BACO a non-exclusive right to manufacture the Company's GFCI products in France, and the non-exclusive right to sell GFCI products other than in North America.*

       (b) License Agreement between the Company and B & R Electrical Products, Ltd., an English corporation ("B & R") dated
            January 1, 1985, granting B & R a limited exclusive license to manufacture GFCI products within the United Kingdom and a non-exclusive license to market other such products other than in North America.*

       (c) License Agreement, dated as of January 8, 1987, between the Company and HPM INDUSTRIES PTY LTD, an Australian corporation ("HPM"), granting to HPM an exclusive license to manufacture and sell GFCI products in Australia, New Zealand, New Guinea, Papua and Fiji.*

       (d) License Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa an exclusive right to market and manufacture the Company's products developed for use in electrical vehicle charging systems.***

       (e) Sales and Marketing Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa exclusive sales and marketing rights to the Company's full line of commercial electrical protection devices, including Fire Shield, "Shock Shield" and "Electra Shield".***

       (f) License Agreement, dated February 16, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell products that use the Company's Fire Shield cord set technology.***

       (g) $3,000,000 Revolving Credit Agreement, dated December 14, 1999, between the Company and SouthTrust Bank***

       (h) License Agreement, dated December 31, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell cooking appliances using the Company's Fire Shield safety circuit technology.***

                                       -27-

       (i)  The 2000 Long Term Incentive Plan.***

       (j) Amended Revolving Credit Agreement, dated December 24, 2001, between the Company and its subsidiary and SouthTrust Bank, extending the maturity date to December 13, 2003.*****

       (k) License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company's Fire Shield technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults.*****


(23)   Consents of Experts and Counsel:

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
























                                       -28-
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY RESEARCH CORPORATION


Dated:      6/20/2001               By:  /s/ Robert S. Wiggins
                                             Robert S. Wiggins
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                   Title                   Date

                                Chairman, Chief Executive
                                Officer, and Director
                                (Principal Executive
 /s/ Robert S. Wiggins          Officer)                        6/20/2001
     Robert S. Wiggins


                                Vice President of Finance and
                                Chief Financial Officer
                                (Principal Financial
 /s/ Scott J. Loucks            Officer)                        6/20/2001
     Scott J. Loucks


 /s/ Raymond H. Legatti         President and Director          6/21/2001
     Raymond H. Legatti


                                Senior Vice President
                                Government Operations
                                and Marketing and
 /s/ Raymond B. Wood            Director                        6/21/2001
     Raymond B. Wood


 /s/ Gerry Chastelet            Director                        6/24/2001
     Gerry Chastelet


 /s/ Edmund F. Murphy, Jr.      Director                        6/24/2001
     Edmund F. Murphy, Jr.


 /s/ Martin L. Poad             Director                        6/25/2001
     Martin L. Poad





                                       -29-