Form 10-K/A
period 2002-03-31
TECHNOLOGY RESEARCH CORP
filed 2002-07-17
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                             Explanatory Statement

Due to a clerical error, the dates on the signature page (page 29) of the Company's Form 10-K were incorrect. The year was recorded as 2001 instead 2002. The correct dates are set forth below:


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY RESEARCH CORPORATION


Dated:      6/20/2002               By:  /s/ Robert S. Wiggins
                                             Robert S. Wiggins
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

            Signature                   Title                   Date

                                Chairman, Chief Executive
                                Officer, and Director
                                (Principal Executive
 /s/ Robert S. Wiggins          Officer)                        6/20/2002
     Robert S. Wiggins

                                Vice President of Finance and
                                Chief Financial Officer
                                (Principal Financial
 /s/ Scott J. Loucks            Officer)                        6/20/2002
     Scott J. Loucks

 /s/ Raymond H. Legatti         President and Director          6/21/2002
     Raymond H. Legatti

                                Senior Vice President
                                Government Operations
                                and Marketing and
 /s/ Raymond B. Wood            Director                        6/21/2002
     Raymond B. Wood

 /s/ Gerry Chastelet            Director                        6/24/2002
     Gerry Chastelet

 /s/ Edmund F. Murphy, Jr.      Director                        6/24/2002
     Edmund F. Murphy, Jr.

 /s/ Martin L. Poad             Director                        6/25/2002
     Martin L. Poad



                                       -29-