Form 10-Q
period 2002-06-30
TECHNOLOGY RESEARCH CORP
filed 2002-08-14
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2002

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


            Class                              Outstanding at July 31, 2002
Common stock, $.51 par value                            5,437,497










                                TABLE OF CONTENTS




Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets
     - June 30, 2002 and March 31, 2002.................................. 1

Condensed Consolidated Statements of Income
     - Three months ended June 30, 2002 and June 30, 2001................ 2

Condensed Consolidated Statements of Cash Flows
     - Three months ended June 30, 2002 and June 30, 2001................ 3

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

Item 4 - Submission of Matters to a Vote of Security Holders............. 8

Item 5 - Other Information............................................... 8

Item 6 - Exhibits and Reports on Form 8-K................................ 8


Signatures............................................................... 9

Certification........................................................... 10


















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30       March 31
                                                    2002          2002
                                                -----------    ---------
                 ASSETS                         (unaudited)       *

Current assets:
  Cash and cash equivalents                  $     585,603     1,163,099
  Accounts receivable, net                       2,645,748     2,516,603
  Inventories:
    Raw material                                 2,932,142     3,130,889
    Work in process                                470,213       190,348
    Finished goods                               1,369,626     1,477,494
                                                ----------    ----------
      Total inventories                          4,771,981     4,798,731
  Prepaid expenses                                 368,485        97,720
  Deferred income taxes, net                       210,718       271,569
                                                ----------    ----------
      Total current assets                       8,582,535     8,847,722
                                                ----------    ----------
Property, plant, and equipment                   9,650,735     9,493,313
  Less accumulated depreciation                  5,962,260     5,795,667
                                                ----------    ----------
      Net property, plant, and equipment         3,688,475     3,697,646
                                                ----------    ----------
Non-current deferred income taxes, net             162,861       162,861
Other assets                                        40,501        58,708
                                                ----------    ----------
                                              $ 12,474,372    12,766,937
                                                ==========    ==========
























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 702,239       551,300
  Accrued expenses                                 274,651       293,422
  Dividends payable                                 68,991        68,804
                                                ----------    ----------
     Total current liabilities                   1,045,881       913,526
Long-term debt                                           -       500,000
Deferred income - long term                         50,000        50,000
                                                ----------    ----------
     Total liabilities                           1,095,881     1,463,526
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,784,088     2,784,088
  Additional paid-in capital                     7,526,472     7,526,472
  Retained earnings                              1,108,076     1,032,996
                                                ----------    ----------
                                                11,418,636    11,343,556
  Treasury stock                                   (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 11,378,491    11,303,411
                                                ----------    ----------

                                              $ 12,474,372    12,766,937
                                                ==========    ==========




See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                              Three Months Ended
                                                    June 30

                                               2002        2001
                                            ----------  ----------
Operating revenues:

  Net sales                              $   3,837,780   4,078,037
  Royalties                                     17,538      29,316
                                            ----------  ----------
                                             3,855,318   4,107,353
                                            ----------  ----------

Operating expenses:
  Cost of sales                              2,597,272   2,985,645
  Selling, general, and administrative         785,780     824,964
  Research, development and engineering        285,056     263,145
                                            ----------  ----------
                                             3,668,108   4,073,754
                                            ----------  ----------
    Operating income                           187,210      33,599
                                            ----------  ----------
Other income (deductions):
  Interest and sundry income                     4,249         879
  Interest expense                              (1,153)    (31,692)
                                            ----------  ----------
                                                 3,096     (30,813)
                                            ----------  ----------
       Income before income taxes              190,306       2,786
Income taxes                                    60,851         696
                                            ----------  ----------
       Net income                        $     129,455       2,090
                                            ==========  ==========

Basic earnings per share                 $        0.02        0.00
                                            ==========  ==========
Weighted average number of common
  shares outstanding                         5,437,497   5,437,497
                                            ==========  ==========

Diluted earnings per share               $        0.02        0.00
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,466,946   5,448,004
                                            ==========  ==========


Dividends paid                           $         .01         .01
                                            ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Three  Months Ended
                                                           June 30

                                                      2002        2001
                                                   ----------  ----------
Cash flows from operating activities:

  Net income                                    $     129,455       2,090

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    237,708     220,372
      Decrease (increase) in accounts receivable     (129,145)    121,891
      Decrease in inventories                          26,750      81,786
      Decrease in income taxes receivable                   -     198,282
      Increase in prepaid expenses, net              (270,765)   (103,160)
      Decrease (increase) in deferred income taxes     60,851      15,250
      Decrease (increase) in other assets              18,207     (11,644)
      Increase (decrease) in accounts payable         150,939    (497,070)
      Decrease in accrued expenses                    (18,771)    (87,456)
      Decrease in deferred income                           -      (5,883)
                                                   ----------  ----------
        Net cash provided by (used in)
            operating activities                      205,229     (65,542)
                                                   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                               (228,537)    (33,058)
                                                   ----------  ----------
        Net cash used in investing activities        (228,537)    (33,058)
                                                   ----------  ----------
Cash flows from financing activities:
  Borrowings (principal payments) on long-term debt  (500,000)    200,000
  Dividends paid                                      (54,188)    (54,321)
                                                   ----------  ----------
        Net cash provided by (used in)
            financing activities                     (554,188)    145,679
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents     (577,496)     47,079

Cash and cash equivalents at beginning of period    1,163,099     184,772
                                                   ----------  ----------
Cash and cash equivalents at end of period      $     585,603     231,851
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

    The results of operations for the three-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.


2. Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding.

    Diluted earnings per share has been computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Common share equivalents included in the computation represent shares issuable upon exercise of stock options which would have a dilutive effect in periods where there are earnings. For the quarter ended June 30, 2002, 372,250 shares were considered anti-dilutive for purposes of calculating earnings per share.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months Ended June 30, 2002 versus Three Months Ended
June 30, 2001

The Company's operating revenues (net sales and royalties) for the first quarter ended June 30, 2002 were $3,855,318, compared to $4,107,353 reported in the same quarter last year, a decrease of approximately 6%. Net income for the current quarter was $129,455, compared to $2,090, for the same quarter last year. Basic and diluted earnings for the current period were $.02 per share compared to basic and diluted earnings of $.00 per share for the same quarter last year.

The improvement in net income for the Company's first quarter ended June 30, 2002, compared to the prior year's quarter, was primarily due to increased gross profit margins and lower interest expense. The Company became debt-free in the first quarter by paying down the remaining $500,000 on its line of credit, reducing debt in total by $1,950,000 over the past twelve months. The Company was able to reduce its debt through earnings and inventory reduction. All of the Company's $3,000,000 line of credit is now available for use.

For the period ended June 30, 2002, commercial sales decreased by $515,498, military sales improved by $275,241 and royalty income was down by $11,778 compared to the prior year's quarter. The decrease in commercial sales was primarily due to competitive pressures and the current weakness in the global economy, which the Company believes will continue to affect commercial sales in the foreseeable future. Military sales remained strong throughout the first quarter due to direct military shipments of spare parts for existent systems and due to sub-contractor shipments of control devices related to the Tactical Quiet Generator (TQG) programs.

The market for the Company's Fire Shield(R) products continues to develop. As previously reported, the 2002 National Electrical Code now requires that room air conditioners be manufactured with cord fire prevention, which the Company's Fire Shield cord set provides. Underwriters Laboratories recently implemented this requirement into its product standard for room air conditioners to become effective in August 2004. The Company expects to play a major role in this newly developed marketplace. Also, the Company recently introduced its Fire Shield Power Surge Strip to several major retailers, and the Company expects shipments of initial stocking quantities to begin in early Fall. In addition, the Company expects royalties of approximately $50,000 to be generated from Fire Shield licensed technology during its current fiscal year. Although Fire Shield product sales were not material as a percentage of the Company's total revenues during the quarter, the Company continues to believe that its Fire Shield technology represents its most significant opportunity for growth.

The Company's gross profit margin on net sales was 32% for the current quarter and 27% for the same quarter last year reflecting improved manufacturing productivity and higher military sales as a percentage of total sales.

Selling, general and administrative expenses for the current quarter were $785,780, compared to $824,964 in the same quarter last year, a decrease of approximately 5%, reflecting lower salary related expenses of $40,719 and an increase of other expenses of $1,535. Selling expenses were $459,927 for the current quarter, compared to $477,252 the same quarter last year, a decrease of approximately 4%. General and administrative expenses were $325,853, compared to $347,712 in the same quarter last year, a decrease of approximately 6%.

Research, development and engineering expenses for the current quarter were $285,056, compared to $263,145 for the same quarter last year, an increase of approximately 8%, The increase was related to the Company re-qualifying its portable GFCI products with Underwriters Laboratories ("UL"). As previously reported in the Company's Fiscal Year 2002 Form 10-K, on November 1, 2001, UL announced that it would toughen the test standard for portable GFCI devices as a result of a National Electrical Manufacturers Association ("NEMA") sponsored investigation of the long term performance and installations of GFCI Dual Outlet Receptacles across the United States. All of the Company's GFCI devices will need to be re-tested and re-certified by January 1, 2003, according to the present UL timetable. The re-certification will test for
1) expanded surge requirements, 2) new requirements for moisture and corrosion, and 3) new requirements for reverse line-load miss wiring. The risk to the Company is that certain products may not be certified by the January 1, 2003 deadline thereby impacting sales of those products until re-certification is completed.

Interest and sundry income, net of interest expense, was $3,096 for the current quarter, compared to interest expense, net of interest and sundry income of ($30,813) for the same quarter last year, reflecting lower interest expense due to the Company reducing borrowings on its line of credit.

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


Liquidity and Capital Resources

As of June 30, 2002, the Company's cash and cash equivalents decreased to $585,603 from the March 31, 2002 total of $1,163,099. Cash provided by operating activities was $205,229, cash used in investing activities was $228,537 and cash used in financing activities was $554,188, giving a total decrease of $577,496.

Cash provided by operating activities was primarily due to net income of $129,455, depreciation in the amount of $237,708, an increase in accounts payable of $150,939, and a decrease in inventory and deferred income taxes of $26,750 and $60,851, respectively, offset to some extent by an increase in accounts receivable and prepaid expenses of $129,145 and $270,765, respectively. The increase in accounts receivable was primarily the result of four slow-paying customers, which the Company believes will be collected within the next quarter. The increase in prepaid expenses was the result of up front payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurances.

Cash used in investing activities was related to purchases of capital equipment only. The Company's capital expenditures were $228,537 in the first quarter ended June 30, 2002 compared to $33,058 in the prior year's quarter. Increased capital expenditures were due to the following: 1) the Company purchasing a 375 ton molding press to further vertically integrate its plastic parts requirements; and 2) the Company tooling for several new and existing products to be manufactured at the Company's contract manufacturer in China.

Cash used in financing activities was primarily due to the Company's repayment of its line of credit in the amount of $500,000 and the Company's payment of its quarterly cash dividend in the amount of $54,188.

On December 24, 2001, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2003. The Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The Company is currently using the L.I.B.O.R. option. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to operate well within all the covenants of the loan agreement. The Company was debt-free as of June 30, 2002, compared its line of credit balance of $500,000 as of March 31, 2002. The Company has no off-balance sheet arrangements and no debt relationships other than what is noted above.

The Company's working capital decreased by $397,542 to $7,536,654 at June 30, 2002, compared to $7,934,196 at March 31, 2002. The decrease was primarily due to the Company's reduction of its line of credit, as noted above; however, the Company has all of its $3,000,000 line of credit now available for use. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $526,795, or $.10 per share, for the first quarter ended June 30, 2002, compared to $349,486, or $.06 per share, for the prior year's quarter. The Company wishes to present its EBITDA results as an indication of its liquidity and should not be interpreted as earnings.


The record date for the Company's first fiscal quarter dividend of $.01 per share was June 28, 2002, and the Company paid that dividend on July 19, 2002.

Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of June 30, 2002. The Company's exposure to market risk for changes in interest rates would relate primarily to the Company's debt obligations due to its variable LIBOR Rate pricing; however, the Company has no debt obligations as of June 30, 2002.


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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     August 14, 2002           /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)