Form 10-Q
period 2002-09-30
TECHNOLOGY RESEARCH CORP
filed 2002-11-15
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2002

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


            Class                              Outstanding at October 31, 2002
Common stock, $.51 par value                            5,437,497










                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
     - September 30, 2002 and March 31, 2002............................. 1

Condensed Consolidated Statements of Operations (unaudited)
     - Three months and Six months ended
       September 30, 2002 and September 30, 2001......................... 2

Condensed Consolidated Statements of Cash Flows (unaudited)
     - Six months ended September 30, 2002 and September 30, 2001........ 3

Notes to Condensed Consolidated Financial Statements (unaudited)......... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 5


Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk... 9

Item 4 - Controls and Procedures......................................... 9


Part II - Other Information


Item 1 - Legal Proceedings.............................................. 10

Item 2 - Changes in Securities and Use of Proceeds...................... 10

Item 3 - Defaults Upon Senior Securities................................ 10

Item 4 - Submission of Matters to a Vote of Security Holders............ 10

Item 5 - Other Information.............................................. 10

Item 6 - Exhibits and Reports on Form 8-K............................... 10


Signatures.............................................................. 11

Certifications.......................................................... 12











PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                               September 30     March 31
                                                    2002          2002
                                                -----------    ---------
                 ASSETS

Current assets:
  Cash and cash equivalents                  $   1,072,437     1,163,099
  Accounts receivable, net                       2,268,711     2,516,603
  Inventories:
    Raw material                                 3,036,905     3,130,889
    Work in process                                297,433       190,348
    Finished goods                               1,634,644     1,477,494
                                                ----------    ----------
      Total inventories                          4,968,982     4,798,731
  Prepaid expenses                                 262,135        97,720
  Deferred income taxes                            143,356       271,569
                                                ----------    ----------
      Total current assets                       8,715,621     8,847,722
                                                ----------    ----------
Property, plant, and equipment                   9,726,120     9,493,313
  Less accumulated depreciation                  6,156,185     5,795,667
                                                ----------    ----------
      Net property, plant, and equipment         3,569,935     3,697,646
                                                ----------    ----------
Non-current deferred income taxes                  162,861       162,861
Other assets                                        50,399        58,708
                                                ----------    ----------
                                              $ 12,498,816    12,766,937
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $    511,492       551,300
  Accrued expenses                                 316,541       293,422
  Dividends payable                                 69,178        68,804
  Income taxes payable                              21,358             -
                                                ----------    ----------
     Total current liabilities                     918,569       913,526
Long-term debt                                           -       500,000
Deferred income - long term                         50,000        50,000
                                                ----------    ----------
     Total liabilities                             968,569     1,463,526
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,784,088     2,784,088
  Additional paid-in capital                     7,526,472     7,526,472
  Retained earnings                              1,259,832     1,032,996
                                                ----------    ----------
                                                11,570,392    11,343,556
  Treasury stock, at cost - 21,500 shares          (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 11,530,247    11,303,411
                                                ----------    ----------

                                              $ 12,498,816    12,766,937
                                                ==========    ==========



See accompanying notes to condensed consolidated financial statements.




























                                  - 1 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                  Three Months Ended       Six Months Ended
                                     September 30            September 30

                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------
Operating revenues:

  Net sales                  $   3,904,857   4,802,025   7,742,637   8,880,062
  Royalties                         63,959      68,646      81,497     97,962
                                ----------  ----------  ----------  ----------
                                 3,968,816   4,870,671   7,824,134   8,978,024
                                ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                  2,592,708   3,707,121   5,189,980   6,692,764
  Selling, general, and
           administrative          756,205     828,553   1,541,985   1,653,517
  Research, development and
            engineering            315,213     235,522     600,269     498,668
                                 ----------  ----------  ----------  ----------
                                 3,664,126   4,771,196   7,332,234   8,844,949
                                ----------  ----------  ----------  ----------
    Operating income               304,690      99,475     491,900     133,075
                                 ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income           927       4,935       5,079       6,233
  Interest expense                       -     (27,371)     (1,153)    (59,063)
  Loss on disposal of assets       (10,766)     (2,161)    (10,669)     (2,581)
                                ----------  ----------  ----------  ----------
                                    (9,839)    (24,597)     (6,743)    (55,411)
                                ----------  ----------  ----------  ----------
    Earnings before income taxes   294,851      74,878     485,157      77,664
Earnings taxes expense              88,720      18,720     149,571      19,416
                                ----------  ----------  ----------  ----------
       Net earnings          $     206,131      56,158     335,586      58,248
                                ==========  ==========  ==========  ==========
Basic earnings per share     $        0.04        0.01        0.06        0.01
                                ==========  ==========  ==========  ==========
Weighted average number of
  Common shares outstanding      5,437,497   5,437,497   5,437,497   5,437,497
                                ==========  ==========  ==========  ==========
Diluted earnings per share   $        0.04        0.01        0.06        0.01
                                ==========  ==========  ==========  ==========
Weighted average number of
  common and equivalent shares
  outstanding                    5,449,788   5,446,850   5,453,601   5,449,590
                                ==========  ==========  ==========  ==========

Dividends paid per share     $        0.01        0.01        0.02        0.02
                                ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.




                                  - 2 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Six Months Ended
                                                        September 30

                                                      2002        2001
                                                   ----------  ----------
Cash flows from operating activities:

  Net earnings                                  $     335,586      58,248

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                    464,730     449,521
      Amortization                                    215,646     178,635
      Loss on disposal of assets                       10,669       2,581
      Decrease (increase) in accounts receivable      247,892    (183,292)
      Decrease in income taxes receivable                   -     201,752
      Decrease (increase) in inventories             (170,251)    660,903
      Increase in prepaid expenses                   (380,061)   (257,338)
      Decrease in deferred income taxes               128,213      30,499
      Decrease (increase) in other assets               8,309     (13,205)
      Decrease in accounts payable                    (39,808)   (642,521)
      Increase (decrease) in accrued expenses          23,119     (29,987)
      Increase in income taxes payable                 21,358           -
      Decrease in deferred income                           -     (11,765)
                                                   ----------  ----------
        Net cash provided by operating activities     865,402     444,031
                                                   ----------  ----------
Cash flows from investing activities:
  Capital expenditures                               (347,688)   (129,612)
                                                   ----------  ----------
        Net cash used in investing activities        (347,688)   (129,612)
                                                   ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt               (500,000)          -
  Dividends paid                                     (108,376)   (108,377)
                                                   ----------  ----------
        Net cash used in financing activities        (608,376)   (108,377)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents      (90,662)    206,042

Cash and cash equivalents at beginning of period    1,163,099     184,772
                                                   ----------  ----------
Cash and cash equivalents at end of period      $   1,072,437     390,814
                                                   ==========  ==========


See accompanying notes to condensed consolidated financial statements.








                                  - 3 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                     September 30, 2002 and March 31, 2002

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim period. These statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2002.

    The results of operations for the six-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


2. Basic earnings per share has been computed by dividing net earnings by the weighted average number of common shares outstanding.

    Diluted earnings per share has been computed by dividing net earnings by the weighted average number of common and equivalent shares outstanding. Common share equivalents included in the computation represent shares issuable upon exercise of stock options which would have a dilutive effect in periods where there are earnings. For the three-month and six-month periods ended September 30, 2002, 534,750 and 387,250 shares, respectively, were considered anti-dilutive for purposes of calculating earnings per share. For the three-month and six-month periods ended September 30, 2001, 327,000 shares were considered anti-dilutive for purposes of calculating earnings per share.


























                                  - 4 -

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months and Six Months Ended September 30, 2002 versus September 30, 2001

The Company's operating revenues (net sales and royalties) for the second quarter ended September 30, 2002 were $3,968,816, compared to $4,870,671 reported in the same quarter last year, a decrease of approximately 19%. Net income for the current quarter was $206,131, compared to $56,158, for the same quarter last year, an increase of approximately 267%. Basic and diluted earnings for the current period were $.04 per share compared to $.01 per share for the same quarter last year.

The Company's operating revenues (net sales and royalties) for the six-month period ended September 30, 2002 were $7,824,134, compared to $8,978,024 reported in the same period of the prior year, a decrease of approximately 13%. Net earnings for the six-month period was $335,586, compared to $58,248, for the same period in the prior year, an increase of approximately 476%. Basic and diluted earnings for the six-month period were $.06 per share compared to basic and diluted earnings of $.01 per share for the same period last year.

The improvement in net earnings for the comparative three-month and six-month periods was the result of increased gross profit margins and lower interest expense. Gross profit margins improved as the result of product mix plus productivity and quality improvements in manufacturing. Interest expense was reduced as a result of the Company remaining debt-free during its second quarter.

For the six-month period ended September 30, 2002, commercial sales decreased by $1,390,015, military sales improved by $252,590 and royalty income was down by $16,465 compared to the prior year's period. The decrease in commercial sales was primarily due to competitive pressures and the current weakness in the global economy, which the Company believes will continue to affect commercial sales for the remainder of the fiscal year. Military sales remained strong throughout the second quarter due to direct military shipments of spare parts for existing systems and due to sub-contractor shipments of control devices related to the Tactical Quiet Generator (TQG) programs.

The market for the Company's Fire Shield(r) products continues to develop. During the second quarter, the Company shipped Fire Shield Power Surge Strips, a new product, to approximately 600 Wal-Mart Stores, Inc. In addition, Fire Shield licensed technology generated royalties of approximately $34,000 during the fiscal year so far. Also, as previously reported, the 2002 National Electrical Code now requires that room air conditioners be manufactured with cord fire prevention, which the Company's Fire Shield cord set provides. Underwriters Laboratories recently implemented this requirement into its product standard for room air conditioners to become effective in August 2004.





                                  - 5 -

The Company expects to play a significant role in this newly developed marketplace. Although Fire Shield product sales were not material as a percentage of the Company's total revenues for the three and six-month periods ended September 30, 2002, the Company continues to believe that its patented Fire Shield technology represents its most significant opportunity for growth.

The Company's gross profit margin on net sales was approximately 34% for the current quarter and approximately 33% for the six-month period ended September 30, 2002, compared to 23% and 25% for the same periods last year. The improvement in gross profit margins was the result of product mix plus productivity and quality improvements in manufacturing.

Selling, general and administrative expenses were $756,205 for the current quarter and $1,541,985 for the six-month period ended September 30, 2002, compared to $828,553 and $1,653,517 for the same periods last year, a decrease of 9% and 7%, respectively. The decrease in expenses for the six-month period was due to lower certain employee benefits costs of $90,542, advertising costs of $5,253, outside sales commissions of $9,349 and other expenses of $6,388. Selling expenses were $432,740 for the current quarter and $892,667 for the six-month period ended September 30, 2002, compared to $486,706 and $963,959 for the same periods last year, a decrease of approximately 11% and 7%, respectively. General and administrative expenses were $323,465 for the current quarter and $649,318 for the six-month period ended September 30, 2002, compared to $341,847 and $689,558 for the same periods last year, a decrease of approximately 5% and 6%, respectively.

Research, development and engineering expenses were $315,213 for the current quarter and $600,269 for the six-month period ended September 30, 2002, compared to $235,522 and $498,668 for the same periods last year, an increase of approximately 34% and 20%, respectively. The increase was related to the Company re-qualifying its portable GFCI products with Underwriters Laboratories ("UL"). As previously reported in the Company's Fiscal Year 2002 Form 10-K,
UL announced on November 1, 2001 that it would toughen the test standard for portable GFCI devices as a result of a National Electrical Manufacturers Association ("NEMA") sponsored investigation of the long term performance and installations of GFCI Dual Outlet Receptacles across the United States. All of the Company's GFCI devices will need to be re-tested and re-certified by January 1, 2003, according to the present UL timetable. The re-certification will test for 1) expanded surge requirements, 2) new requirements for moisture and corrosion, and 3) new requirements for reverse line-load miss wiring. Of those products that represent significant revenues to the Company, re-certification is 100% complete, and of those products that represent minor revenues, UL is scheduled to review those products before the January 2003 deadline.

Interest and sundry income, net of interest expense, for the current quarter was $927 and $3,926 for the six-month period ended September 30, 2002, compared to interest expense, net of interest and sundry income of ($22,436) and ($52,830) for the same periods last year, reflecting lower interest expense due to the Company reducing borrowings on its line of credit.








                                  - 6 -
In accordance with SFAS 109, "Accounting for Income Taxes", the Company does not record deferred income taxes on the undistributed earnings of its foreign subsidiary, as it is management's intention to permanently reinvest these earnings outside of the U.S. Accordingly, as the Company's Honduras subsidiary was profitable, this has a favorable impact on the Company's overall effective income tax rate. Should circumstances change, and it becomes necessary to repatriate these undistributed earnings, the Company will record U.S. income taxes associated with these amounts in the period in which any such change in facts and circumstances occurs.


Liquidity and Capital Resources

As of September 30, 2002, the Company's cash and cash equivalents decreased to $1,072,437 from the March 31, 2002 total of $1,163,099. Cash provided by operating activities was $865,402, cash used in investing activities was $347,688 and cash used in financing activities was $608,376, giving a total decrease of $90,662.

Cash provided by operating activities was primarily due to net earnings of $335,586, depreciation in the amount of $464,730, amortization of $215,646, a decrease in accounts receivable of $247,892 and deferred income taxes of $128,213, offset to some extent, by an increase in inventories and prepaid expenses of $170,251 and $380,061, respectively. The decrease in accounts receivable was the results of the Company collecting those overdue accounts that were mentioned in the Company's first quarter Form 10-Q. Inventories rose as the result of increased military business, and the increase in prepaid expenses was the result of up front payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurance.

Cash used in investing activities was related to purchases of capital equipment only. The Company's capital expenditures were $347,688 for the six-month period ended September 30, 2002 compared to $129,612 in the prior year's period. Increased capital expenditures were due to the following: 1) the Company purchasing a 375 ton molding press to further vertically integrate its plastic parts requirements; 2) the Company's tooling for parts required on new programs; and 3) the Company's tooling for several new and existing products to be manufactured at the Company's contract manufacturer in China.

Cash used in financing activities was due to the Company's repaying its line of credit by $500,000 and the payment of its cash dividend in the amount of $108,376.

On November 12, 2002, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2004. Although the Company did not utilize its line of credit in the second quarter, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.






                                   - 7 -
The Company's working capital decreased by $137,144 to $7,797,052 at September 30, 2002, compared to $7,934,196 at March 31, 2002. The decrease was due to the Company's reduction of its line of credit, as noted above. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $639,703 for the three-month period and $1,166,686 for the six-month period ended September 30, 2002, compared to $415,397 for the three-month period and $764,883 for the six-month period ended
September 30, 2001. The chart below shows the reconciliation of EBITDA to net earnings:

                      Three Months Ended       Six Months Ended
                         September 30            September 30

                            2002        2001        2002        2001
                        ----------  ----------  ----------  ----------

Net earnings              $206,131      56,158     335,586    $ 58,248
Interest expense                 -      27,371       1,153      59,063
Income tax expense          88,720      18,720     149,571      19,416
Depreciation expense       226,834     229,149     464,730     449,521
Amortization expense       118,018      83,999     215,646     178,635
                        ----------  ----------  ----------  ----------
   EBITDA                 $639,703     415,397   1,166,686    $764,883


The record date for the Company's second fiscal quarter dividend of $.01 per share was September 30, 2002, and the Company paid that dividend on October 25, 2002.


New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. Enterprises are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and can be measured at



                                   - 8 -
fair value and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." The Company does not believe the adoption of SFAS No. 146 will have a material effect on its financial statements.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of September 30, 2002. The Company's exposure to market risk for changes in interest rates would relate primarily to the Company's debt obligations due to its variable LIBOR Rate pricing; however, the Company has no debt obligations as of September 30, 2002.


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


Item 4. Controls and Procedures

The Company's management, including the Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.










                                   - 9 -
Part II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on August 22, 2002, the following matters were submitted for a vote by the shareholders:

     1. To elect six members of the Board of Directors who will be elected to a one-year term of office.

                                  VOTES FOR   VOTES WITHHELD
                                  ---------   --------------
         Robert S. Wiggins        4,809,025         229,884
         Raymond H. Legatti       4,810,060         228,849
         Raymond B. Wood          4,810,525         228,384
         Gerry Chastelet          4,844,692         194,217
         Edmund F. Murphy, Jr.    4,844,526         194,383
         Martin L. Poad           4,845,692         193,217

2. To ratify the selection by the Company's Board of Directors of KPMG LLP as independent auditors of the Company for its fiscal year ending March 31, 2003.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To ratify auditors       5,032,371           2,003             4,535


Item 5.  Other Information

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter covered by this Report.

Exhibit 99.1  The Chief Executive Officer's certification required under
              Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2  The Chief Financial Officer's certification required under
              Section 906 of the Sarbanes-Oxley Act of 2002.

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    November 14, 2002         /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)

                              CERTIFICATIONS PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

I, Robert S. Wiggins, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Technology Research
Corporation:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     November 14, 2002        /s/ Robert S. Wiggins
___________________________   __________________________________
          Date                Robert S. Wiggins
                              Chairman of the Board and
                              Chief Executive Officer


CERTIFICATION
-------------

I, Scott J. Loucks, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Technology Research
Corporation:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):



                                   - 13 -
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




    November 14, 2002         /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)



































                                   - 14 -