Form 10-Q
period 2002-12-31
TECHNOLOGY RESEARCH CORP
filed 2003-02-11
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2002

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

                         YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at Janaury 31, 2003
Common stock, $.51 par value                            5,440,370










                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
     - December 31, 2002 and March 31, 2002.............................. 1

Condensed Consolidated Statements of Operations (unaudited)
     - Three months and nine months ended
       December 31, 2002 and December 31, 2001........................... 2

Condensed Consolidated Statements of Cash Flows (unaudited)
     - Nine months ended December 31, 2002 and December 31, 2001......... 3

Notes to Condensed Consolidated Financial Statements (unaudited)......... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 5


Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk.. 10

Item 4 - Controls and Procedures........................................ 10


Part II - Other Information


Item 1 - Legal Proceedings.............................................. 11

Item 2 - Changes in Securities and Use of Proceeds...................... 11

Item 3 - Defaults Upon Senior Securities................................ 11

Item 4 - Submission of Matters to a Vote of Security Holders............ 11

Item 5 - Other Information.............................................. 11

Item 6 - Exhibits and Reports on Form 8-K............................... 11


Signatures.............................................................. 12

Certifications.......................................................... 13











PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                December 31     March 31
                                                    2002          2002
                                                -----------    ---------
                 ASSETS

Current assets:
  Cash and cash equivalents                  $   1,763,364     1,163,099
  Accounts receivable, net                       2,608,587     2,516,603
  Inventories:
    Raw material                                 2,636,297     3,130,889
    Work in process                                376,511       190,348
    Finished goods                               1,577,066     1,477,494
                                                ----------    ----------
      Total inventories                          4,589,874     4,798,731
  Prepaid expenses                                 184,471        97,720
  Deferred income taxes                            332,449       271,569
                                                ----------    ----------
      Total current assets                       9,478,745     8,847,722
                                                ----------    ----------
Property, plant, and equipment                   9,718,628     9,493,313
  Less accumulated depreciation                  6,194,879     5,795,667
                                                ----------    ----------
      Net property, plant, and equipment         3,523,749     3,697,646
                                                ----------    ----------
Non-current deferred income taxes                        -       162,861
Other assets                                        40,388        58,708
                                                ----------    ----------
                                              $ 13,042,882    12,766,937
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $    695,571       551,300
  Accrued expenses                                 305,021       293,422
  Dividends payable                                 69,393        68,804
  Income taxes payable                              41,619             -
                                                ----------    ----------
     Total current liabilities                   1,111,604       913,526
Long-term debt                                           -       500,000
Deferred income - long term                         50,000        50,000
Deferred income taxes - long term                   90,285             -
                                                ----------    ----------
     Total liabilities                           1,251,889     1,463,526
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,785,554     2,784,088
  Additional paid-in capital                     7,528,194     7,526,472
  Retained earnings                              1,517,390     1,032,996
                                                ----------    ----------
                                                11,831,138    11,343,556
  Treasury stock, at cost - 21,500 shares          (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 11,790,993    11,303,411
                                                ----------    ----------

                                              $ 13,042,882    12,766,937
                                                ==========    ==========



See accompanying notes to condensed consolidated financial statements.



























                                  - 1 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                  Three Months Ended       Nine Months Ended
                                      December 31             December 31

                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------
Operating revenues:
  Net sales                  $   4,557,732   3,688,432  12,300,369  12,568,494
  Royalties                         24,552      36,296     106,049     134,258
                                ----------  ----------  ----------  ----------
                                 4,582,284   3,724,728  12,406,418  12,702,752
                                ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                  3,066,482   2,608,760   8,256,462   9,301,505
  Selling, general, and
           administrative          741,506     801,053   2,283,489   2,454,589
  Research, development and
            engineering            309,182     246,835     909,453     745,502
                                ----------  ----------  ----------  ----------
                                 4,117,170   3,656,648  11,449,404  12,501,596
                                ----------  ----------  ----------  ----------
    Operating income               465,114      68,080     957,014     201,156
                                ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income         1,553       2,418       6,668       5,718
  Interest expense                       -     (12,650)     (1,153)    (71,713)
  Loss on disposal of asset        (24,032)       (642)    (34,737)       (291)
                                ----------  ----------  ----------  ----------
                                   (22,479)    (10,874)    (29,222)    (66,286)
                                ----------  ----------  ----------  ----------
      Income before income taxes   442,635      57,206     927,792     134,870

Income tax expense                 130,672      13,937     280,243      33,353
                                ----------  ----------  ----------  ----------
       Net income            $     311,963      43,269     647,549     101,517
                                ==========  ==========  ==========  ==========
Basic earnings per share     $        0.06        0.01        0.12        0.02
                                ==========  ==========  ===========  =========
Weighted average number of common
  shares outstanding             5,438,215   5,437,497   5,437,784   5,437,497
                                ==========  ==========  ==========  ==========
Diluted earnings per share   $        0.06        0.01        0.12        0.02
                                ==========  ==========  ===========  =========
Weighted average number of
  common and equivalent
  shares outstanding             5,449,051   5,456,994   5,453,231   5,455,262
                                ==========  ==========  ==========  ==========

Dividends paid               $        0.01        0.01        0.03        0.03
                                ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.




                                  - 2 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Nine Months Ended
                                                         December 31

                                                      2002        2001
                                                   ----------  ----------
Cash flows from operating activities:

  Net income                                    $     647,549      101,517

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    657,412      662,300
      Amortization                                    325,631      293,780
      Loss on disposal of assets                       34,737          291
      Decrease (increase) in accounts receivable      (91,984)     880,475
      Decrease in inventories                         208,857      871,755
      Decrease (increase) in prepaid expenses        (412,382)    (281,824)
      Decrease in income taxes receivable                   -      200,439
      Change in deferred income taxes                 192,266       45,751
      Decrease (increase) in other assets              18,320      (17,924)
      Increase (decrease) in accounts payable         144,271   (1,091,962)
      Increase (decrease) in accrued expenses          11,599      (68,213)
      Increase in income taxes payable                 41,619            -
      Decrease in deferred income                           -      (17,648)
                                                   ----------    ----------
        Net cash provided by operating activities   1,777,895    1,578,737
                                                   ----------    ----------
Cash flows from investing activities:
  Capital expenditures                               (518,252)    (264,930)
                                                   ----------    ----------
        Net cash used in investing activities        (518,252)    (264,930)
                                                   ----------    ----------

Cash flows from financing activities:
  Net payments of long-term debt                     (500,000)     (750,000)
  Proceeds from exercise of stock options               3,188             -
  Dividends paid                                     (162,566)     (162,564)
                                                   ----------    ----------
        Net cash used in financing activities        (659,378)     (912,564)
                                                   ----------    ----------
Increase in cash and cash equivalents                 600,265       401,243

Cash and cash equivalents at beginning of period    1,163,099       184,772
                                                   ----------    ----------
Cash and cash equivalents at end of period      $   1,763,364       586,015
                                                   ==========    ==========

Supplemental cash flow information:
  Cash paid for interest                        $       1,153        71,713
                                                    =========     =========
  Cash paid (received) for income taxes $              46,358      (208,500)
                                                    =========     =========

See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                      December 31, 2002 and March 31, 2002

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

    The results of operations for the nine-month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.


2. Basic earnings per share has been computed by dividing net earnings by the weighted average number of common shares outstanding.

    Diluted earnings per share have been computed by dividing net earnings by the weighted average number of common and equivalent shares outstanding. Common share equivalents included in the computation represent shares issuable upon exercise of stock options which would have a dilutive effect in periods where there are earnings. For the three-month and nine-month periods ended December 31, 2002, 544,750 and 397,250 shares, respectively, were considered anti-dilutive for purposes of calculating earnings per share. For the three-month and nine-month periods ended December 31, 2001, 272,000 and 372,250 shares, respectively, were considered anti-dilutive for purposes of calculating earnings per share.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months and Nine Months Ended December 31, 2002 versus December 31, 2001

The Company's operating revenues for the third quarter ended December 31, 2002 were $4,582,284, compared to $3,724,728 reported in the same quarter last year, an increase of approximately 23%. Net income for the current quarter was $311,963, compared to $43,269, for the same quarter last year, an increase of approximately 621%. Basic and diluted earnings for the current quarter were $.06 per share compared to $.01 per share for the same quarter last year.

The Company's operating revenues for the nine-month period ended December 31, 2002 were $12,406,418, compared to $12,702,752 reported in the same period of the prior year, a decrease of approximately 2%. Net income for the nine-month period was $647,549, compared to $101,517, for the same period in the prior year, an increase of approximately 538%. Basic and diluted earnings for the nine-month period were $.12 per share compared to basic and diluted earnings of $.02 per share for the same period of the prior year.

The improvement in net income for the Company's third quarter and nine-month periods was the result of increased gross profit margins and lower interest expense. Gross profit margins improved as the result of product mix plus productivity and quality improvements in manufacturing. Interest expense was reduced as a result of the Company remaining debt-free during its second and third quarters. Currently, all of the Company's $3,000,000 line of credit is available for use, and the Company's cash balance as of December 31, 2002 grew to $1,763,364.

For the nine-month period ended December 31, 2002, commercial revenues decreased by $913,037, military revenues improved by $644,912 and royalty income was down by $28,209 compared to the prior year's period. The decrease in commercial revenues was primarily due to competitive pressures and the current weakness in the global economy; however, commercial revenues for the fourth quarter should strengthen somewhat as the Company recently announced that it received orders in the amount of $650,000 for its Ground Fault Circuit Interrupters from a major sprayer/washer manufacturer to be shipped in the fourth quarter. Increased direct military shipments of field support parts for existing systems and strong shipments of control devices related to the Tactical Quiet Generator (TQG) programs resulted in record military revenues of $2,027,695 for the Company in the third quarter.

The market for the Company's Fire Shield(r) products continues to develop. During the second and third quarters, the Company shipped Fire Shield Power Surge Strips, a new product, to approximately 600 Wal-Mart Stores, Inc. In addition, during the three fiscal quarters ended December 31, 2002, Fire Shield licensed technology generated royalties of approximately $50,000. Fire Shield product sales and royalties currently represent approximately 1% of the Company's total revenues. The Company believes that its patented Fire Shield technology represents its most significant opportunity for growth.

The Company's gross profit margin on net sales was approximately 33% for the quarter and nine-month periods ended December 31, 2002, compared to 29% and 26% for the same periods last year. The improvement in the Company's gross profit margin was the result of product mix plus productivity and quality improvements in manufacturing.

Selling, general and administrative expenses were $741,506 for the current quarter and $2,283,489 for the nine-month period ended December 31, 2002, compared to $801,053 and $2,454,589 for the same periods last year, a decrease of 7% in each period. The decrease in expenses for the nine-month period was due to lower employee wages and benefit costs of $106,189, advertising costs of $32,411, outside sales commissions of $22,770 and other expenses of $9,730. Selling expenses were $435,307 for the current quarter and $1,327,972 for the nine-month period ended December 31, 2002, compared to $453,509 and $1,417,467 for the same periods last year, a decrease of approximately 4% and 6%, respectively. General and administrative expenses were $306,199 for the current quarter and $955,517 for the nine-month period ended December 31, 2002, compared to $347,544 and $1,037,122 for the same periods last year, a decrease of approximately 12% and 8%, respectively.

Research, development and engineering expenses were $309,182 for the current quarter and $909,453 for the nine-month period ended December 31, 2002, compared to $246,835 and $745,502 for the same periods last year, an increase of approximately 25% and 22%, respectively. The increase was related to the Company re-qualifying its portable GFCI products with Underwriters Laboratories ("UL"). As previously reported in the Company's Fiscal Year 2002 Form 10-K,
UL announced on November 1, 2001 that it would change the test standard for portable GFCI devices as a result of a National Electrical Manufacturers Association ("NEMA") sponsored investigation of the long term performance and installations of GFCI Dual Outlet Receptacles across the United States. All of the Company's GFCI devices needed to be re-tested and re-certified by January 1, 2003, according to the present UL timetable. The re-certification tested for 1) expanded surge requirements, 2) new requirements for moisture and corrosion, and 3) new requirements for reverse line-load miss wiring. Of those products that represent significant revenues to the Company, re-certification is 100% complete.

Interest and sundry income, net of interest expense, for the current quarter was $1,553 and $5,515 for the nine-month period ended December 31, 2002, compared to interest expense, net of interest and sundry income of ($10,232) and ($65,995) for the same periods last year, reflecting lower interest expense due to the Company reducing borrowings on its line of credit.

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

Liquidity and Capital Resources

As of December 31, 2002, the Company's cash and cash equivalents increased to $1,763,364 from the March 31, 2002 total of $1,163,099. Cash provided by operating activities was $1,777,895, cash used in investing activities was $518,252 and cash used in financing activities was $659,378, giving a total increase of $600,265.

Cash provided by operating activities was primarily due to net earnings of $647,549, depreciation in the amount of $657,412, amortization of $325,631, an increase in accounts payable of $144,271, a decrease in inventory of $208,857 and deferred income taxes of $192,266, offset to some extent, by an increase in accounts receivable and prepaid expenses of $91,984 and $412,382, respectively. The increase in accounts receivable and accounts payable was the result of the increase in the Company's level of business in the quarter. The increase in prepaid expenses was the result of up front payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurance.

Cash used in investing activities was related to purchases of capital equipment. The Company's capital expenditures were $518,252 for the nine-month period ended December 31, 2002 compared to $264,930 in the prior year's period. Increased capital expenditures were due to the following: 1) the acquisition of a 375 ton molding press to further vertically integrate its plastic parts requirements; 2) tooling for parts required on new programs;
3) the Company's tooling for several new and existing products to be manufactured at the Company's contract manufacturer in China; and 4) tooling for the re-certification of the Company's GFCI products as required by UL, as noted above.

Cash used in financing activities was due to the Company's repaying its line of credit by $500,000 and the payment of its cash dividend in the amount of $162,566, offset slightly by proceeds from the exercise of stock options in the amount of $3,188.

On November 12, 2002, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2004. Although the Company did not utilize its line of credit in the second or third quarter, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

The Company's working capital increased by $432,945 to $8,367,141 at December 31, 2002, compared to $7,934,196 at March 31, 2002. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the next twelve months.







                                   - 7 -
The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $745,302 for the three-month period and $1,911,988 for the nine-month period ended December 31, 2002, compared to $397,781 for the three-month period and $1,162,663 for the nine-month period ended
December 31, 2001. The chart below shows the reconciliation of EBITDA to net earnings:

                           Three Months Ended       Nine Months Ended
                               December 31             December 31

                            2002        2001        2002        2001
                        ----------  ----------  ----------  ----------

Net earnings              $311,963      43,269   $  647,549     101,517
Interest expense                 -      12,650        1,153      71,713
Income tax expense         130,672      13,937      280,243      33,353
Depreciation expense       192,682     212,779      657,412     662,300
Amortization expense       109,985     115,146      325,631     293,780
                        ----------  ----------   ----------  ----------
   EBITDA                 $745,302     397,781   $1,911,988   1,162,663


The third quarter dividend of $.01 per share was paid on January 24, 2003 to shareholders of record on December 31, 2002. The fourth quarter dividend of $.015 per share will reflect the increase in the Company's quarterly dividend and will be paid on April 25, 2003 to shareholders of record on March 31, 2003.


New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. Enterprises are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material effect on its financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and can be measured at fair value and nullifies
EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." The Company does not believe the adoption of SFAS No. 146 will have a material effect on its financial statements.





                                   - 8 -
In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock - Based Compensation - Transition and Disclosure." This SFAS amends SFAS No. 123, "Accounting for Stock - Based Compensation" to provide alternative methods of transition for entities electing the fair value based method of accounting for stock - based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock - based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of Opinion 25. The Company has adopted SFAS No. 148 and will present such disclosures in its Form 10-K for Fiscal Year 2003 ending March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees for Others." The interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company does not expect the adoption of FASB Interpretation No. 45 to have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation addresses the consolidation of variable interest entities. Variable interest entities are identified by reviewing the Company's equity investment at risk, the ability to make decisions about the entity's activities and the obligation to absorb the entity's losses or right to receive expected residual returns. The Company does not expect the adoption of FASB issued Interpretation No. 46 to have a material effect on the Company's consolidated financial statements.






















                                   - 9 -

Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company has no derivative securities as of December 31, 2002. The Company's exposure to market risk for changes in interest rates would relate primarily to the Company's debt obligations due to its variable LIBOR Rate pricing; however, the Company has no debt obligations as of December 31, 2002.


Forward Looking Statements

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements are related to future events, other future financial performance or business strategies, and may be identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events as well as results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report. Such key factors include, but are not limited to, the acceptance of any new products, such as "Fire Shield", into the marketplace, the effective utilization of the Company's Honduran manufacturing facility, changes in manufacturing efficiencies and the impact of competitive products and pricing. The Company cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and the Company disclaims any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.


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















                                   - 10 -
Part II - Other Information

Item 1.  Legal Proceedings

In November 2002, a civil complaint was filed against the Company and nine other defendants in the United States District Court in and for the District of Nevada. The complaint alleges infringement by each of the defendants of two patents registered in the name of the plaintiff, in the case of the Company arising out of its manufacture and sale of recreational vehicle voltage monitors and controllers, and seeks injunctive relief, an accounting of past profits generated from such sales, monetary damages and cost recoveries. The Company has filed a general denial of plaintiff's claims and management believes that the alleged infringement has not occurred. Although in its preliminary stage, it is management's opinion that, irrespective of the outcome, the action will have no material adverse effect upon the Company's consolidated financial position, liquidity or results of operations.


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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     February 11, 2003        /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)

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


      February 11, 2003       /s/ Robert S. Wiggins
___________________________   __________________________________
          Date                Robert S. Wiggins
                              Chairman of the Board and
                              Chief Executive Officer


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):



                                   - 14 -
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     February 11, 2003        /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)



































                                   - 15 -