Form 10-K
period 2003-03-31
TECHNOLOGY RESEARCH CORP
filed 2003-06-27
CIK 741556

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the Registrant, as of September 30, 2002 was $6,505,656, based upon the $1.361 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For the purpose of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that each such director and officer is, in fact, an affiliate of the Registrant.

As of May 31, 2003, the number of shares outstanding of the Registrant's common stock, $.51 par value, was 5,448,037.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement related to its 2003 Annual Meeting of Shareholders to be held on August 21, 2003 will be incorporated by reference into Part III of this Form 10-K and filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 15
Item 3.  Legal Proceedings  ........................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders  ..........16


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ................................. 16
Item 6.  Selected Financial Data  ..................................... 17
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ......................... 18
Item 7a. Quantitative and Qualitative Disclosures About Market Risk  .. 25

Item 8.  Financial Statements and Supplementary Data  ................. 25
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 25


PART III

Item 10. Directors and Executive Officers of the Registrant  .......... 25
Item 11. Executive Compensation  ...................................... 25
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters  .................. 25
Item 13. Certain Relationships and Related Transactions  .............. 25


PART IV

Item 14. Controls and Procedures  ..................................... 26

Item 15. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K  ..................................... 27


SIGNATURES  ........................................................... 30

CERTIFICATION OF CEO - Robert S. Wiggins  ............................. 31

CERTIFICATION OF CFO - Scott J. Loucks  ............................... 32

As used in this Annual Report on Form 10-K, "we", "our", "us", the "Company" and "TRC" all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements are related to future events, other future financial performance or business strategies, and may be identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report. Such key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield(R), into the marketplace, the effective utilization of the Company's Honduran manufacturing facility, changes in manufacturing efficiencies and the impact of competitive products and pricing. The Company cannot provide any assurance that predicted future goals, results, levels of activity or performance will be achieved, and the Company disclaims any obligation to revise any forward-looking statements subsequent to the occurrence of events or circumstances, whether anticipated or unanticipated.


                                      Part I

ITEM 1.  BUSINESS

General

Technology Research Corporation, a Florida corporation, was established in June of 1981 with the intended purpose of pursuing orders for products to be designed and manufactured for sale to the military engine generator set controls market, of which the Company's founders had acquired substantial experience. The Company's expertise in this area is well known, and the Company's performance in product quality and delivery to the United States Military and its prime contractors have resulted in the Company being recognized as a leader in this industry.

After establishing a military product base, the Company turned its efforts early on to developing commercial markets for its ground fault sensing technology of which the Company's founders also had acquired substantial knowledge. This "core" technology led to the development of products that sense dangerous power leakage from appliances, tools and other electrical devices and cut off power immediately thereby preventing potential fires, electrocutions or serious injuries from electrical shock. The Company has become an internationally recognized leader in the design and supply of such portable electrical safety products.

The Company's core commercial and military business produces the foundation upon which the Company may develop related technologies and new products to expand its business. The Company's new Fire Shield(R) and Surge Guard Plus(TM) product lines are examples of such a strategy, and the Company is now focused on developing the markets for these products into their full potential.

Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------     ----        --------     ----       ----------
    2003   $ 10,254,998     58.1     $ 7,386,144     41.9     $ 17,641,142
    2002     10,276,165     62.2       6,241,266     37.8       16,517,431
    2001     12,117,588     68.1       5,687,823     31.9       17,805,411
    2000     12,801,147     76.6       3,910,457     23.4       16,711,604
    1999     13,929,177     81.4       3,190,542     18.6       17,119,719

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       2003             $ 120,794
                       2002               166,854
                       2001               231,563
                       2000               126,121
                       1999                91,295

The Company's backlog of unshipped orders at March 31, 2003 ("Fiscal Year") was approximately $6.2 million. This backlog consists of approximately 24% commercial product orders and approximately 76% military product orders, all of which is expected to ship within Fiscal Year 2004.


Commercial Products and Markets

Core Commercial Products. The Company's core commercial business was developed out of the demand for the following Underwriters Laboratories ("UL") classifications of ground fault protective devices: Ground Fault Circuit Interrupters ("GFCI"); Appliance Leakage Circuit Interrupters ("ALCI"); Leakage Current Detectors and Interrupters ("LCDI"); and Equipment Leakage Current Interrupters ("ELCI"). Ground fault protective devices help protect against the hazards of fire and electrical shock that result when water comes in contact with electrically "live" conductors or when faulty electrical grounding is found in old or damaged extension cords, appliance cords, house wiring and electrical equipment. The demand for the Company's commercial products has resulted from the National Electrical Code ("NEC"), UL product standards and voluntary efforts by industry to improve the electrical safety of their products.

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

The Company's GFCI devices provide protection from dangerous electrical shock by sensing leakage of electricity and cutting off power. GFCIs are currently available in three types: circuit breaker, receptacle and portable. The Company specializes in the portable types of these products. GFCIs constantly monitor electric current, and as long as the amount of current returning from the device is equal to the amount that is directed to the device, the GFCI performs no activities. Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard. Upon recognizing that condition, the GFCI terminates the flow of electricity instantaneously. These devices have various commercial and military applications.

The Company's ALCI devices, whose function is to interrupt both conductors of the electric circuit to a load when a fault current to ground exceeds 4 - 6 mA (milli-amperes), are intended to be used in conjunction with electrical appliances. ALCIs are designed to be used only in a circuit that has a solidly grounded neutral conductor, and are not intended to be used in place of a GFCI in applications where the GFCI is required. ALCIs are considered "personnel protection" devices. These products are intended for portable and short-time use, and should be used only while attended; for example, with kitchen appliances, floor care products, hair dryers, and the like, which are connected to a power supply circuit by means of a flexible cord terminating in an attachment plug.

The Company's LCDI devices are intended to reduce the risk of electrical fires by disconnecting power when sensing current leakage between conductors of power cords. The Company's Fire Shield product lines are approved in the UL classification of LCDIs. Several years ago, both government and industry research into the major causes of fire led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented Fire Shield, a product designed to prevent fires caused by damaged or aging appliance power supply cords and extension cords, which have been identified as a leading cause of electrical fires. On June 1, 1999, the Company announced major enhancements to its Fire Shield line of appliance power supply cords that added a higher degree of safety against fire and electric shock for two wire appliances. These new capabilities have significant safety benefits to the consumer. These enhancements are based on feedback from the industry and from the staff of the United States Consumer Product Safety Commission ("CPSC") on the need to protect not only the power cord, but also the internal wiring of the appliance. The latest annual statistics from the CPSC indicate that extension cords, power strips, toaster/toaster ovens, power cords on appliances and household wiring are responsible for over $450 million in residential fire damage, 180 lives lost and 950 injuries. The Company believes that its Fire Shield technology will continue to advance as a valued technology for electrical safety and fire protection in the OEM and consumer marketplaces. The Company believes the addition of surge protection within these devices will even further enhance the value of the product. The Company's Fire Shield technology currently addresses five distinct market applications: (1) the Fire Shield Power Surge Strip - a consumer product; (2) the Fire Shield Safety Circuit - an OEM product; (3) the Fire Shield Power Cord - an OEM product; (4) the Fire Shield Safety Extension Cord - a consumer product; and (5) the Fire Shield Home Wiring System - for the luxury home builder. The Company believes that its Fire Shield technology represents the best opportunity for major long-term growth.

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

In January 1989, high-pressure sprayer/washer manufacturers that desired UL listing of their products were required to include a GFCI and/or double-insulation protection on each electrically driven sprayer/washer. Sales to this industry were severely impacted in Fiscal Year 1996 as the majority of the sprayer/washer manufacturers opted for the more cost effective double-insulated technology rather than GFCI technology. Effective January 1996, the double-insulation provision was eliminated from the National Electric Code, but UL did not update its standard enforcing this change until May 2000. Sales to this industry were approximately $4.5 million less in each of the Fiscal Years 1996, 1997, 1998 and 1999, compared to Fiscal Year 1995, due to the choice of sprayer/washer manufacturers not using the Company's GFCI products and due to the delay of UL requiring the industry to use GFCI technology. The revised standard UL 1776 requiring the use of GFCIs for UL listed sprayer/washers was issued effective as of May 6, 2000. The result was that sales to this market grew to approximately $2.4 million in Fiscal Year 2001 from approximately $1.5 million in Fiscal Year 2000. However, due to price erosion, losing sales to far-east competitors and lower demand for electric high-pressure sprayer/washers in the marketplace, sales to this market in Fiscal Year 2002 were approximately $1.3 million, down approximately $1.1 million from the prior year. In Fiscal year 2003, the Company gained larger market share with sales of approximately $2.16 million.

Also, Article 625 of the 1996 Edition of the NEC requires electric vehicle ("EV") charging systems to include a system that will protect people against serious electric shock in the event of a ground fault. The Company has shipped product to the majority of the major automobile manufacturers in support of their small EV production builds, and the Company is active with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis. Sales for the Company's EV safety products remain relatively low due to the small number of electric vehicles produced. Improvements in battery technology along with mandates from individual states for zero emission vehicles, will determine whether this will be a viable market in the future.

On July 13, 2001, the NEC added the requirement for cord fire prevention on room air conditioners to the 2002 National Electrical Code. UL Standard 484 for room air conditioners was revised to reflect this change in the NEC and is scheduled to become effective in August 2004. The proposal requires that room air conditioners be provided with either LDCI or Arc Fault Circuit Interrupter ("AFCI") protected cord sets by their manufacturers. The Company believes that its Fire Shield cord set will provide manufacturers of room air conditioners with the best solution for this new requirement. These events create an approximate $60 million annual market for its participants. The Company believes it will realize significant revenues by this opportunity starting in Fiscal Year 2005.

The Company currently manufactures and markets various portable GFCI, ALCI, LCDI and ELCI products, such as plug-in portable adapters, several extension cord models in various lengths, various modules for original equipment manufacturers ("OEM") customers, and variations of such products for voltage differences in both the United States and foreign markets. The Company is focusing more of its marketing efforts in placing its products with major retailers, which include Wal-Mart, Home Depot, Sears Mall stores, Orchard Supply Hardware, and TruServ(the buying co-op for True Value Hardware Stores), as well as with many independent retailers through distributors. The Company's products are also being offered through magazines, catalogs and E-commerce retailers.

License Agreements. The Company has been issued several domestic and foreign patents on its portable GFCI, which incorporate design features not available on any similar product known to the Company (see Patents, Licenses and Trademarks on page 11 for further information). The Company has entered into seven license agreements and three sales and marketing agreements concerning its portable GFCI, ALCI, ELCI and LCDIs. These agreements are with entities located in Australia, France, Italy, Japan, the United Kingdom and the United States and have been granted for the purpose of market penetration into those areas where it would be difficult for the Company to compete on a direct basis.

On February 16, 1999, the Company entered into an agreement (the "Agreement") with Applica Inc. (previously named Windmere-Durable Holdings, Inc.), that grants Applica Inc. a non-exclusive license to manufacture, have manufactured, use and sell products that use the Company's Fire Shield appliance cord technology in return for royalties. Applica Inc. is a large Miami, Florida based manufacturer and distributor of a wide variety of, among other items, household appliances and portable personal care products utilizing electric current (e.g. portable heaters, hair dryers and curlers, irons, food mixers, toasters and toaster ovens and numerous other items), most of which are sold both domestically and internationally. Under this Agreement, the Company currently receives royalties from Applica Inc. for portable heaters that are manufactured under the Black & Decker(R) brand name.

On June 4, 2002, the Company announced the signing of a cross license agreement (the "Agreement")with Tecumseh Products Company for technology that provides improved protection for "Refrigeration and Air Conditioning Systems" against electrical faults. The licensed product integrates Tecumseh's proprietary technology relating to the protection of refrigeration compressors with the Company's proprietary Fire Shield technology, which will bring an advanced level of protection to refrigeration and air conditioning systems worldwide. The Fire Shield technology is also being marketed by the Company for cord fire protection on single-phase cord and plug connected room air conditioners manufactured after August 2004, as required by the National Electrical Code. The licensed product is targeted at 15 to 20 million refrigeration and air conditioning systems sold worldwide each year. Under the term of the Agreement, either party has the right to manufacture and sell the licensed product and a royalty will be paid by the selling party to the other party for the use of its technology. Tecumseh is now in the testing phase in the development of these products.

On December 1, 2002, the Company entered into a new license agreement (the "Agreement") with Applica Inc. replacing the agreement dated December 31, 1999, which authorizes Applica Inc. to use the Company's extended Fire Shield technology to detect fires and electrical shock in certain small kitchen appliances manufactured by Applica Inc. under the Black & Decker(R) brand name. In return, the Company receives royalties for each unit manufactured by Applica Inc. using the Company's Fire Shield technology. In addition, the new Agreement states that the Company will receive certain non-performance penalty payments if minimum targets are not met. The Fire Shield technology includes the ability to detect an open flame or insulation/dielectric failure due to build up of grease or other substances, and disconnect the power thus reducing the risk of injury or property damage. In addition, the Fire Shield technology protects the user from electrocution or serious injury from electrical shock due to insulation failure or damage to the electrical wiring of the appliance. The Applica Inc. appliances that use this technology will display a Fire Shield marking on the appliance or packaging. In addition, Applica Inc. recently announced its commitment to incorporate the Company's Fire Shield technology into certain Black & Decker(R) kitchen appliances, which utilize Applica's Advanced Safety Technology(TM) ("AST") system. The AST(TM) system is a combination of the most advanced and significant safety features available today that can help prevent fires and electric shock in appliances. The Company's proprietary extended Fire Shield technology enables Applica Inc. to provide its customers an unparalleled degree of safety for such appliances.

Military Products and Markets

The Company designs and manufactures products for sale to the military engine generator set controls market. The Company's expertise in this area is well known, and the Company's performance in product quality and delivery to the United States Military and its prime contractors have resulted in the Company being recognized as a leader in this industry. The Defense Logistics Agency established a program rating system for its suppliers in 1995 for product quality, packaging and on-time deliveries, and since its inception and for the eighth straight year, the Company has been honored as a Best Value Medalist for the highest rating Gold Category, which signifies the Company's commitment to military contract performance.

The Company is currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors. The term "control equipment" refers to the electrical controls used to control the electrical power output of the generating systems. In general, the controls monitor and regulate the operation of engine generator mobile electric generating system sets. Electric generating systems are basic to all branches of the military, and demand has remained relatively constant, unlike products utilized in armaments and missiles. Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets, which incorporate the Company's products. The Company is a qualified supplier for 37 control equipment products as required by the Department of Defense and is a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies. These products are also furnished for spare parts support for existent systems in the military inventory.

In 1989, the Company completed the redesign of the control equipment related to the Tactical Quiet Generator ("TQG") Systems program and provided prototype and first article test qualification units to a prime contractor for system testing, which was completed in late 1992. Subsequently, the Company received production orders of approximately $12.4 million for these products from the U.S. Government's prime contractor covering the time period from August 1992 to July 1998. The current contract for the 5/10/15KW TQG systems to the prime contractor, valued at approximately $8.2 million, is for a 10-year period with the last ordering year being 2007. To date, the Company has shipped approximately $4.5 million of product to the prime contractor of this contract. On April 15, 2003, the Company announced that it received follow-on production orders of approximately $1.26 million to be shipped over the next 14 months.

In November 1998, the Company received its first orders for control equipment related to the new 3KW TQG systems program. The Company completed shipments for these initial orders in March 2002, which totaled approximately $6.0 million. In August 2001, the Company announced that it would have the opportunity to participate in the follow-on 10-year contract for the 3KW TQG systems, valued at approximately $21 million, with scheduled deliveries from 2002 to 2012. The Company began shipments under this new contract in May 2002, and to date the Company has shipped approximately $3.7 million of product to the prime contractor of this contract. On April 15, 2003, the Company announced that it received follow-on production orders in the amount of $3.46 million to be shipped over the next 14 months.

The Company furnishes various types of A.C. power monitors to the military for its U.S. Navy vessels. These monitors provide system protection for the electrical distribution systems that are used on all classes of U.S. Navy surface vessels, such as minesweepers, destroyers, guided missile cruisers and aircraft carriers in addition to other types of naval vessels. The monitors meet the environmental and stringent U.S. Navy high shock and vibration and endurance testing requirements, and they are furnished for new vessel production, retrofit upgrades and existent vessels requiring spare support parts.

In addition, the Company provides both A.C. and D.C. power monitoring systems, which include, voltage regulators, power transformers, A.C. over current and short circuit protection monitor assemblies and current sensing transformers for the military's armored-tracked vehicles. These products must pass highly accelerated stress screening and vehicle road testing at the Aberdeen Proving Grounds of the United States Department of Defense.

The Company's panel mount GFCI is the only GFCI device that is approved and qualified by the Department of Defense for use on its mobile-tactical generating systems.

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

As a result of a National Electrical Manufacturers Association ("NEMA") sponsored investigation of the long-term performance and installations of GFCI Dual Outlet Receptacles across the United States, UL announced on November 1, 2001 that it would toughen the test standard for all such devices, which included the Company's portable GFCI devices. All of the Company's GFCI devices were required to be re-tested and re-certified by January 1, 2003, according to the published UL timetable. The re-certification tested for 1) expanded surge requirements, 2) new requirements for moisture and corrosion, and 3) new requirements for reverse line-load miswiring. Of those products that represent significant revenues to the Company, re-certification is 100% complete.

The Company's military products are subject to testing and qualification standards imposed by the U. S. Government. The Company has established a quality control system, which has been qualified by the United States Department of Defense to operate under the requirements of a particular specification (MIL-I-45208). To the extent the Company designs a product that it believes meets those specifications, it submits the product to the responsible government-testing laboratory. Upon issue of the qualification approval and source listing, the product is rarely subject to re-qualification; however, the U. S. Government may disqualify a product if it is subject to frequent or excessive operational failures. In addition, the Company's governmental contracts provide that the current specifications and requirements could be changed at any time, which could require the Company to redesign its existing products or develop new products which would have to be submitted for testing and qualification prior to their approval for purchase by the military or its prime contractors. Certain contracts also require witness testing and acceptance by government inspectors prior to shipment of the product.

The Company's wholly owned foreign subsidiary, TRC/Honduras S.A. de C.V. is an ISO 9002 certified manufacturing facility and an approved supplier to Xerox Corporation, and holds UL, Canadian Standards Association ("CSA") and the German standards association, Verband Deutsher Elektrotechniker ("VDE"), approvals.


Design and Manufacturing

The Company currently designs almost all of the products that it produces and generally will not undertake special design work for customers unless it receives a contract or purchase order to produce the resulting products. The Company continues to work with foreign licensees to design products for foreign markets. A significant number of the Company's commercial and military electronic products are specialized in that they combine both electronic and magnetic features in design and production.

The business of an electronics manufacturer such as the Company primarily involves assembly of component parts. The only products that the Company manufactures from raw materials consist of its transformers and magnetic products. The manufacture of such products primarily involves the winding of wire around magnetic ferrite cores. Recently, in an effort to lower costs by vertical integration, the Company commenced molding its own plastic parts for its commercial product lines at its manufacturing facility in Honduras. The remainder of the products that the Company manufactures is assembled from component parts that are produced or distributed by other companies.

On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC/Honduras, S.A. de C.V., a wholly owned Company, for the purpose of manufacturing the Company's high-volume products. TRC/Honduras, S.A. de C.V. conducts its operations in a leased 42,000 square foot building located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, a 20 year Honduran federal income tax holiday and a ten year Honduran municipal income tax holiday for any profits generated by the subsidiary, and various other benefits.

As a result of increasing manufacturing costs in Honduras, the Company implemented a plan in Fiscal Year 2003 to move approximately 30-40% of its Honduran production to a wholly-owned subsidiary of Applica Inc., Applica-Durable Manufacturing ("ADM"), a contract manufacturer in China with which the Company had acquired substantial experience prior to its setting up operations in Honduras. The Company's plan is for ADM to manufacture certain subassembly boards, which will then be shipped to Honduras for final assembly. ADM will also build finished product for certain retail customers, international customers and those customers that have operations in China. The Company received first shipments of finished product and subassembly boards from ADM in Fiscal Year 2003.

The Company continues to manufacture its specialized military products and low-volume commercial products in its 43,000 square foot facility in Clearwater, Florida.


Patents, Licenses, and Trademarks

Raymond H. Legatti, one of the Company's original founders, has designed seven Company patents in the U.S., six in Great Britain, three in Italy, two in Australia, Germany and France and one in Canada, Sweden and Japan with respect to the Company's products giving rise to portable GFCI and Fire Shield technologies. Several other patent applications have been filed by the Company and are awaiting action, and the issuance of patents with respect thereto will complement the Company's core technology and products. The Company's U.S. patents will be valid for either 20 years from filing or 17 years from date of issue in the United States. The term of the Company's patents in all other countries vary from 15 to 20 years.

On October 12, 1999, Xerox Corporation was issued a patent, which listed
Mr. Legatti as a co-inventor for the Modular, Distributed Equipment Leakage Circuit Interrupter. This product is used on some of Xerox's business machines and shuts off power when sensing a certain leakage of electricity which could produce dangerous results.

On February 25, 2003, the Company was issued a patent which listed Mr. Legatti as the inventor of a Protection System for Devices Connected to an Alternating Current Electrical Power Supply. The patent relates to technology that provides additional user safety intended for application on electrical appliances and equipment such as small hand tools and kitchen appliances (e.g. toasters, toaster ovens, steam irons, coffee makers, etc.) In addition to electric shock protection, the technology also provides the ability to detect and prevent a variety of potentially hazardous electrical conditions such as excessive heat, flame, electrical insulation breakdowns and pressure buildups. When such hazardous conditions occur, the power supply is shut off, and an audible and/or visual alarm is activated. Applica Inc. has licensed this patent for use on its line of Black & Decker(R) small kitchen appliances as described above under License Agreements.

The life of certain patents, related to the Company's GFCI devices, have recently expired, and others will expire within the next few years. The Company is unable to predict how that might affect its business. The Company believes, however, that the success of its business depends more on the technical and engineering expertise, marketing and service abilities of its employees than on patents, trademarks and copyrights. Nevertheless, the Company owns several patents and has a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of its ongoing research, development and manufacturing activities. Furthermore, although the Company vigorously protects its patents, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company or that foreign intellectual property laws will protect the Company's intellectual property rights in any foreign country.

The Company licenses its technology for use by others in exchange for royalties or product purchases. Licensees are located in Australia, France, Italy, Japan, the United Kingdom and the United States. Each licensee agrees to pay the Company a royalty or purchase product based on schedules set forth in the applicable agreement. The Company agrees to provide certain technical support and assistance to its licensees. The licensees have agreed to indemnify and hold the Company harmless against any liability associated with the manufacture and sale of products subject to the license agreement, including but not limited to defects in materials or workmanship.

The Company has no other patents on or licensee agreements with respect to its products or technology, but has registered its TRC trademark with the U.S. Patent and Trademark Office. The Company's Shock Shield(R), Electra Shield(R) and Fire Shield(r) brand names are also registered trademarks of the Company.


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

The Company also markets through OEMs, both domestically and internationally, that sell the Company's products under their own brand labels. The Company has recently implemented a "value add" upgrade strategy, which provides finished product to those OEMs who are currently only receiving subassembly modules.
The Company's plastic and receptacle molding capabilities are a key factor in providing "value add" upgrades to its customers.

The Company primarily utilizes foreign licenses and sales and marketing agreements to market its products internationally (see Patents, Licenses and Trademarks for further information). The Company's products have worldwide application, and the Company believes that international demand for these products will continue to contribute to the Company's growth.

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

Major Customers and Exports

Significant customers who accounted for 10% or more of sales, and aggregate exports were:

                                                    Year ended March 31
     Customer                                 2003         2002          2001
     --------                                 ----         ----          ----
Fermont (a division of ESSI, a U.S.
   Government Prime Contractor)           $ 3,937,999    3,855,593    4,305,101
                                            =========    =========    =========

Exports:
    Canada                                $   417,094      293,650      579,511
    Far East                                1,020,078    1,288,102      805,762
    Europe                                  2,632,357    1,899,842    2,328,325
    Mexico                                          -      169,833      383,046
    Australia                                  36,020        3,167       83,232
    South America                               6,484        6,458       13,784
    Middle East                                14,257       15,000       22,299
                                            ---------    ---------    ---------
        Total exports                     $ 4,126,290    3,676,052    4,215,959
                                            =========    =========    =========


Overall, the Company's exports were up approximately 12% in Fiscal Year 2003, compared to the Company's prior fiscal year, primarily due to increased shipments of product to a major sprayer/washer manufacturer in the amount of $881,500. All other exports to the Company's international OEM customers were relatively flat for Fiscal Year 2003, compared to the Company's prior fiscal year, due to the weakness in the overall global economy.

The Company's military product sales are primarily to OEM prime contractors and secondarily to military procurement logistic agencies for field service support on previously shipped systems. In Fiscal Year 2003, military sales were approximately 42% of total sales, compared to 38% in the prior year. Sales to Fermont were up approximately 2%, compared to prior year, and overall, military sales increased approximately 18% as the result of spare part orders for the Company's control devices related to generator systems already in the field. Fermont accounted for approximately 22% of the Company's sales for Fiscal Year 2003, compared to approximately 23% for the prior fiscal year.

The Company has no relationship with any of its customers except as a supplier of product.

Competition

The commercial and military business of the Company is highly competitive.

In the commercial market, the Company has significant competition, except with respect to its Fire Shield products. As a result, the Company may not be able to maintain current profit margins due to price erosion. The Company believes, however, that product knowledge, patented technology, ability to respond quickly to customer requirements, positive customer relations, price, technical background and industry experience are major competitive factors, and that it competes favorably with respect to these factors. In addition, the Company's patented GFCI technology utilizes, in certain adaptations, waterproofing and "trip mechanism" techniques, each of which provides the Company, in the judgment of its management, with a current competitive advantage.

In the military market, the Company's products must initially pass government specified tests. The Company must compete with other companies, some being larger and some smaller than the Company and acting as suppliers of similar products to prime government contractors. The Company believes that knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market. The Company believes that it has competitive strengths in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment. A substantial portion of spare part procurement is set aside for small business concerns, which are defined in general as entities with fewer than 1,000 employees. Because the Company is classified as a small business concern, it qualifies for such set aside procurements for which larger competitors are not qualified. The entry barriers to the military market are significant because of the need, in most cases, for products to pass government tests and qualifications.


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

The Company spent $1,225,651 in Fiscal Year 2003, $1,049,649 in Fiscal Year 2002 and $1,197,874 in Fiscal Year 2001 on research, development and engineering activities. None of these activities were sponsored or financed by customers, and all have been expensed as incurred. The Company anticipates spending levels to remain comparable in the new fiscal year.

Employees

As of March 31, 2003, the Company employed 81 persons on a full time basis, and of that total 47 employees were engaged in manufacturing operations, 12 in engineering, 12 in marketing and 10 in administration. The Company's Honduran subsidiary employed 225 persons on a full time basis as of March 31, 2003, and of that total, 222 employees were engaged in manufacturing operations and three in administration. Competition for such management, technical, manufacturing, sales and support personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

None of the Company's employees are represented by a collective bargaining unit, and the Company considers its relations with employees to be stable. While the Company believes it has established good relations with its local labor force in both the United States and Honduras, its reliance upon a foreign manufacturing facility subjects the Company to risks inherent in international operations. Those risks include inflationary pressures, unexpected changes in regulatory requirements, changes in political climate, difficulties in coordinating and managing foreign operations and foreign labor issues. Any of the foregoing could have a material adverse effect on the Company's operations, prospects and financial results.


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

In March 1997, the Company entered into a five year lease agreement with ZIP San Jose, an industrial park located in San Pedro Sula, Honduras, for a 42,000 square foot building in which the Company manufactures its high-volume products. The Company then entered into a one-year lease agreement with ZIP San Jose, which ended in March 2003. The Company currently has entered into a second one-year lease agreement, which ends in March 2004.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company.

In November 2002, a civil complaint was filed against the Company and nine other defendants in the United States District Court in and for the District of Nevada. The complaint alleges infringement by each of the defendants of two patents registered in the name of the plaintiff, in the case of the Company arising out of its manufacture and sale of recreational vehicle voltage monitors and controllers, and seeks injunctive relief, an accounting of past profits generated from such sales, monetary damages and cost recoveries. The Company has filed a general denial of plaintiff's claims and management believes that the alleged infringement has not occurred. The Company is in the final stages of settling this claim, and the settlement amount will have no material adverse effect upon the Company's consolidated financial position, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.



PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
                 MATTERS

The Company's shares of Common Stock are registered under Section 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market System. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal years ended March 31, 2003 and 2002 as reported by NASDAQ, and the dividends paid with respect to each quarter ended within such years.

                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
March 31, 2003:
  First Quarter                       $ 2.00     $ 1.43          $ 0.01
  Second Quarter                        1.84       1.21            0.01
  Third Quarter                         2.00       1.25            0.01
  Fourth Quarter                        2.75       1.76            0.015
                                                                   -----
                                                                 $ 0.045

March 31, 2002:
  First Quarter                       $ 2.00     $ 1.30          $ 0.01
  Second Quarter                        1.90       1.30            0.01
  Third Quarter                         2.42       1.40            0.01
  Fourth Quarter                        1.89       1.28            0.01
                                                                   ----
                                                                 $ 0.04



As of May 31, 2003, the approximate number of the Company's record shareholders was 461. This number does not include any adjustment for shareholders beneficially owning common stock held of record by the Depository Trust or fiduciary, which the Company believes to represent an additional 1,700 shareholders.

The Company's authorized capital stock, as of May 31, 2003, consisted of 10,000,000 shares of common stock, par value $.51, of which 5,448,037 shares were outstanding.

Effective as of the record date of March 31, 2003, the Company increased its quarterly cash dividend from $.01 per share to $.015 per share, which equates to an annual cash dividend of $.06 per share. The Company paid dividends of $.045 per share in Fiscal Year 2003 and $.04 per share in Fiscal Year 2002.

ITEM 6.  SELECTED FINANCIAL DATA


                          2003       2002       2001       2000       1999
                          ----       ----       ----       ----       ----
Year ended March 31:

  Operating revenues $ 17,641,142 16,684,285 18,036,974 16,837,725 17,211,014

  Gross profit       $  5,744,912  4,420,631  3,901,155  5,124,543  4,078,461

  Net income (loss)  $  1,014,791    200,360   (411,547)   585,755     15,892

  Basic earnings
    per share        $     .19        .04       (.08)       .11          -

  Weighted average number
    of common shares
    outstanding         5,438,381  5,437,497  5,439,811  5,455,756  5,455,756

  Diluted earnings
    per share        $     .19        .04       (.08)       .11          -

  Weighted average number
    of common and
    equivalent shares
    outstanding         5,482,450  5,457,896  5,439,811  5,473,220  5,476,134

  Cash dividends
    Paid             $     .045       .04        .04        .03          -


March 31:

  Working capital    $  8,873,080  7,934,196  8,898,697 10,267,576  6,899,677

  Total assets       $ 13,835,689 12,766,937 15,156,548 15,990,625 15,146,175

  Current
    liabilities      $  1,523,980    913,526  2,012,335  1,366,382  3,521,949

  Long-term debt     $          -    500,000  1,750,000  2,500,000     56,250

  Total liabilities  $  1,759,059  1,463,526  3,835,998  4,000,567  3,578,199

  Retained earnings  $  1,803,027  1,032,996  1,050,135  1,679,150  1,257,068

   Total stockholders'
  equity             $ 12,076,630 11,303,411 11,320,550 11,990,058 11,567,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Critical Accounting Policies

The Company's critical accounting policies are: (1) revenue recognition; and
(2) excess and obsolete inventory reserves.

Revenue Recognition. The Company recognizes revenue when an order has been received, pricing is fixed, product has been shipped and collectibility is reasonably assured. Title to goods passes to customers upon shipment, there are no customer acceptance provisions included in sales contracts and the Company has no installation obligation subsequent to product shipment. Similarly, revenue is recognized upon shipment to distributors as title passes to them without additional involvement or obligation. Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties. Cost of sales includes the cost of the product and the Company's estimate of any additional warranty, rework or other concessions the Company expects to incur in connection with a sale.

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

Excess and Obsolete Inventory Reserves. The Company's financial statements include an estimate associated with reserves with respect to inventory.
Various assumptions and other factors underlie the determination of this estimate. The process of determining this estimate is fact specific and takes into account primarily historical experience and expected economic conditions. The Company evaluates this estimate on a monthly basis and makes adjustments each quarter where facts and circumstances dictate. The Company reserves 100%, or $218,336, of that inventory considered to be obsolete and 50%, or $355,880, of that inventory considered to be slow moving. The Company evaluates all inventory which has not had activity for twelve months. As of March 31, 2003, the Company's inventory reserve was $574,216 or approximately 11% of total inventory.

The Company's accounting policies are more fully described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. As described therein, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

                              Operating Results

Fiscal Years 2003 and 2002 Comparison

The Company's operating revenues for the year ended March 31, 2003 were $17,761,936, compared to $16,684,285 reported in the prior year, an increase of approximately 6%. Net income was $1,014,791 for the year, compared to $200,360 reported in the prior year. Basic and diluted earnings were $.19 per share for the year, compared to $.04 per share for the prior year.

The improvement in performance over the prior year was the result of increased revenues, higher gross profit margins and lower interest expense. Gross profit margins improved as the result of product mix plus productivity and quality improvements in manufacturing. Interest expense was reduced as a result of the Company remaining debt-free during the last three quarters of its fiscal year. Currently, all of the Company's $3,000,000 line of credit is available for use, and the Company's cash balance as of March 31, 2003 increased to $2,529,562. While uncertainties still exist in the economy, the Company expects its business to remain stable throughout Fiscal Year 2004.

For the fiscal year ended March 31, 2003, commercial revenues decreased slightly by $21,167, military revenues improved by $1,144,878 and royalty income was down by $46,060 compared to the prior year. Commercial revenues continued to be affected in Fiscal Year 2003 by competitive pressures and the current weakness in the global economy; however, commercial revenues for the fourth quarter strengthened as the result of shipments of $650,000 to a major sprayer/washer manufacturer. Increased direct military shipments of field support parts for existing systems and strong shipments of control devices related to the Tactical Quiet Generator (TQG) programs resulted in record military revenues of $7,386,144 for Fiscal Year 2003. In support of recent military deployment, the Company responded to the increased demand with on-time shipments while achieving its highest level of production ever for its military products.

The market for the Company's Fire Shield products continued to develop during Fiscal Year 2003. The Company shipped Fire Shield Power Surge Strips, a new product, to approximately 620 Wal-Mart Stores, Inc. In addition, Fire Shield licensed technology generated royalties of approximately $50,000 during the fiscal year. Fire Shield product sales and royalties currently represent approximately 2% of the Company's total revenues. The Company believes that its patented Fire Shield technology represents its most significant opportunity for growth.

The Company's gross profit margin was approximately 33% of net sales for Fiscal Year 2003 compared to 27% in the prior year. The improvement was primarily the result of product mix plus productivity and quality improvements in manufacturing.

Selling, general and administrative expenses for Fiscal Year 2003 were $3,190,338, compared to $3,175,724 for the prior year, reflecting comparable expenses year to year. Selling expenses were $1,854,671 for Fiscal Year 2003, compared to $1,816,133 for the prior year, an increase of approximately 2%. General and administrative expenses were $1,335,667 for Fiscal Year 2003, compared to $1,359,591 for the prior year, a decrease of approximately 2%.

Research, development and engineering expenses for Fiscal Year 2003 were $1,225,651, compared to $1,049,649 for the prior year, an increase of approximately 17%. The increase was related to the Company re-qualifying its portable GFCI products with Underwriters Laboratories ("UL"). As previously reported in the Company's Fiscal Year 2002 Form 10-K, UL announced on November 1, 2001 that it would change the test standard for portable GFCI devices as a result of a National Electrical Manufacturers Association ("NEMA") sponsored investigation of the long term performance and installations of GFCI Dual Outlet Receptacles across the United States. All of the Company's GFCI devices were required to be re-tested and re-certified by January 1, 2003, according to the UL timetable. The re-certification tested for 1) expanded surge requirements, 2) new requirements for moisture and corrosion, and 3) new requirements for reverse line-load miswiring. Of those products that represent significant revenues to the Company, re-certification is 100% complete.

Interest and sundry income, net of interest expense for Fiscal Year 2003 was $6,330, compared to interest expense, net of interest and sundry income of $66,708 for the prior year, reflecting lower interest rates and the Company using less of its Line of Credit.

Income tax expense for the years ended March 31, 2003 and 2002 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income as the operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $301,000 in 2003 and $44,000 in 2002, and no income taxes have been provided on these results of operations. The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $570,000 at March 31, 2003 and $269,000 at March 31, 2002. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its repatriation. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary are paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.


Fiscal Years 2002 and 2001 Comparison

The Company's operating revenues for the year ended March 31, 2002 were $16,684,285, compared to $18,036,974 reported in the prior year, a decrease of approximately 7%. Net income was $200,360 for Fiscal Year 2002, compared to a net loss of $(411,547) reported in Fiscal Year 2001. Basic and diluted earnings (loss) were $.04 per share for Fiscal Year 2002, compared to $(.08) per share for Fiscal Year 2001.

Although the Company did not meet its revenue objectives for Fiscal Year 2002, the business was managed well, producing a profit instead of a loss in a tough economy. The improvement in performance was due to lower operating expenses and increased manufacturing productivity. In addition, supply chain initiatives produced a reduction in inventory of $1,553,543 allowing the Company to strengthen its balance sheet significantly, increasing cash by $978,327 while reducing its bank debt by $1,250,000. The decrease in revenues for Fiscal Year 2002 was due to commercial sales decreasing by $1,841,423, of which $735,250 was attributed to Xerox and its suppliers. Royalty income decreased by $64,709, and military sales increased by $553,443. The increase in military sales was mainly due to stronger spare parts orders and the Company being in full production of the control devices related to the 5/10/15/30/60KW TQG and the variable speed 3KW TQG programs.

On December 13, 2000, the Company announced that its Board of Directors had approved a plan to find a strategic buyer who could expand the Company's business, primarily to that of the Company's Fire shield product lines. On August 13, 2001, the Company announced that it was no longer seeking to sell the Company due to unfavorable market conditions and the unlikelihood of the Company meeting its objectives of being acquired by a strategic buyer who could also increase shareholder value.

The Company's gross profit margin was approximately 27% of net sales for Fiscal Year 2002 compared to 22% in the prior year. Although the Company's manufacturing performance improved from year to year, higher than expected rework expense was recorded in the year due to warranty repairs of inverters associated with the 3KW TQG program. Latent defects of certain vendor supplied parts were responsible for the problems. The Company repaired the majority of the product in question.

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

Interest expense, net of interest and sundry income, for Fiscal Year 2002 was $66,708, compared to $76,572 for the prior year, reflecting lower interest rates and the Company using less of its institutional Line of Credit.

Income tax expense (benefit) for the years ended March 31, 2002 and 2001 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income (loss) as the operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $44,000 in 2002 and $51,000 in 2001, and no income taxes have been provided on these results of operations. The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $269,000 at March 31, 2002 and $225,000 at March 31, 2001. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its repatriation. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary are paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

                          Liquidity and Capital Resources


As of March 31, 2003, the Company's cash and cash equivalents increased to $2,529,562 from the March 31, 2002 total of $1,163,099. The increase was due to cash provided by operating activities of $2,657,521, offset to some extent by cash used for investing activities of $577,463 and cash used in financing activities of $713,595, a total of $1,366,463.

Cash provided by operating activities was primarily due to net income of $1,014,791, depreciation of $857,374 and an increase in deferred income taxes and accounts payable of $341,326 and $501,517, respectively, offset to some extent by an increase in accounts receivable of $289,216. The increases in accounts payable and receivable were primarily the result of the Company's increase in business.

Cash used in investing activities was related to purchases of capital equipment. The Company's capital expenditures were $577,463 for Fiscal Year 2003 compared to $397,604 in the prior year. The increase was primarily due to: 1) the acquisition of a 375 ton molding press to further vertically integrate its plastic parts requirements; 2) tooling for parts required on new programs; 3) the Company's tooling for several new and existing products to be manufactured at the Company's contract manufacturer in China; and 4) tooling for the re-certification of the Company's GFCI products as required by UL, as noted above.

Cash used in financing activities was due to the Company's repaying its line of credit by $500,000 and the payment of its cash dividend in the amount of $216,783, offset slightly by proceeds from the exercise of stock options in the amount of $3,188.

On November 12, 2002, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2004. Although the Company did not utilize its line of credit in the second, third or fourth quarters, the Company has the option of borrowing at lesser of
(a) the lender's prime rate of interest minus 25 basis points, or (b) the 30-day London Interbank Offering Rate (LIBOR) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

The Company's working capital increased by $938,884 to $8,873,080 at March 31, 2003, compared to $7,934,196 at March 31, 2002. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $2,727,877 for Fiscal Year 2003, compared to $1,651,781 for Fiscal Year 2002. The Company wishes to present its EBITDA results as an indication of its liquidity and should not be interpreted as earnings. The table below sets forth the reconciliation between net income and
EBITDA:

                              Fiscal Year 2003   Fiscal Year 2002
                              ----------------   ----------------
Net income                      $ 1,014,791        $   200,360
Interest expense                      1,153             79,337
Income taxes                        409,538             94,111
Depreciation                        857,374            897,236
Amortization                        445,021            380,737
                                  ---------          ---------
       EBITDA                   $ 2,727,877        $ 1,651,781

The fourth quarter dividend of $.015 per share was paid on April 25, 2003 to shareholders of record on March 31, 2003. The Company paid $.045 per share for Fiscal Year 2003.


Contractual Obligations

The Company is obligated under future commitments as part of its normal business operations. The future commitments may be for long-term debt, capital lease, operating lease or purchase obligations. These obligations are set forth in the table below:

                                              Obligations due by period
                                         Less Than                    More than
Contractual Obligations          Total     1 Year  1-3 Years  3-5 Years 5 Years
                                 -----     ------  ---------  --------- -------
Operating Lease Obligations $   443,848    173,112   73,836     73,836  123,064
Purchase Obligations        $ 2,589,506 2,589,506


                           New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on April 1, 2003. Adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in consolidated financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on
Derivative Instruments and Hedging Activities.   This statement amends and
clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company owned no derivative securities as of March 31, 2003. The Company's exposure to market risk for changes in interest rates would relate primarily to the Company's debt obligations due to its variable LIBOR Rate pricing; however, the Company has no debt obligations as of March 31, 2003.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Response to this item is submitted in a separate section of this report starting at Page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

None.



                                    PART III


Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2003.

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                         Age          Position

Robert S. Wiggins             73          Chief Executive Officer,
                                          Chairman of the Board

Jerry T. Kendall              52          President and Chief Operating Officer
                                          as of April 17, 2003

Raymond H. Legatti            71          President through April 17, 2003 and
                                          currently Senior Vice President

Raymond B. Wood               68          Senior Vice President of Government
                                          Operations and Marketing

Scott J. Loucks               41          Vice President of Finance,
                                          Chief Financial Officer

ROBERT S. WIGGINS has served as Chairman of the Board, Chief Executive Officer and Director since March 1988. Additional biographical data on Mr. Wiggins may be found in Section III of the Company's proxy statement.

JERRY T. KENDALL joined the Company on April 17, 2003 as its President and Chief Operating Officer. Additional biographical data on Mr. Kendall may be found in Section III of the Company's proxy statement.

RAYMOND H. LEGATTI, a founder of the Company, served as the Company's President since the Company's inception in 1981 through April 2003. Mr. Legatti is currently Senior Vice President and plans to retire on December 31, 2003. Additional biographical data on Mr. Legatti may be found in Section III of the Company's proxy statement.

RAYMOND B. WOOD, a founder of the Company, has served as the Senior Vice President of Government Operations and Marketing since the Company's inception in 1981. Additional biographical data on Mr. Wood may be found in Section III of the Company's proxy statement.

SCOTT J. LOUCKS has served the Company in various capacities since March 1985. Mr. Loucks performed the duties of Information Technology Manager for four years, Controller for eight years and Vice President of Finance and Chief Financial Officer since August 1996. Mr. Loucks has a Bachelor of Science Degree in computer science and a minor degree in mathematics from Florida State University. Mr. Loucks has also been a Director and the Secretary of the Company's Honduran subsidiary, TRC/Honduras S.A. de C.V., since February 1997.



                                    PART IV


ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") not more than 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries was accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls. The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company's senior management, in conjunction with its Board of Directors, continuously reviews overall policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously monitoring, and as appropriate, improving the state of its internal controls, corporate governance and financial reporting.

Limitations on the Effectiveness of Controls. The Company's management, including its chief executive officer and chief financial officer, does not expect that its internal controls will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations of a cost-effective control system, misstatements due to error or other factors may occur and not be detected.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following consolidated financial statements of Technology Research Corporation and its subsidiary are included in Schedule I (i.e. indexes F-1 through F-18) attached herewith:

     - Independent Auditors' Report

     - Consolidated Balance Sheets as of March 31, 2003 and 2002

     - Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001

     - Consolidated Statement of Stockholders' Equity for the years ended March 31, 2003, 2002 and 2001

     - Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001

     - Notes to Consolidated Financial Statements


(a)(2)  Financial Statement Schedules

The Valuation and Qualifying Accounts - Years ended March 31, 2003, 2002, and 2001 is included in Schedule II (i.e. index F-19) attached herewith:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(a)(3)  Exhibits:

       3.1  Articles of Incorporation and By-Laws*
       3.2 Certificate of Amendment to the Articles of Incorporation, dated September 24, 1990.***
       3.3 Certificate of Amendment to the Articles of Incorporation, dated September 24, 1996.***


(10)  Material contracts:

      10.1 License Agreement, dated as of January 1, 1985, between the Company and Societe BACO, a French corporation, granting BACO a non-exclusive right to manufacture the Company's GFCI products in France, and the non-exclusive right to sell GFCI products other than in North America.*

      10.2 License Agreement between the Company and B & R Electrical Products, Ltd., an English corporation ("B & R") dated January 1, 1985, granting B & R a limited exclusive license to manufacture GFCI products within the United Kingdom and a non-exclusive license to market other such products other than in North America.*

      10.3 License Agreement, dated as of January 8, 1987, between the Company and HPM INDUSTRIES PTY LTD, an Australian corporation ("HPM"), granting to HPM an exclusive license to manufacture and sell GFCI products in Australia, New Zealand, New Guinea, Papua and Fiji.*

      10.4 License Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa an exclusive right to market and manufacture the Company's products developed for use in electrical vehicle charging systems.***

      10.5 Sales and Marketing Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa exclusive sales and marketing rights to the Company's full line of commercial electrical protection devices, including Fire Shield, Shock Shield and Electra Shield.***

      10.6 License Agreement, dated February 16, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell products that use the Company's Fire Shield cord set technology.***

      10.7 $3,000,000 Revolving Credit Agreement, dated December 14, 1999, between the Company and SouthTrust Bank***

      10.8  The 2000 Long Term Incentive Plan.***

      10.9 License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company's Fire Shield technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults.***

      10.10 Amended Revolving Credit Agreement, dated November 12, 2002, between the Company and its subsidiary and SouthTrust Bank, extending the maturity date to December 14, 2004.*****

      10.11 License Agreement with Applica Inc. (previously named Windmere-Durable Holdings, Inc.), dated December 1, 2002, replacing the Agreement dated December 31, 1999, between the Company and Applica Inc. granting Applica Inc. an exclusive license to manufacture, have manufactured, use and sell kitchen appliances using the Company's Fire Shield safety circuit technology.*****

      10.12 Employment Agreement, dated April 16, 2003, between the Company and Jerry T. Kendall.*****

      10.13 Technical Consulting Agreement, effective January 1, 2004, between the Company and Raymond H. Legatti.*****


(23)  Independent Auditors' Consent. *****


(99)  Additional Exhibits:

      99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *****

      99.2 Certification of Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *****

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

  **** Previously filed with and as part of the Registrant's Post-Effective Amendment No. 1 to Form S-1 (No. 33-31967)

*****  Filed herewith.


(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the registrant during the last quarter of the fiscal year.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

Dated:  6/17/2003                         By:  /s/ Robert S. Wiggins
        ---------                              ----------------------
                                                    Robert S. Wiggins
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                     Title                             Date

/s/ Robert S. Wiggins         Chairman, Chief Executive      6/17/2003
    Robert S. Wiggins         Officer, and Director
                             (Principal Executive Officer)


/s/ Scott J. Loucks           Vice President of Finance and  6/17/2003
    Scott J. Loucks           Chief Financial Officer
                             (Principal Financial Officer)


/s/ Raymond B. Wood           Senior Vice President          6/17/2003
    Raymond B. Wood           Government Operations
                              and Marketing and Director


/s/ Raymond H. Legatti        Director and                   6/20/2003
    Raymond H. Legatti        Senior Vice President

/s/ Gerry Chastelet           Director                       6/17/2003
    Gerry Chastelet

/s/ Edmund F. Murphy, Jr.     Director                       6/17/2003
    Edmund F. Murphy, Jr.

/s/ Martin L. Poad            Director                       6/17/2003
    Martin L. Poad

                                 CERTIFICATION

I, Robert S. Wiggins, certify that:

1.  I have reviewed this annual report on Form 10-K of Technology Research
Corporation:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 17, 2003

/s/ Robert S. Wiggins
Robert S. Wiggins
Chairman of the Board and
Chief Executive Officer

                                 CERTIFICATION

I, Scott J. Loucks, certify that:

1.  I have reviewed this annual report on Form 10-K of Technology Research
Corporation:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 17, 2003

/s/ Scott J. Loucks
Scott J. Loucks
Vice President of Finance and
Chief Financial Officer,

                         TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY


                                    Index


Schedule I

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

  Consolidated Statements of Operations                                  F-3

  Consolidated Statements of Stockholders' Equity                        F-4

  Consolidated Statements of Cash Flows                                  F-5

  Notes to Consolidated Financial Statements                             F-6


Schedule

II  Valuation and Qualifying Accounts for the Years Ended March 31,
  2003, 2002 and 2001                                                    F-19

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Tampa, Florida
May 2, 2003

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2003 and 2002

                    Assets                                2003         2002
Current assets:                                           ----         ----
   Cash and cash equivalents                         $  2,529,562    1,163,099
     Accounts receivable,
          less allowance for doubtful accounts of
          $44,902 in 2003 and $11,908 in 2002 (note 4)  2,772,825    2,516,603
     Inventories (notes 2 and 4)                        4,663,876    4,798,731
     Prepaid expenses and other current assets            122,323       97,720
     Deferred income taxes (note 5)                       288,708      271,569
     Income taxes receivable                               19,766            -
                                                       ----------   ----------
                    Total current assets               10,397,060    8,847,722
                                                       ----------   ----------
Property, plant and equipment (notes 3 and 4)           9,777,497    9,493,313
     Less accumulated depreciation                      6,391,480    5,795,667
                                                       ----------   ----------
                    Net property, plant and equipment   3,386,017    3,697,646
                                                       ----------   ----------
Noncurrent deferred income taxes,net (note 5)                   -      162,861
Other assets                                               52,612       58,708
                                                       ----------   ----------
                                                     $ 13,835,689   12,766,937
                                                       ==========   ==========
     Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                          $  1,052,817      551,300
     Accrued expenses:
          Compensation                                    313,749      228,210
          Other                                            50,108       65,212
     Dividends payable                                     96,781       68,804
     Deferred income                                       10,525            -
                                                       ----------   ----------
                    Total current liabilities           1,523,980      913,526
Debt (note 4)                                                   -      500,000
Deferred income                                            39,475       50,000
Noncurrent deferred income taxes, net (note 5)            195,604            -
                                                       ----------   ----------
                    Total liabilities                   1,759,059    1,463,526
                                                       ----------   ----------
Stockholders' equity (note 6):
     Common stock, $.51 par value.  Authorized
     10,000,000 shares; issued and outstanding
     5,440,370 shares in 2003 and
     5,437,497 share in 2002                            2,785,554    2,784,088
     Additional paid-in capital                         7,528,194    7,526,472
     Retained earnings                                  1,803,027    1,032,996
                                                       ----------   ----------
                                                       12,116,775   11,343,556
     Treasury stock, at cost - 21,500 shares              (40,145)     (40,145)
                                                       ----------   ----------
                    Total stockholders' equity         12,076,630   11,303,411
Commitments and contingencies (notes 7 and 10)
                                                     $ 13,835,689   12,766,937
                                                       ==========   ==========
See accompanying notes to consolidated financial statements.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Operations
                      Years ended March 31, 2003, 2002 and 2001


                                             2003         2002         2001
Operating revenues:                          ----         ----         ----
   Net sales (note 8)                   $ 17,641,142   16,517,431   17,805,411
   Royalties                                 120,794      166,854      231,563
                                          ----------   ----------   ----------
                                          17,761,936   16,684,285   18,036,974
                                          ----------   ----------   ----------
Operating expenses:
   Cost of sales                          11,896,230   12,096,800   13,904,256
   Selling, general, and administrative    3,190,338    3,175,724    3,490,326
   Research, development, and engineering  1,225,651    1,049,649    1,197,874
                                          ----------   ----------   ----------
                                          16,312,219   16,322,173   18,592,456
                                          ----------   ----------   ----------
      Operating income (loss)              1,449,717      362,112     (555,482)
                                          ----------   ----------   ----------
Other income (expense):
   Interest and sundry income                  7,483       12,629       58,947
   Interest expense                           (1,153)     (79,337)    (135,519)
   Loss on disposal of property,
        plant and equipment                  (31,718)        (933)      (5,320)
                                          ----------   ----------   ----------
                                             (25,388)     (67,641)     (81,892)
                                          ----------   ----------   ----------
      Income (loss) before income taxes    1,424,329      294,471     (637,374)

Income taxes expense (benefit) (note 5)      409,538       94,111     (225,827)
                                          ----------   ----------   ----------
      Net income (loss)                 $  1,014,791      200,360     (411,547)
                                          ==========   ==========   ==========
Basic earnings (loss) per share         $       0.19         0.04        (0.08)

Diluted earnings (loss) per share       $       0.19         0.04        (0.08)

Weighted average number of common and
     equivalent shares outstanding:
          Basic                            5,438,381    5,437,497    5,439,811
          Diluted                          5,482,450    5,457,896    5,439,811



See accompanying notes to consolidated financial statements.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                     Years ended March 31, 2003, 2002 and 2001


                                             Additional                        Total
                          Common stock       paid-in     Retained Treasury stockholders'
                       Shares      Amount    capital     earnings   stock     equity
Balances at            ------      ------    -------    --------- --------  ----------
March 31, 2000:     5,455,756  $ 2,782,435  7,528,473   1,679,150        -  11,990,058

Dividends - $.04 per share  -            -          -    (217,468)       -    (217,468)

Net loss                    -            -          -    (411,547)       -    (411,547)

Exercise of stock
  options via exchange
  of 2,534 common shares
  and cash of $(348) for
  5,775 new common
  shares                3,241        1,653     (2,001)          -        -        (348)

Treasury stock,
  at cost             (21,500)           -          -           -  (40,145)    (40,145)
                    ---------    ---------  ---------   --------- --------  ----------

Balances at
March 31, 2001:     5,437,497    2,784,088  7,526,472   1,050,135  (40,145) 11,320,550

Dividends - $.04 per share  -            -          -    (217,499)       -    (217,499)

Net income                  -            -          -     200,360        -     200,360
                    ---------    ---------  ---------   --------- --------  ----------

Balances at
March 31, 2002:     5,437,497    2,784,088  7,526,472   1,032,996  (40,145) 11,303,411

Dividends - $.045 per share -            -          -    (244,760)       -    (244,760)

Net income                  -            -          -   1,014,791        -   1,014,791

Exercise of
stock options           2,873        1,466      1,722           -         -      3,188
                    ---------    ---------  ---------   --------- --------  ----------
Balances at
March 31, 2003:     5,440,370  $ 2,785,554  7,528,194   1,803,027  (40,145) 12,076,630
                    =========    =========  =========   ========= ========  ==========


See accompanying notes to consolidated financial statements.


                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                      Years ended March 31, 2003, 2002 and 2001


                                                2003        2002        2001
Cash flows from operating activities:           ----        ----        ----
  Net income (loss)                       $  1,014,791   200,360    (411,547)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Loss on disposal of equipment           31,718         933       5,320
      Change in allowance for
         doubtful accounts                    32,994     (48,852)     12,561
      Depreciation                           857,374     897,236     800,977
      Decrease (increase) in
         accounts receivable                (289,216)    897,066    (271,837)
      Decrease (increase) in income
         taxes receivable                    (19,766)    278,500    (201,900)
      Decrease (increase) in inventories     134,855   1,553,543  (1,143,685)
      Decrease (increase) in prepaid expenses
         and other current assets            (24,603)     36,011     (75,016)
      Decrease (increase) in deferred
         income taxes                        341,326     127,442    (145,427)
      Decrease (increase) in other assets      6,096           -      30,534
      Increase (decrease) in deferred income       -     (23,530)   (141,176)
      Increase (decrease) in
         trade accounts payable              501,517  (1,028,651)    774,609
      Increase (decrease) in
         accrued expenses                     70,435     (47,374)     (9,166)
                                           ---------   ---------   ---------
         Net cash provided by (used in)
            operating activities           2,657,521   2,842,684    (775,753)
                                           ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures for property,
     plant and equipment                    (577,463)   (397,604)   (725,680)
                                           ---------   ---------   ---------
         Net cash used in
            investing activities            (577,463)   (397,604)   (725,680)
                                           ---------   ---------   ---------
Cash flows from financing activities:
  Net (repayments) borrowings under
     line-of-credit agreement               (500,000) (1,250,000)   (750,000)
  Acquisition of treasury stock                    -           -     (40,145)
  Proceeds from exercise of
     stock options and warrants                3,188           -        (348)
  Dividends paid                            (216,783)   (216,753)   (219,312)
                                           ---------   ---------   ---------
         Net cash used in
            financing activities            (713,595) (1,466,753) (1,009,805)
                                           ---------   ---------   ---------
Net increase (decrease) in cash and
    cash equivalents                       1,366,463     978,327  (2,511,238)

Cash and cash equivalents at
   beginning of year                       1,163,099     184,772   2,696,010
                                           ---------   ---------   ---------
Cash and cash equivalents at end of year$  2,529,562   1,163,099     184,772
                                           =========   =========   =========

Supplemental cash flow information:
  Cash paid for interest                $      1,153      79,337     139,761
  Cash paid (received) for income taxes $   (226,393)   (278,500)    121,500


See accompanying notes to consolidated financial statements.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001

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

(c)  Financial Instruments

The Company believes the carrying value of its debt approximates fair value due to its short-term nature and the variable interest rate at March 31, 2002.

(d)  Principles of Consolidation

The consolidated financial statements include the financial statements of Technology Research Corporation and its wholly owned subsidiary, TRC Honduras, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.

(e)  Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity of three months or less to be cash equivalents.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001

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

The Company accrues minimum royalties due from customers over the related royalty period. Royalties earned in excess of minimum royalties due are recognized as reported by the licensees. The Company enters into license agreements and receives nonrefundable license fees in exchange for the use of technology previously developed by the Company. The licensee receives the right to manufacture and sell certain products exclusively within specified geographic areas. The upfront fees are recorded as deferred revenue and recognized as income on a straight-line basis when earned, in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

(g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In 2003, the Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. This statement requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In 2002 and 2001, the Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001


(h)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(i)  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

(j)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)  Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its two incentive stock option plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001


                                                2003        2002        2001
                                                ----        ----        ----
     Net income (loss), as reported        $ 1,014,791    200,360   (411,547)
     Deduct total stock-based employee
       compensation expense determined
       under fair-value-based method
       for all rewards, net of tax            (104,598)   (99,578)  (104,296)
                                             =========   =========   ========
             Pro forma net income          $   910,193    100,782   (515,843)
                                             =========   =========   ========
         Income (loss) per common share:
            As reported                    $      0.19        0.04     (0.08)
            Pro forma                      $      0.17        0.02     (0.09)

Pro forma net income (loss) reflects only options granted after March 31, 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of three to ten years, and compensation costs for options granted prior to April 1, 1995 are not considered.


(l)  Earnings (Loss) per Share

Basic earnings (loss) per share have been computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Common share equivalents included in the dilutive weighted average shares outstanding computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in years where there is net income.

(m)  Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003. Adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of

Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement
No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in consolidated financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements.


(2)  Inventories

Inventories at March 31, 2003 and 2002 consist of:


                                                   2003          2002
                                                   ----          ----

     Raw materials                            $ 3,020,076     3,130,889
     Work in process                              265,645       190,348
     Finished goods                             1,378,155     1,477,494
                                                ---------     ---------
                                              $ 4,663,876     4,798,731
                                                =========     =========

Approximately 44% and 47% of inventories were located in Honduras at March 31, 2003 and 2002, respectively.


(3)  Property, Plant and Equipment

Property, plant and equipment at March 31, 2003 and 2002 consists of:

                                                                    Estimated
                                             2003        2002      useful lives
                                             ----        ----      ------------
     Building and improvements         $  1,608,138   1,608,756      20 years
     Machinery and equipment              8,169,359   7,884,557    5 - 15 years
                                          ---------   ---------    ------------
                                       $  9,777,497   9,493,313
                                          =========   =========

Approximately 25% and 28% of property, plant and equipment is located in Honduras at March 31, 2003 and 2002, respectively.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001


(4)  Debt

Debt at March 31, 2003 and 2002 consists of a $3,000,000 line of credit due in December 2004 with an outstanding balance of zero and $500,000 at March 31, 2003 and 2002, respectively. Interest is based on LIBOR plus 175 basis points 3.03% and 3.78% at March 31, 2003 and 2002, respectively.

Borrowings under the line of credit are secured by all accounts receivable, inventories, and property, plant, and equipment, and require the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth amounts. The Company was in compliance with these covenants at March 31, 2003.

(5)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2003 and 2002 are presented below:

                                                            2003       2002
                                                            ----       ----
Deferred tax assets:
     Accounts receivable, principally due to
          allowance for doubtful accounts             $    16,165      4,287
     Inventories, principally due to valuation
          allowance for financial reporting purposes
          and additional costs inventoried for
          tax purposes                                    253,882    283,059
     Accrued expenses, principally due to accrual
          for financial reporting purposes                 18,661     33,076
     Charitable contribution carryover                     12,790          -
     Net operating loss carryforwards                      20,341    270,048
     Tax credit carryforwards                              39,705     93,063
                                                         --------   --------
               Total gross deferred tax assets            361,544    683,533

               Less valuation allowance                         -     78,152
                                                         --------   --------
                                                          361,544    605,381
                                                         --------   --------
Deferred tax liabilities:
     Property, plant and equipment, principally
          due to differences in depreciation             (268,440)  (170,951)
                                                         --------   --------
                Net deferred tax assets               $    93,104    434,430
                                                         ========   ========

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001


Net deferred tax assets are included in the accompanying consolidated balance sheets at March 31, 2003 and 2002 as:

                                                            2003       2002
                                                            ----       ----

Deferred income taxes, current asset                  $   288,708    271,569
Deferred income taxes, noncurrent asset                         -    162,861
Deferred income taxes, noncurrent liability              (195,604)         -
                                                         --------   --------
                                                      $    93,104    434,430
                                                         ========   ========

Management assesses the likelihood deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences are deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes the Company will realize the benefits of these deductible differences at March 31, 2003. The valuation allowance at March 31, 2002 related to tax credit carryforwards which management expected to expire unused.

At March 31, 2003, the Company has net operating loss carryforwards for state income tax purposes of approximately $493,000, which are available to offset future taxable income through 2022.

The Company has approximately $39,700 of alternate minimum tax credit carryforward. This credit is not subject to an expiration date.

Income tax expense (benefit) for the years ended March 31, 2003, 2002, and 2001 consists of:

                                                2003        2002        2001
                                                ----        ----        ----
     Current:
          Federal                           $   68,212     (33,331)    (80,400)
          State                                      -           -           -
                                              --------    --------   ---------
                                                68,212     (33,331)    (80,400)
                                              --------    --------   ---------
     Deferred:
          Federal                              312,071     117,247    (133,874)
          State                                 29,255      10,195     (11,553)
                                              --------    --------   ---------
                                               341,326     127,442    (145,427)
                                              --------    --------   ---------
                                            $  409,538      94,111    (225,827)
                                              ========    ========   =========

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001


Income tax expense (benefit) for the years ended March 31, 2003, 2002 and 2001 differs from the amounts computed by applying the Federal income tax rate of 34% to pretax income (loss) as a result of the following:


                                                2003        2002        2001
                                                ----        ----        ----
Computed expected tax expense (benefit)     $  484,272     100,120    (216,707)
(Reduction) increase in income taxes
     resulting from:
          Foreign activity for which no
               income tax has been provided   (102,435)    (17,691)    (17,000)
          State income taxes, net of
               Federal income tax effect        19,309       6,525      (7,400)
          Other                                 14,842       5,157      15,280
          Change in valuation allowance        (78,152)          -           -
          Tax credits expired                   71,702           -           -
                                              --------    --------   ---------
                                            $  409,538      94,111    (225,827)
                                              ========    ========   =========


The operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for at least 20 years. The foreign operations resulted in income of approximately $301,000 in 2003, $44,000 in 2002, and $51,000 in 2001. No income taxes have been provided on these results of operations.

The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $570,000 at March 31, 2003 and $269,000 at March 31, 2002. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary was paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.


(6)  Stock Options and Grants

The Company has two qualified incentive stock option plans, one performance-incentive stock option plan, and one nonqualified stock option plan (the Plans). Options granted under the Plans are granted to directors, officers and employees at fair value and expire ten years after the date of grant. Except for the performance incentive stock option plan, options granted under the Plans generally vest over three years. Options granted under the performance incentive stock option plan vest at the end of year ten but are subject to accelerated vesting if certain targets are met. Options may be exercised by payment of cash or with stock of the Company owned by the officer or employee. During 2000, stockholders approved a Long Term Incentive Plan with an aggregate of 300,000 shares reserved for this plan.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001


Option transactions and other information relating to the Plans for the three years ended March 31, 2003 are as follows:

                  Qualified Performance Non-     Long-term
                  incentive  incentive qualified incentive            Weighted
                    stock     stock     stock      stock              average
                   option    option    option     option              exercise
                    plans     plan      plan                  Total    price
                   -------   -------  -------   ---------   --------  --------
Outstanding at
March 31, 2000     152,260   300,000   54,434           -    506,694      3.67
     Granted             -         -        -      93,000     93,000      1.82
     Exercised      (5,207)        -     (568)          -     (5,775)     1.48
     Canceled       (4,001)        -   (5,700)          -     (9,701)     1.63
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2001     143,052   300,000   48,166      93,000    584,218      3.41
     Granted             -         -        -     100,250    100,250      1.64
     Canceled       (8,968)  (50,000)  (1,500)    (15,000)   (75,468)     3.97
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2002     134,084   250,000   46,666     178,250    609,000      3.07
     Granted             -         -        -      40,000     40,000      1.92
     Canceled       (3,000)        -        -           -     (3,000)     1.06
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2003     131,084   250,000   46,666     218,250    646,000      3.01
                   -------   -------  -------   ---------   --------
Total number of options
  available under
  the plans        166,667   400,000  333,333     300,000  1,200,000

Exercisable at
  March 31, 2003   124,567         -   46,666     130,422    301,655      1.68

Available for issue
  at March 31, 2003      -   150,000        -      81,750    317,000


The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $1.92, $1.64 and $1.82, respectively, on the date of grant using the Black Scholes option pricing model, with the following assumptions:
(1) risk free interest rate - 1.00% to 6.26%, (2) expected life - 6.5 to 10.0 years, (3) expected volatility - 73% to 93%, and (4) expected dividends - 1.7% to 5.8%.

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no reserved shares issued during the years ended March 31, 2003, 2002 or 2001.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001

At March 31, 2003, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

                Options Outstanding                     Options Exercisable
-------------------------------------------------  ----------------------------
                Number     Weighted average  Weighted     Number       Weighted
Range of      outstanding     remaining      average    exercisable    average
exercise        as of        contractual     exercise      as of       exercise
prices      March 31, 2003   life(years)      price    March 31, 2003   price
--------    --------------  --------------  ---------  --------------  --------
$1.06-1.19       25,250         6.2        $   1.10         25,250    $   1.10
$1.20-1.64      208,500         6.5            1.59        163,317        1.61
$1.65-2.05      140,250         7.9            1.79         91,755        1.80
$2.06-2.74       17,000         9.2            2.30         16,333        2.31
$2.75-5.13      255,000         3.3            5.08          5,000     $  2.75
            --------------  --------------  ---------  --------------  --------
                646,000         5.6        $   3.01        301,655        1.68
                =======         ===        ========        =======     =======


(7)  Leases

The Company leases the land on which its operating facility is located. This operating lease is for a period of 20 years through August 2001 with options to renew for two additional ten-year periods. The Company utilized the first ten-year option and extended the lease through August 2011. The lease provides for rent adjustments every five years. The Company is responsible for payment of taxes, insurance, and maintenance. In the event the Company elects to terminate the lease, title to all structures on the land reverts to the lessor. The Company's subsidiary leases its operating facility in Honduras. This operating lease was for five years through the year 2002 and was extended in 2002 and 2003 for one additional year, respectively.

Future minimum lease payments under noncancelable operating leases as of March 31, 2003 are:

                     Year ending March 31,
                     ---------------------
                       2004                                173,112
                       2005                                 24,612
                       2006                                 24,612
                       2007                                 24,612
                       2008                                 24,612
                       Thereafter                           73,840
                                                          --------
            Total minimum lease payments                $  345,400
                                                          ========


Rental expense for all operating leases was approximately $182,000 in 2003, $233,000 in 2002 and $241,000 in 2001.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001

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

                                              2003         2002        2001
                                            ----------  ----------  ----------
              Commercial                  $ 10,254,998  10,276,165  12,117,588
              Military                       7,386,144   6,241,266   5,687,823
                                            ----------  ----------  ----------
                                          $ 17,641,142  16,517,431  17,805,411
                                            ==========  ==========  ==========


Significant customers who accounted for 10 percent or more of sales and aggregate exports were:

                                                    Year ended March 31
     Customer                                 2003          2002        2001
     --------                                 ----          ----        ----
Fermont (a division of ESSI, a U.S.
   Government Prime Contractor)           $ 3,937,999    3,855,593    4,305,101
                                            =========    =========    =========

Exports:
    Canada                                $   417,094      293,650      579,511
    Far East                                1,020,078    1,288,102      805,762
    Europe                                  2,632,357    1,899,842    2,328,325
    Mexico                                          -      169,833      383,046
    Australia                                  36,020        3,167       83,232
    South America                               6,484        6,458       13,784
    Middle East                                14,257       15,000       22,299
                                            ---------    ---------    ---------
        Total exports                     $ 4,126,290    3,676,052    4,215,959
                                            =========    =========    =========


(9)  Benefit Plan

The Company's 401(k) plan covers all employees with one year of service who are at least 21 years old. Through plan year 1999, the Company matched employee contributions dollar-for-dollar up to $300. Effective for the 2000 plan year, the board of directors approved an increase in the Company match up to $400. Total Company contributions were approximately $21,700 in 2003, $26,700 in 2002, and $29,000 in 2001.


(10)  Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2003, 2002 and 2001


In November 2002, a civil complaint was filed against the Company and nine other defendants in the United States District Court in and for the District of Nevada. The compliant alleges infringement by each of the defendants of two patents registered in the name of the plaintiff, in the case of the Company arising out of its manufacture and sale of recreational vehicle voltage monitors and controllers, and seeks injunctive relief, an accounting of past profits generated from such sales, monetary damages and cost recoveries. The Company has filed a general denial of plaintiff's claims and management believes that the alleged infringement has not occurred. The Company is in the final stages of settling this claim and the expected settlement amount is not material to the Company's consolidated financial statements.


(11)  Stock Repurchase Plan

On December 9, 1999, the Company's board of directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market. Through fiscal year ended March 31, 2003, the Company has repurchased 21,500 shares at a cost of $40,145.


(12)  Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenue, operating income (loss), net income (loss) and earnings per share, by quarter, for the years ended March 31, 2002 and 2001 are:


                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 2003:
     Operating revenues         $  3,855,318  3,968,816  4,582,284  5,355,518
                                   =========  =========  =========  =========
     Gross profit               $  1,240,508  1,312,149  1,491,250  1,701,005
                                   =========  =========  =========  =========
     Operating income           $    187,210    304,690    465,114    492,703
                                   =========  =========  =========  =========
     Net income                 $    129,455    206,131    311,963    367,242
                                   =========  =========  =========  =========
     Basic earnings per share   $        .02       0.04       0.06       0.07
                                   =========  =========  =========  =========
     Diluted earnings per share $        .02       0.04       0.06       0.07
                                   =========  =========  =========  =========

                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 2002:
     Operating revenues         $  4,107,353  4,870,671  3,724,728  3,981,533
                                   =========  =========  =========  =========
     Gross profit               $  1,092,392  1,094,904  1,079,672  1,153,663
                                   =========  =========  =========  =========
     Operating income           $     33,599     99,475     68,080    160,958
                                   =========  =========  =========  =========
     Net income                 $      2,090     56,158     43,269     98,843
                                   =========  =========  =========  =========
     Basic earnings per share   $          -        .01        .01        .02
                                   =========  =========  =========  =========
     Diluted earnings per share $          -        .01        .01        .02
                                   =========  =========  =========  =========

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY

                                    Schedule II

                          Valuation and Qualifying Accounts

                      Years ended March 31, 2003, 2002 and 2001




                                       Additions
                                 ----------------------
                    Balances at  Charged to  Charged to              Balances
                     beginning   costs and     other                 at end of
Description          of period    expenses    accounts  Deductions    period
-----------         ----------   ----------  ---------- ----------   ---------
Allowance for
   doubtful accounts:
   Year ended
   March 31, 2003  $   11,908      33,001          -           7        44,902

   Year ended
   March 31, 2002  $   60,760      19,761          -      68,613        11,908

   Year ended
   March 31, 2001  $   48,199     126,105          -     113,544        60,760