Form 10QSB
period 2003-06-30
TECHNOLOGY RESEARCH CORP
filed 2003-08-14
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003

Commission File Number:  0-13763



                        TECHNOLOGY RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)


          Florida                                                 59-2095002
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No,)


5250 140th Avenue North, Clearwater, Florida                           33760
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code  (727) 535-0572


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at July 31, 2003
Common stock, $.51 par value                            5,494,921


Transitional Small Business Disclose Format(Check one): Yes [ ] No [X]
















                                TABLE OF CONTENTS




Part I - Financial Information                                          Page

Condensed Consolidated Balance Sheets (unaudited)
     - June 30, 2003 and March 31, 2003.................................. 1

Condensed Consolidated Statements of Income (unaudited)
     - Three months ended June 30, 2003 and June 30, 2002................ 2

Condensed Consolidated Statements of Cash Flows (unaudited)
     - Three months ended June 30, 2003 and June 30, 2002................ 3

Notes to Condensed Consolidated Financial Statements (unaudited)......... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 7

Item 3 - Quantitative and Qualitative Disclosure Regarding Market Risk.. 11

Item 4 - Controls and Procedures........................................ 12

Part II - Other Information


Item 1 - Legal Proceedings.............................................. 12

Item 2 - Changes in Securities.......................................... 12

Item 3 - Defaults Upon Senior Securities................................ 12

Item 4 - Submission of Matters to a Vote of Security Holders............ 12

Item 5 - Other Information.............................................. 12

Item 6 - Exhibits and Reports on Form 8-K............................... 12


Signatures.............................................................. 13

Certifications.......................................................... 14
















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                  June 30       March 31
                                                    2003          2003
                                                -----------    ---------
                 ASSETS

Current assets:
  Cash and cash equivalents                  $   3,169,365     2,529,562
  Accounts receivable, net                       2,986,980     2,772,825
  Inventories:
    Raw material                                 3,132,613     3,020,076
    Work in process                                228,668       265,645
    Finished goods                               1,348,200     1,378,155
                                                ----------    ----------
      Total inventories                          4,709,481     4,663,876
  Prepaid expenses                                 388,050       122,323
  Deferred income taxes, net                       288,708       288,708
  Income taxes receivable                                -        19,766
                                                ----------    ----------
      Total current assets                      11,542,584    10,397,060
                                                ----------    ----------
Property, plant, and equipment                   9,911,310     9,777,497
  Less accumulated depreciation                  6,614,276     6,391,480
                                                ----------    ----------
      Net property, plant, and equipment         3,297,034     3,386,017
                                                ----------    ----------
Other assets                                        51,053        52,612
                                                ----------    ----------
                                              $ 14,890,671    13,835,689
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   1,541,672     1,052,817
  Accrued expenses                                 262,395       363,857
  Dividends payable                                 94,670        96,781
  Income taxes payable                             181,120             -
  Deferred income taxes                             10,525        10,525
                                                ----------    ----------
     Total current liabilities                   2,090,382     1,523,980
Deferred income - long term                         36,844        39,475
Noncurrent deferred income taxes                   191,129       195,604
                                                ----------    ----------
     Total liabilities                           2,318,355     1,759,059
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,789,464     2,785,554
  Additional paid-in capital                     7,517,591     7,528,194
  Retained earnings                              2,305,406     1,803,027
                                                ----------    ----------
                                                12,612,461    12,116,775
  Treasury stock                                   (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 12,572,316    12,076,630
                                                ----------    ----------

                                              $ 14,890,671    13,835,689
                                                ==========    ==========




See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                              Three Months Ended
                                                    June 30

                                               2003        2002
                                            ----------  ----------
Operating revenues:

  Net sales                              $   5,648,655   3,837,780
  Royalties                                     11,260      17,538
                                            ----------  ----------
                                             5,659,915   3,855,318
                                            ----------  ----------

Operating expenses:
  Cost of sales                              3,719,843   2,597,272
  Selling, general, and administrative         847,892     785,780
  Research, development and engineering        313,658     285,056
                                            ----------  ----------
                                             4,881,393   3,668,108
                                            ----------  ----------
    Operating income                           778,522     187,210
                                            ----------  ----------
Other income (deductions):
  Interest and sundry income                     1,989       4,249
  Interest expense                                   -      (1,153)
                                            ----------  ----------
                                                 1,989       3,096
                                            ----------  ----------
       Income before income taxes              780,511     190,306
Income taxes                                   196,411      60,851
                                            ----------  ----------
       Net income                        $     584,100     129,455
                                            ==========  ==========

Basic earnings per share                 $        0.11        0.02
                                            ==========  ==========
Weighted average number of common
  shares outstanding                         5,445,475   5,437,497
                                            ==========  ==========

Diluted earnings per share               $        0.10        0.02
                                            ==========  ==========
Weighted average number of common
  and equivalent shares outstanding          5,625,994   5,466,946
                                            ==========  ==========


Dividends paid                           $        .015         .01
                                            ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Three  Months Ended
                                                            June 30

                                                      2003          2002
                                                   ----------    ----------
Cash flows from operating activities:

  Net income                                    $     584,100       129,455

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                    222,796       237,708
      Decrease (increase) in accounts receivable     (214,155)     (129,145)
      Decrease in inventories                         (45,605)       26,750
      Increase in prepaid expenses                   (265,727)     (270,765)
      Decrease (increase) in deferred income taxes     (4,475)       60,851
      Decrease in income taxes receivable              19,766             -
      Decrease (increase) in other assets               1,559        18,207
      Increase (decrease) in accounts payable         482,162       150,939
      Decrease in accrued expenses                   (101,462)      (18,771)
      Increase in income taxes payable                181,120             -
      Decrease in deferred income                      (2,631)            -
                                                   ----------    ----------
        Net cash provided by operating activities     857,448       205,229
                                                   ----------    ----------
Cash flows from investing activities:
  Capital expenditures                               (133,813)     (228,537)
                                                   ----------    ----------
        Net cash used in investing activities        (133,813)     (228,537)
                                                   ----------    ----------
Cash flows from financing activities:
  Principal payments on long-term debt                      -      (500,000)
  Dividends paid                                      (83,832)      (54,188)
                                                   ----------    ----------
        Net cash used in financing activities         (83,832)     (554,188)
                                                   ----------    ----------
Increase (decrease) in cash and cash equivalents      639,803      (577,496)

Cash and cash equivalents at beginning of period    2,529,562     1,163,099
                                                   ----------    ----------
Cash and cash equivalents at end of period      $   3,169,365       585,603
                                                   ==========    ==========

Supplemental cash flow information:
  Cash paid for interest                        $           -         1,153
                                                    =========     =========
  Cash paid (received) for income taxes         $           -             -
                                                    =========     =========

See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial information for the interim period. These statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2003.

The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding.

Diluted earnings per share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price of the period, with the proceeds being used to buy shares from the market (i.e. the treasury stock method).

The table below reconciles the calculation of the diluted and basic earnings per share:
                                         Three months ended June 30,
                                              2003         2002

    Net income                          $     584,100     129,455
                                           ==========  ==========
   Weighted average shares
     outstanding - basic                    5,445,475   5,437,497

   Dilutive common shares issuable
     upon exercise of stock options           180,519      29,449
                                           ----------  ----------
   Weighted average shares - diluted        5,625,994   5,466,946
                                           ==========  ==========
Earnings per common share:
Basic                                   $        0.11        0.02
Diluted                                 $        0.10        0.02
                                           ==========  ==========

For the three-month period ended June 30, 2003, options to purchase 250,000 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share. For the three-month period ended June 30, 2002, options to purchase 372,250 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.





                                   - 4 -
3. In June 2001, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 did not have a material effect on the Company's financial condition, results of operations or cash flows.

4. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to require disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based compensation in the foreseeable future under the existing accounting literature and therefore this standard will not have a material impact on the Company's financial condition, results of operations or cash flows. Certain of the disclosure requirements are included in the notes to these condensed consolidated financial statements.

5. In January 2003, the FASB issued Interpretation 46 - Consolidation of Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

6. In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial condition, results of operations or cash flows.

7. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition, results of operations or cash flows.

8. At June 30, 2003, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in the net income, as all options granted under the plans had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                               Three months ended June 30,
                                                    2003         2002
                                               ---------------------------
Reported net income                          $     584,100     129,455

  Total stock-based employee compensation
    expense determined under fair value
    based method for all rewards, net of
    related tax effect                             (24,866)    (21,524)
                                                 =========    =========
  Pro forma net income                       $     559,234     107,931
                                                 =========    =========
  Earnings per common share:
    Reported net income per share-basic      $        0.11        0.02
    Pro forma net income per share-basic     $        0.10        0.02
    Reported net income per share-diluted    $        0.10        0.02
    Pro forma net income per share-diluted   $        0.10        0.02

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The following weighted-average assumptions were used in the model for the three months ended June 30, 2003 and 2002:
                                           Three months ended June 30,
                                                2003          2002
                                           ---------------------------
     Stock Option Plans
     Expected dividend yield                    1.6%          1.7%
     Risk-free interest rate                    1.0%          1.0%
     Expected volatility                       91.9%         92.6%
     Expected life                              8.34 years    8.93 years

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months Ended June 30, 2003 versus Three Months Ended
June 30, 2002

The Company's operating revenues for the first quarter ended June 30, 2003 were $5,659,915, compared to $3,855,318 reported in the same quarter last year, an increase of approximately 47%. Net income for the current quarter was $584,100, compared to $129,455, for the same quarter last year, an increase of approximately 351%. Basic earnings for the current period were $.11 per share and diluted earnings were $.10 per share compared to basic and diluted earnings of $.02 per share for the same quarter last year.

The Company completed its sixth straight quarter of increased earnings, which were generated primarily by higher revenues. The Company's manufacturing facilities are also operating efficiently, and the Company continues to remain debt-free, ending the quarter with $3,169,365 in cash.

The Company's commercial revenues for the quarter ended June 30, 2003, compared to the prior year's quarter, increased by $848,112, military revenues increased by $962,763 and royalty income was down $6,278.

The increase in commercial revenues was partially attributed to shipments of product to a major sprayer/washer manufacturer in the amount of $450,000, and the placement of approximately $145,000 of the Company's GFCI products in Home Depot and Fire Shield(R) Surge Strips in Wal-Mart. New accounts in the Recreational Vehicle, Brand Label and Commercial Distribution markets contributed to the remainder of the growth. The outlook for commercial revenues for the remainder of the fiscal year is positive.

Military revenues increased as a result of stronger direct military shipments of support parts for existing systems and control devices related to the Tactical Quiet Generator (TQG) programs. The Company expects military revenues to remain strong throughout the fiscal year.

The Company expects to make significant progress this year in marketing its Fire Shield products. Currently, the Company is shipping Fire Shield Power Surge Strips to approximately 620 Wal-Mart Stores, Inc., and the Company is pursuing opportunities to place like product in other major retailers. In addition, the Company expects Fire Shield licensed technology to generate royalties of approximately $50,000 for the year. The Company is also well-positioned to participate in the estimated $60 million annual market created by the 2002 National Electrical Code (NEC) and the Underwriters Laboratories (UL) requirement for cord fire protection on portable room air conditioners manufactured after August 1, 2004. The Company's Fire Shield LCDI power cords for this application have successfully completed the UL testing requirements for the new 1699 standard and are available for production. The Company's patented Fire Shield technology has numerous applications and represents the Company's most significant opportunity for growth.

The Company's gross profit margin on net sales was 34% for the current quarter and 32% for the same quarter last year reflecting improved manufacturing productivity and higher military sales as a percentage of total sales.

Selling, general and administrative expenses for the current quarter were $847,892, compared to $785,780 in the same quarter last year, an increase of approximately 8%, reflecting higher salary related expenses and insurance costs of $51,495 and $15,273, respectively, and a decrease in other expenses of $4,656. Selling expenses were $466,202 for the current quarter, compared to $459,927 the same quarter last year, an increase of approximately 1%. General and administrative expenses were $381,690, compared to $325,853 in the same quarter last year, an increase of approximately 17%.

Research, development and engineering expenses for the current quarter were $313,658, compared to $285,056 for the same quarter last year, an increase of approximately 10%. Salary related expenses increased by $20,290, and the Company's Underwriters Laboratories ("UL") fees increased by $23,722 as a result of the Company qualifying its Fire Shield Leakage Current Detection Interrupter ("LCDI") power supply cords with UL. As previously announced on July 10,2003, the Company's LCDIs have successfully completed the testing as required by the new UL 1699 standard, and these products are now available for initial production for portable air conditioners as required by the UL standard 484, effective August 2004. Other expenses were down $15,410.

Interest and sundry income, net of interest expense, was $1,989 for the current quarter, compared to $3,096 for the same quarter last year, reflecting little to no debt during each quarter.

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


Liquidity and Capital Resources

As of June 30, 2003, the Company's cash and cash equivalents increased to $3,169,365 from the March 31, 2003 total of $2,529,562. Cash provided by operating activities was $857,448, cash used in investing activities was $133,813 and cash used in financing activities was $83,832, giving a total increase of $639,803.

Cash provided by operating activities was primarily due to net income of $584,100, depreciation in the amount of $222,796, an increase in accounts payable and income taxes payable of $482,162 and $181,120, respectively, offset to some extent by an increase in accounts receivable and prepaid expenses of $214,155 and $265,727, respectively. The increase in accounts receivable and accounts payable was primarily the result of the Company's increased business. The increase in prepaid expenses was the result of up front payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurances.

Cash used in investing activities was related to purchases of capital equipment only. The Company's capital expenditures were $133,813 in the first quarter ended June 30, 2003 compared to $228,537 in the prior year's quarter. The decrease was due to the following capital expenditures which occurred in the prior year's quarter but not the current quarter: 1) the Company purchasing a 375 ton molding press to further vertically integrate its plastic parts requirements; and 2) the Company tooling for several new and existing products to be manufactured at the Company's contract manufacturer in China.

Cash used in financing activities was due to the Company's payment of its quarterly cash dividend in the amount of $83,832.

On November 12, 2002, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2004. Although the Company did not utilize its line of credit in the first quarter, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

The Company's working capital decreased by $579,122 to $9,452,202 at June 30, 2003, compared to $8,873,080 at March 31, 2003. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The Company's earnings before interest, income taxes and depreciation ("EBITD") was $1,003,307 for the first quarter ended June 30, 2003, compared to $429,167 for the prior year's quarter. The Company wishes to present its EBITD results as an indication of its liquidity and should not be interpreted as earnings. The chart below shows the reconciliation of EBITD to net earnings:

                           Three Months Ended
                               June 30

                            2003        2002
                         ----------  ----------

Net income              $   584,100 $   129,455
Interest expense                  -       1,153
Income taxes                196,411      60,851
Depreciation                222,796     237,708
                          ---------   ---------
  EBITD                 $ 1,003,307 $   429,167

The first quarter dividend of $.015 per share was be paid on July 25, 2003 to shareholders of record on June 30, 2003. The Company's annual dividend is $.06 per share.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 did not have a material effect on the Company's financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to require disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based compensation in the foreseeable future under the existing accounting literature and therefore this standard will not have a material impact on the Company's financial condition, results of operations or cash flows. Certain of the disclosure requirements are included in the notes to these condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation 46 - Consolidation of
Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition, results of operations or cash flows.


Item 3.  Quantitative and Qualitative Disclosure Regarding Market Risk

The Company had no derivative securities as of June 30, 2003.  The
Company's exposure to market risk for changes in interest rates would relate primarily to the Company's debt obligations due to its variable LIBOR Rate pricing; however, the Company has no debt obligations as of June 30, 2003.


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

Item 4. Controls and Procedures

The Company's management, including the Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.


Part II - Other Information

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company.

In November 2002, a civil complaint was filed against the Company and nine other defendants in the United States District Court in and for the District of Nevada. The complaint alleges infringement by each of the defendants of two patents registered in the name of the plaintiff, in the case of the Company arising out of its manufacture and sale of recreational vehicle voltage monitors and controllers, and seeks injunctive relief, an accounting of past profits generated from such sales, monetary damages and cost recoveries. The Company has filed a general denial of plaintiff's claims and management believes that the alleged infringement has not occurred. The Company is in the process of negotiating a settlement agreement for this matter, and the Company believes the settlement amount will have no material adverse effect upon the Company's consolidated financial position, liquidity or results of operations.

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


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



     August 14, 2003           /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)

                              CERTIFICATIONS PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

I, Robert S. Wiggins, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Technology Research
Corporation:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




      August 14, 2003         /s/ Robert S. Wiggins
___________________________   __________________________________
          Date                Robert S. Wiggins
                              Chairman of the Board and
                              Chief Executive Officer


CERTIFICATION
-------------

I, Scott J. Loucks, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Technology Research
Corporation:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




     August 14, 2003          /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)