Form 10QSB
period 2003-09-30
TECHNOLOGY RESEARCH CORP
filed 2003-11-14
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2003

Commission File Number:  0-13763



                        TECHNOLOGY RESEARCH CORPORATION
       (Exact name of small business issuer as specified in its charter)


          Florida                                                 59-2095002
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No,)


5250 140th Avenue North, Clearwater, Florida                           33760
(Address of principal executive offices)                           (Zip Code)



Issuer's telephone number, including area code  (727) 535-0572

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                              Outstanding at October 31, 2003
Common stock, $.51 par value                            5,615,993


Transitional Small Business Disclose Format(Check one): Yes [ ] No [X]












                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
     - September 30, 2003 and March 31, 2003............................. 1

Condensed Consolidated Statements of Operations (unaudited)
     - Three months and Six months ended
       September 30, 2003 and September 30, 2002......................... 2

Condensed Consolidated Statements of Cash Flows (unaudited)
     - Six months ended September 30, 2003 and September 30, 2002........ 3

Notes to Condensed Consolidated Financial Statements (unaudited)......... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 7


Item 3 - Controls and Procedures........................................ 13


Part II - Other Information


Item 1 - Legal Proceedings.............................................. 13

Item 2 - Changes in Securities.......................................... 13

Item 3 - Defaults Upon Senior Securities................................ 13

Item 4 - Submission of Matters to a Vote of Security Holders............ 14

Item 5 - Other Information.............................................. 14

Item 6 - Exhibits and Reports on Form 8-K............................... 15


Signatures.............................................................. 15

Certifications.......................................................... 16













PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                               September 30     March 31
                                                    2003          2003
                                                -----------    ---------
                 ASSETS

Current assets:
  Cash and cash equivalents                  $   3,272,492     2,529,562
  Accounts receivable, net                       4,191,200     2,772,825
  Inventories:
    Raw material                                 3,047,557     3,020,076
    Work in process                                336,042       265,645
    Finished goods                               1,341,146     1,378,155
                                                ----------    ----------
      Total inventories                          4,724,745     4,663,876
  Prepaid expenses                                 263,411       122,323
  Deferred income taxes                            288,708       288,708
  Income taxes receivable                                -        19,766
                                                ----------    ----------
      Total current assets                      12,740,556    10,397,060
                                                ----------    ----------
Property, plant, and equipment                   9,990,345     9,777,497
  Less accumulated depreciation                  6,820,436     6,391,480
                                                ----------    ----------
      Net property, plant, and equipment         3,169,909     3,386,017
                                                ----------    ----------
Other assets                                       105,904        52,612
                                                ----------    ----------
                                              $ 16,016,369    13,835,689
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   1,251,110     1,052,817
  Accrued expenses                                 319,562       363,857
  Dividends payable                                 97,438        96,781
  Income taxes payable                             559,261             -
  Deferred income                                   10,525        10,525
                                                ----------    ----------
     Total current liabilities                   2,237,896     1,523,980
Deferred income - long term                         34,213        39,475
Noncurrent deferred income taxes                   191,129       195,604
                                                ----------    ----------
     Total liabilities                           2,463,238     1,759,059
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,875,121     2,785,554
  Additional paid-in capital                     7,703,103     7,528,194
  Retained earnings                              3,015,052     1,803,027
                                                ----------    ----------
                                                13,593,276    12,116,775
  Treasury stock                                   (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 13,553,131    12,076,630
                                                ----------    ----------

                                              $ 16,016,369    13,835,689
                                                ==========    ==========



See accompanying notes to condensed consolidated financial statements.



























                                  - 1 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                  Three Months Ended       Six Months Ended
                                     September 30            September 30

                                   2003        2002        2003        2002
                                ----------  ----------  ----------  ----------
Operating revenues:

  Net sales                  $   6,170,641   3,904,857  11,819,296   7,742,637
  Royalties                         42,013      63,959      53,273     81,497
                                ----------  ----------  ----------  ----------
                                 6,212,654   3,968,816  11,872,569   7,824,134
                                ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                  3,721,155   2,592,708   7,440,999   5,189,980
  Selling, general, and
           administrative        1,005,558     756,205   1,853,450   1,541,985
  Research, development and
            engineering            322,774     315,213     636,432     600,269
                                 ----------  ----------  ----------  ----------
                                 5,049,487   3,664,126   9,930,881   7,332,234
                                ----------  ----------  ----------  ----------
    Operating income             1,163,167     304,690   1,941,688     491,900
                                 ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income         3,034         927       5,024       5,079
  Interest expense                       -           -           -      (1,153)
  Loss on disposal of assets             -    (10,766)           -     (10,669)
                                ----------  ----------  ----------  ----------
                                     3,034      (9,839)      5,024      (6,743)
                                ----------  ----------  ----------  ----------
    Earnings before income taxes 1,166,201     294,851   1,946,712     485,157
Income taxes                       372,341      88,720     568,752     149,571
                                ----------  ----------  ----------  ----------
       Net earnings          $     793,860     206,131   1,377,960     335,586
                                ==========  ==========  ==========  ==========
Basic earnings per share     $        0.14        0.04        0.25        0.06
                                ==========  ==========  ==========  ==========
Weighted average number of
  Common shares outstanding      5,529,811   5,437,497   5,493,301   5,437,497
                                ==========  ==========  ==========  ==========
Diluted earnings per share   $        0.14        0.04        0.24        0.06
                                ==========  ==========  ==========  ==========
Weighted average number of
  common and equivalent shares
  outstanding                    5,750,059   5,449,788   5,649,791   5,453,601
                                ==========  ==========  ==========  ==========

Dividends paid per share     $       0.015        0.01        0.03        0.02
                                ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.




                                  - 2 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                           Six Months Ended
                                                             September 30

                                                           2003        2002
                                                        ----------  ----------
Cash flows from operating activities:

  Net earnings                                       $   1,377,960     335,586

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                         428,956     464,730
      Loss on disposal of assets                                 -      10,669
      Decrease (increase) in accounts receivable, net   (1,418,375)    247,892
      Decrease in income taxes receivable                   19,766           -
      Increase in inventories                              (60,869)   (170,251)
      Increase in prepaid expenses                        (141,088)   (164,415)
      Decrease (increase) in deferred income taxes, net     (4,475)    128,213
      Decrease (increase) in other assets                  (53,292)      8,309
      Increase (decrease) in accounts payable              198,293     (39,808)
      Increase (decrease) in accrued expenses              (44,295)     23,119
      Increase in income taxes payable                     559,261      21,358
      Decrease in deferred income                           (5,262)          -
                                                        ----------  ----------
        Net cash provided by operating activities          856,580     865,402
                                                        ----------  ----------
Cash flows from investing activities:
  Capital expenditures                                    (212,848)   (347,688)
                                                        ----------  ----------
        Net cash used in investing activities             (212,848)   (347,688)
                                                        ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt                           -    (500,000)
  Proceeds from exercise of stock options                  264,476           -
  Dividends paid                                          (165,278)   (108,376)
                                                        ----------  ----------
        Net cash provided by (used in)
            financing activities                            99,198    (608,376)
                                                        ----------  ----------
Increase (decrease) in cash and cash equivalents           742,930     (90,662)

Cash and cash equivalents at beginning of period         2,529,562   1,163,099
                                                        ----------  ----------
Cash and cash equivalents at end of period           $   3,272,492   1,072,437
                                                        ==========  ==========


See accompanying notes to condensed consolidated financial statements.







                                  - 3 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                     September 30, 2003 and March 31, 2003

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim period. These statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2003.

The results of operations for the six-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The table below reconciles the calculation of the diluted and basic earnings per share:
                                    Three months ended        Six months ended
                                      September 30,             September 30,
                                    2003       2002           2003       2002
                                 --------------------      --------------------
   Net earnings                 $  793,860    206,131     $1,377,960    335,586
                                 =========  =========      =========  =========
   Weighted average shares
     outstanding - basic         5,529,811  5,437,497      5,493,301  5,437,497
   Dilutive common shares
     issuable upon exercise
     of stock options              220,248     12,291        156,490     16,104
                                 ---------  ---------      ---------  ---------
   Weighted average shares
     outstanding - diluted       5,750,059  5,449,788      5,649,791  5,453,601
                                 =========  =========      =========  =========
Earnings per common share:
Basic                           $     0.14       0.04     $     0.25       0.06
Diluted                         $     0.14       0.04     $     0.24       0.06
                                 =========  =========      =========  =========

For the three-month and six-month periods ended September 30, 2003, options to purchase zero and 250,000 shares, respectively, of common stock were considered anti-dilutive for the purposes of calculating earnings per share. For the three-month and six-month periods ended September 30, 2002, options to purchase 534,750 shares and 387,250 shares, respectively, of common stock were considered anti-dilutive for purposes of calculating earnings per share.

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

4. In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting certain characteristics be initially recorded as a liability at fair value, in contrast to FASB No. 5 which requires recording a liability only when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material Effect on the Company's financial condition, results of operations or cash flows.

5. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to require disclosures related to stock-based compensation included in condensed financial statements for interim periods after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based compensation in the foreseeable future under the existing accounting literature and therefore this standard will not have a material impact on the Company's financial condition, results of operations or cash flows. Certain of the disclosure requirements are included in the notes to these condensed consolidated financial statements.

6. In January 2003, the FASB issued Interpretation 46 - Consolidation of Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period ending after December 15, 2003. The application of this Interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

7. In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial condition, results of operations or cash flows.

8. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of SFAS No. 150 will have a material effect on the Company's financial condition, results of operations or cash flows.

9. At June 30, 2003, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in the net earnings, as all options granted under the plans had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                   Three months ended      Six months ended
                                      September 30,           September 30,
                                    2003       2002         2003      2002
                                 --------------------    -------------------
  Net earnings                  $  793,860    206,131   $1,377,960   335,586
  Total stock-based employee compensation
    expense determined under fair value
    based method for all rewards, net of
    related tax effect              (24,866)   (21,524)     (49,732)   (43,047)
                                  ---------  ---------    ---------  ---------
  Pro forma net earnings         $  768,994    184,607   $1,328,228    292,539
                                  =========  =========    =========  =========
  Earnings per common share:
    Reported earnings
         per share-basic         $     0.14       0.04         0.25       0.06
    Pro forma earnings
         per share-basic         $     0.14       0.03         0.24       0.05
    Reported earnings
         per share-diluted       $     0.14       0.04         0.24       0.06
    Pro forma earnings
         per share-diluted       $     0.13       0.03         0.24       0.05

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The following weighted-average assumptions were used in the model for the three and six months ended September 30, 2003 and 2002, respectively: 1.6% dividend yield; risk-free interest rate of 1.0%; expected volatility of 91.9% to 92.6%; and expected holding period of eight years.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months and Six Months Ended September 30, 2003 versus September 30, 2002

The Company's operating revenues for the second quarter ended September 30, 2003 were $6,212,654, compared to $3,968,816 reported in the same quarter last year, an increase of approximately 57%. Net earnings for the current quarter was $793,860, compared to $206,131, for the same quarter last year, an increase of approximately 285%. Basic and diluted earnings for the current period were $0.14 per share compared to $0.04 per share for the same quarter last year.

The Company's operating revenues for the six-month period ended September 30, 2003 were $11,872,569, compared to $7,824,134 reported in the same period of the prior year, an increase of approximately 52%. Net earnings for the six-month period was $1,377,960, compared to $335,586, for the same period in the prior year, an increase of approximately 311%. Basic earnings were $0.25 per share and diluted earnings were $0.24 per share for the six-month period compared to basic and diluted earnings of $0.06 per share for the same period last year.

Earnings rose for the three-month and six-month periods ended
September 30, 2003, compared to the prior year's periods, as a result of increased sales, product mix and improved manufacturing productivity.

Commercial sales increased by $1,677,261, military sales improved by $2,399,398 and royalty income was down by $28,224 for the six-month period ended September 30, 2003, compared to the prior year's period. The increase in commercial revenues was partially attributed to shipments of product in the amount of $450,000 to a major sprayer/washer manufacturer in the first quarter, and shipments of approximately $597,000 of the Company's Fire Shield(R) extension cords in Home Depot and Fire Shield(R) Surge Strips in Wal-Mart throughout the first and second quarters. New accounts in the Recreational Vehicle, Brand Label and Commercial Distribution markets contributed to the remainder of the growth. Military revenues were unusually strong due to direct military shipments of support parts for existing systems and control devices related to the Tactical Quiet Generator
(TQG) programs. The increase in direct military shipments is primarily the result of current U.S. military activity.

The Company is making significant progress this year in marketing its Fire Shield(R) brand name. As noted above, the Company shipped approximately $600,000, or 5% of sales, of Fire Shield(R) products to two major retailers in the first two quarters, and the Company is pursuing other like opportunities. In addition, the Company received approximately $36,000 in royalties in the second quarter related to Fire Shield(R) licensed technology. The Company's patented Fire Shield(R) technology has numerous applications and represents the Company's most significant opportunity for growth. For example, the Company is well-positioned to participate in the estimated $60 million annual market created by the 2002 National Electrical Code (NEC) and the Underwriters Laboratories (UL) currently scheduled requirement for cord fire protection on portable room air conditioners which are manufactured after August 1, 2004. The Company's Fire Shield(R) LCDI power cords for this application have successfully completed the UL testing requirements for the new 1699 standard and are available for production.

The Company's gross profit margin on net sales was approximately 40% for the current quarter and approximately 37% for the six-month period ended September 30, 2003, compared to 34% and 33% for the same periods last year. The improvement in gross profit margins was the result of product mix plus productivity improvements in manufacturing.

Selling, general and administrative expenses were $1,005,558 for the current quarter and $1,853,450 for the six-month period ended September 30, 2003, compared to $756,205 and $1,541,985 for the same periods in the prior year, an increase of 33% and 20%, respectively. The increase in expenses for the six-month period was generally due to increase personnel and business related activities to support the Company's expanding business. Specifically, salary related expenses increased by $176,919, advertising costs by $40,777, professional fees by $32,681, general insurance expense by $26,976, outside sales commissions by $26,623 and other expenses by $7,489. Selling expenses were $587,129 for the current quarter and $1,053,331 for the six-month period ended September 30, 2003, compared to $432,740 and $892,667 for the same periods in the prior year, an increase of approximately 36% and 18%, respectively. General and administrative expenses were $418,429 for the current quarter and $800,119 for the six-month period ended September 30, 2003, compared to $323,465 and $649,318 for the same periods in the prior year, an increase of approximately 29% and 23%, respectively.

Research, development and engineering expenses were $322,774 for the current quarter and $636,432 for the six-month period ended September 30, 2003, compared to $315,213 and $600,269 for the same periods in the prior year, an increase of approximately 2% and 6%, respectively. The increase was primarily related to an increased number of engineering personnel.

Interest and sundry income, net of interest expense, for the current quarter was $3,034 and $5,024 for the six-month period ended September 30, 2003, compared to $927 and 3,926 for the same periods in the prior year, reflecting no debt and interest income on increased cash balances.

In accordance with SFAS 109, "Accounting for Income Taxes", the Company does not record deferred income taxes on the undistributed earnings of its foreign subsidiary, as it is management's intention to permanently reinvest these earnings outside of the U.S. Accordingly, as the Company's Honduras subsidiary was profitable, this has a favorable impact on the Company's overall effective income tax rate. Should circumstances change, and it becomes necessary to repatriate these undistributed earnings, the Company will record U.S. income taxes associated with these amounts in the period in which any such change in facts and circumstances occurs. Conversely, as the Company's mix of profits between domestic and international change, this will effect the Company's overall effective tax rate.


Liquidity and Capital Resources

As of September 30, 2003, the Company's cash and cash equivalents increased to $3,272,492 from the March 31, 2003 total of $2,529,562. Cash provided by operating activities was $856,580, cash used in investing activities was $212,848 and cash provided by financing activities was $99,198, giving a total increase of $742,930 for the six-month period ended September 30, 2003.

Cash provided by operating activities was primarily due to earnings of $1,377,960, depreciation in the amount of $428,956, an increase in accounts payable and income taxes payable of $198,293 and $559,261, respectively, offset to some extent by an increase in accounts receivable and prepaid expenses of $1,418,375 and $141,088, respectively. The increase in accounts receivable and accounts payable was primarily the result of the Company's increased business. The increase in prepaid expenses was the result of up front payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurances. Income taxes payable increased as a result of the Company's increased earnings for the current year while remittance of estimated payments are based on prior year's tax obligation.

Cash used in investing activities was related to purchases of capital equipment only. The Company's capital expenditures were $212,848 for the six-month period ended September 30, 2003 compared to $347,688 in the prior year. The decrease was due to the following capital expenditures which occurred in the prior year's six-month period ended September 30 but not the current six-month period ended September 30: 1) the Company purchasing a 375 ton molding press to further vertically integrate its plastic parts requirements; and 2) the Company tooling for several new and existing products to be manufactured at the Company's contract manufacturer in China.

Cash provided by financing activities was due to proceeds from exercises of stock options in the amount of $264,476, offset to some extent by the Company's payment of cash dividends in the amount of $165,278.

On November 12, 2003, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2005. Although the Company did not utilize its line of credit in the second quarter, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

The Company's working capital increased by $1,629,580 to $10,502,660 at September 30, 2003, compared to $8,873,080 at March 31, 2003. The Company believes cash flow from operations, the available bank line and current cash and cash equivalents position will be sufficient to meet its working capital requirements for the next twelve months.

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $1,372,362 for the three-month period and $2,375,668 for the six-month period ended September 30, 2003, compared to $521,685 for the three-month period and $951,040 for the six-month period ended September 30, 2002. The chart below shows the reconciliation of EBITDA to net earnings:
                           Three Months Ended       Six Months Ended
                              September 30            September 30
                            2003        2002        2003        2002
                        ----------  ----------  ----------  ----------

Net earnings            $  793,860     206,131   1,377,960    $335,586
Interest expense                 -           -           -       1,153
Income tax expense         372,341      88,720     568,752     149,571
Depreciation expense       206,161     226,834     428,956     464,730
Amortization expense             -           -           -           -
                        ----------  ----------  ----------  ----------
   EBITDA               $1,372,362     521,685   2,375,668    $951,040
                         =========     =======   =========     =======

The record date for the Company's second fiscal quarter dividend of $.015 per share was September 30, 2003, and the Company paid that dividend on October 24, 2003. The Company's annual dividend is expected to be $.06 per share.


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

In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting certain characteristics be initially recorded as a liability at fair value, in contrast to FASB No. 5 which requires recording a liability only when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material Effect on the Company's financial condition, results of operations or cash Flows.

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

In January 2003, the FASB issued Interpretation 46 - Consolidation of
Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period ending after December 15, 2003. The application of this Interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of SFAS No. 150 will have a material effect on the Company's financial condition, results of operations or cash flows.


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

Item 3. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the quarter covered by this report that have materially effected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company.

In November 2002, a civil complaint was filed against the Company and eight other defendants in the United States District Court in and for the District of Nevada. The complaint alleges infringement by each of the defendants of two patents registered in the name of the plaintiff, in the case of the Company arising out of its manufacture and sale of recreational vehicle voltage monitors and controllers, and seeks injunctive relief, an accounting of past profits generated from such sales, monetary damages and cost recoveries.
The Company filed a general denial of plaintiff's claims alleging that no infringement occurred. On October 10, 2003, the Company settled the matter on terms acceptable to all parties, which will have no material adverse effect upon the Company's consolidated financial position, liquidity or results of operations.


Item 2.  Changes in Securities

Not Applicable.


Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on August 21, 2003, the shareholders:

     1. Elected eight members of the Board of Directors to a one-year term of office.

                                  VOTES FOR   VOTES WITHHELD
                                  ---------   --------------
         Robert S. Wiggins        4,920,810         292,341
         Jerry T. Kendall         4,918,311         294,840
         Raymond H. Legatti       4,920,504         292,647
         Raymond B. Wood          4,920,176         292,975
         Gerry Chastelet          4,928,305         284,846
         Edmund F. Murphy, Jr.    4,810,371         402,780
         Jack S. Painter, Jr.     4,928,345         284,806
         Martin L. Poad           4,928,345         284,806

     2. Ratified the selection by the Company's Board of Directors of KPMG LLP, as independent auditors of the Company for its fiscal year ending March 31, 2004.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To ratify auditors       5,189,454          17,145             6,552

     3. Increased by 300,000 the number of shares to be reserved for future issuance under the Technology Research Corporation 2000 Long Term Incentive Plan.

                                  VOTES FOR   VOTES AGAINST   VOTES ABSTAINED
                                  ---------   -------------   ---------------
         To ratify increase       2,319,461         393,545            17,430


Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter covered by this Report.

(a)  Exhibits:

     Exhibit 32.1  The Chief Executive Officer's certification required under
                   Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2  The Chief Financial Officer's certification required under
                   Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     Form 8-K dated October 22, 2003 reported under "Item 12. Results of Operations and Financial Condition" that the Company issued a press release describing its results of operations for the second quarter ended September 30, 2003 and attached such press release. This information is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any Securities Act registration statements.

                ___________________________________________


                                SIGNATURES


In accordane with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    November 14, 2003         /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial and accounting Officer)

                              CERTIFICATIONS PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

I, Robert S. Wiggins, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Technology Research
Corporation:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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




    November 14, 2003         /s/ Robert S. Wiggins
___________________________   __________________________________
          Date                Robert S. Wiggins
                              Chairman of the Board and
                              Chief Executive Officer


CERTIFICATION
-------------

I, Scott J. Loucks, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Technology Research
Corporation:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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




    November 14, 2003         /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial and accounting Officer)