Form 10QSB
period 2003-12-31
TECHNOLOGY RESEARCH CORP
filed 2004-02-12
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                              Outstanding at January 31, 2004
Common stock, $.51 par value                            5,710,591


Transitional Small Business Disclose Format(Check one): Yes [ ] No [X]












                     TECHNOLOGY RESEARCH CORPORATION

                                 INDEX


Part I - Financial Information                                          Page

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (unaudited)
     - December 31, 2003 and March 31, 2003.............................. 1

Condensed Consolidated Statements of Operations (unaudited)
     - Three months and Nine months ended
       December 31, 2003 and December 31, 2002........................... 2

Condensed Consolidated Statements of Cash Flows (unaudited)
     - Nine months ended December 31, 2003 and December 31, 2002......... 3

Notes to Condensed Consolidated Financial Statements (unaudited)......... 4

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 7


Item 3 - Controls and Procedures........................................ 14


Part II - Other Information


Item 1 - Legal Proceedings.............................................. 14

Item 2 - Changes in Securities.......................................... 14

Item 3 - Defaults Upon Senior Securities................................ 14

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

Certifications.......................................................... 16













PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                               December 31,     March 31,
                                                    2003          2003
                                                -----------    ---------
                 ASSETS

Current assets:
  Cash and cash equivalents                  $   5,195,426     2,529,562
  Accounts receivable, net                       3,042,386     2,772,825
  Inventories:
    Raw material                                 2,850,460     3,020,076
    Work in process                                509,405       265,645
    Finished goods                               1,563,909     1,378,155
                                                ----------    ----------
      Total inventories                          4,923,774     4,663,876
  Prepaid expenses                                 150,987       122,323
  Deferred income taxes                            251,399       288,708
  Income taxes receivable                                -        19,766
                                                ----------    ----------
      Total current assets                      13,563,972    10,397,060
                                                ----------    ----------
Property, plant, and equipment                  10,146,960     9,777,497
  Less accumulated depreciation                  7,014,971     6,391,480
                                                ----------    ----------
      Net property, plant, and equipment         3,131,989     3,386,017
                                                ----------    ----------
Other assets                                        88,233        52,612
                                                ----------    ----------
                                              $ 16,784,194    13,835,689
                                                ==========    ==========























        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   1,070,691     1,052,817
  Accrued expenses                                 327,977       363,857
  Dividends payable                                 98,892        96,781
  Income taxes payable                             693,389             -
  Deferred income                                   10,525        10,525
                                                ----------    ----------
     Total current liabilities                   2,201,474     1,523,980
Deferred income - long term                         31,582        39,475
Noncurrent deferred income taxes                   218,246       195,604
                                                ----------    ----------
     Total liabilities                           2,451,302     1,759,059
                                                ----------    ----------
Stockholders' equity:
  Common stock                                   2,920,563     2,785,554
  Additional paid-in capital                     7,842,556     7,528,194
  Retained earnings                              3,609,918     1,803,027
                                                ----------    ----------
                                                14,373,037    12,116,775
  Treasury stock                                   (40,145)      (40,145)
                                                ----------    ----------
     Total stockholders' equity                 14,332,892    12,076,630
                                                ----------    ----------

                                              $ 16,784,194    13,835,689
                                                ==========    ==========



See accompanying notes to condensed consolidated financial statements.



























                                  - 1 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                  Three Months Ended      Nine Months Ended
                                     December 31,           December 31,
                                ----------------------  ----------------------
                                   2003        2002        2003        2002
                                ----------  ----------  ----------  ----------
Operating revenues:
  Net sales                  $   5,772,339   4,557,732  17,591,635  12,300,369
  Royalties                         33,217      24,552      86,490     106,049
                                ----------  ----------  ----------  ----------
                                 5,805,556   4,582,284  17,678,125  12,406,418
                                ----------  ----------  ----------  ----------
Operating expenses:
  Cost of sales                  3,437,637   3,066,482  10,878,635   8,256,462
  Selling, general, and
           administrative        1,109,686     741,506   2,963,136   2,283,489
  Research, development and
            engineering            323,173     309,182     959,605     909,453
                                ----------  ----------  ----------  ----------
                                 4,870,496   4,117,170  14,801,376  11,449,404
                                ----------  ----------  ----------  ----------
    Operating income               935,060     465,114   2,876,749     957,014
                                ----------  ----------  ----------  ----------
Other income (deductions):
  Interest and sundry income         4,564       1,553       9,587       6,668
  Interest expense                       -           -           -      (1,153)
  Loss on disposal of asset           (148)    (24,032)       (148)    (34,737)
                                ----------  ----------  ----------  ----------
                                     4,416     (22,479)      9,439     (29,222)
                                ----------  ----------  ----------  ----------
    Income before income taxes     939,476     442,635   2,886,188     927,792

Income tax expense                 259,088     130,672     827,840     280,243
                                ----------  ----------  ----------  ----------
       Net income            $     680,388     311,963   2,058,348     647,549
                                ==========  ==========  ==========  ==========
Basic earnings per share     $        0.12        0.06        0.37        0.12
                                ==========  ==========  ===========  =========
Weighted average number of
  Common shares outstanding      5,664,032   5,438,215   5,549,324   5,437,784
                                ==========  ==========  ==========  ==========
Diluted earnings per share   $        0.11        0.06        0.36        0.12
                                ==========  ==========  ===========  =========
Weighted average number of
  common and equivalent
  shares outstanding             5,974,485   5,449,051   5,763,281   5,453,231
                                ==========  ==========  ==========  ==========

Dividends paid               $       0.015        0.01       0.045        0.03
                                ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.




                                  - 2 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Nine Months Ended
                                                             December 31,
                                                        ----------------------
                                                           2003        2002
                                                        ----------  ----------
Cash flows from operating activities:

  Net income                                        $   2,058,348      647,549

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                        623,930      657,412
      Loss on disposal of assets                              148       34,737
      Decrease (increase) in accounts receivable         (269,561)     (91,984)
      Decrease in inventories                            (259,898)     208,857
      Decrease (increase) in prepaid expenses             (28,664)     (86,751)
      Decrease in income taxes receivable                  19,766            -
      Change in deferred income taxes                      59,951      192,266
      Decrease (increase) in other assets                 (35,621)      18,320
      Increase (decrease) in accounts payable              17,874      144,271
      Increase (decrease) in accrued expenses             (35,880)      11,599
      Increase in income taxes payable                    693,389       41,619
      Decrease in deferred income                          (7,893)           -
                                                       ----------    ----------
        Net cash provided by operating activities       2,835,889    1,777,895
                                                       ----------    ----------
Cash flows from investing activities:
  Capital expenditures                                   (370,050)    (518,252)
                                                       ----------    ----------
        Net cash used in investing activities            (370,050)    (518,252)
                                                       ----------    ----------

Cash flows from financing activities:
  Net payments of long-term debt                                -     (500,000)
  Proceeds from exercise of stock options                 449,371        3,188
  Dividends paid                                         (249,346)    (162,566)
                                                       ----------    ----------
        Net cash provided by (used in)
            financing activities                          200,025     (659,378)
                                                       ----------    ----------
Increase in cash and cash equivalents                   2,665,864      600,265

Cash and cash equivalents at beginning of period        2,529,562    1,163,099
                                                       ----------    ----------
Cash and cash equivalents at end of period          $   5,195,426    1,763,364
                                                       ==========    ==========

Supplemental cash flow information:
  Cash paid for interest                            $           -        1,153
                                                        =========     =========
  Cash paid (received) for income taxes             $      54,734       46,358
                                                        =========     =========

See accompanying notes to condensed consolidated financial statements.

                                  - 3 -
                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                     December 31, 2003 and March 31, 2003

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

The results of operations for the nine-month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The table below reconciles the calculation of the diluted and basic earnings per share:
                                   Three months ended         Nine months ended
                                      December 31,              December 31,
                                 --------------------      --------------------
                                    2003       2002           2003       2002
                                 --------------------      --------------------
   Net earnings                 $  680,388    311,963     $2,058,348    647,549
                                 =========  =========      =========  =========
   Weighted average shares
     outstanding - basic         5,664,032  5,438,215      5,549,324  5,437,784
   Dilutive common shares
     issuable upon exercise
     of stock options              310,453     10,836        213,957     15,447
                                 ---------  ---------      ---------  ---------
   Weighted average shares
     outstanding - diluted       5,974,485  5,449,051      5,763,281  5,453,231
                                 =========  =========      =========  =========
Earnings per common share:
Basic                           $     0.12       0.06     $     0.37       0.12
Diluted                         $     0.11       0.06     $     0.36       0.12
                                 =========  =========      =========  =========

For the three-month and nine-month periods ended December 31, 2003, no shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share. For the three-month and nine-month periods ended December 31, 2002, options to purchase 544,750 shares and 397,250 shares, respectively, of common stock were considered anti-dilutive for purposes of calculating earnings per share.
                                  - 4 -

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

9. At December 31, 2003, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in the net earnings, as all options granted under the plans had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                   Three months ended      Nine months ended
                                      December 31,            December 31,
                                 --------------------    -------------------
                                    2003       2002         2003      2002
                                 --------------------    -------------------
   Net earnings                 $  680,388    311,963   $2,058,348   647,549
  Total stock-based employee compensation
    expense determined under fair value
    based method for all rewards, net of
    related tax effect              (22,336)   (19,509)     (67,007)   (58,527)
                                  ---------  ---------    ---------  ---------
  Pro forma net earnings         $  658,052    292,454   $1,991,341    589,022
                                  =========  =========    =========  =========
  Earnings per common share:
    Reported earnings
         per share-basic         $     0.12       0.06         0.37       0.12
    Pro forma earnings
         per share-basic         $     0.12       0.05         0.36       0.11
    Reported earnings
         per share-diluted       $     0.11       0.06         0.36       0.12
    Pro forma earnings
         per share-diluted       $     0.11       0.05         0.35       0.11

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The following weighted-average assumptions were used in the model for the three and nine months ended
December 31, 2003 and 2002, respectively: 1.6% to 1.7% dividend yield; risk-free interest rate of 1.0%; expected volatility of 91.9% to 92.6%; and expected holding period of eight to nine years.


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

Excess and Obsolete Inventory Reserves. The Company's condensed consolidated financial statements include an estimate associated with reserves with respect to inventory. Various assumptions and other factors underlie the determination of this estimate. The process of determining this estimate is fact specific and takes into account primarily historical experience and expected economic conditions. The Company evaluates this estimate on a monthly basis and makes adjustments each quarter where facts and circumstances dictate. The Company evaluates all inventory which has not had activity for twelve months. As of December 31, 2003, the Company's inventory reserve was $452,610 or approximately 8% of total inventory.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                               Operating Results

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Current Three Months and Nine Months Ended December 31, 2003 versus December 31, 2002

The Company's operating revenues for the third quarter ended December 31, 2003 were $5,805,556, compared to $4,582,284 reported in the same quarter last year, an increase of 27% with military revenues increasing by $958,773, commercial revenues by $255,834 and royalty income by $8,665. Net income for the current quarter was $680,388, compared to $311,963, for the same quarter last year, an increase of 118%. Basic earnings were $.12 per share and diluted earnings were $.11 per share for the current quarter compared to basic and diluted earnings of $.06 per share for the same quarter last year. The Company recorded expenses of $137,923 in the quarter for new account setup and the promotion of its Fire Shield(R) products in retail stores. In addition, the Company recorded a non-recurring expense of approximately $75,000 due to a change in its severance policy at its Honduran subsidiary during the quarter.

The Company's operating revenues for the nine-month period ended December 31, 2003 were $17,678,125, compared to $12,406,418 reported in the same period of the prior year, an increase of 42%. Net income for the nine-month period was $2,058,348, compared to $647,549, for the same period in the prior year, an increase of 218%. Basic earnings were $.37 per share and diluted earnings were $.36 per share for the nine-month period compared to basic and diluted earnings of $.12 per share for the same period of the prior year.

For the nine-month period ended December 31, 2003, commercial revenues increased by $1,933,095, military revenues improved by $3,358,171 and royalty income was down by $19,559 compared to the same period of the prior year. The increase in commercial revenues was primarily attributed to product sales of $1,008,831 into retail stores and $450,000 to a major sprayer/washer manufacturer. New accounts in the Recreational Vehicle, Brand Label and Commercial Distribution markets contributed to the remainder of the growth. Military revenues continue to be strong due to direct military shipments of support parts for existing systems and control devices related to the Tactical Quiet Generator (TQG) programs. The increase in direct military shipments is primarily the result of current U.S. military activity.

The Company continues to make progress in establishing its Fire Shield(R) brand name. Fire Shield(R) product sales were $750,957, or 8.3% of commercial sales, for the nine-month period. In addition, the Company recorded royalty income of $67,536 for the nine-month period from Applica Inc., a licensee that incorporates a Fire Shield(R) cord set on its line of Black & Decker(R) portable heaters. The Company's patented Fire Shield(R) technology has numerous applications and represents a significant opportunity for growth. One example is that the Company is well-positioned to participate in the estimated $60 million annual market created by the 2002 National Electrical Code (NEC) and the Underwriters Laboratories (UL) currently scheduled requirement for cord fire protection on portable room air conditioners which are manufactured after August 1, 2004. The Company's products are currently under evaluation by a number of room air conditioner manufacturers.

The Company's gross profit margin on net sales was approximately 40% for the current quarter and approximately 38% for the nine-month period ended September 30, 2003, compared to 33% for the same periods last year. The improvement in gross profit margins was the result of product mix plus productivity improvements in manufacturing.

Selling, general and administrative expenses were $1,109,686 for the current quarter and $2,963,136 for the nine-month period ended December 31, 2003, compared to $741,506 and $2,283,489 for the same periods in the prior year, an increase of 50% and 30%, respectively. The increase in expenses for the nine-month period was generally due to increased personnel and business related activities to support the Company's expanding business. Specifically, salary related expenses increased by $176,919, advertising costs by $40,777, professional fees by $32,681, general insurance expense by $26,976, outside sales commissions by $26,623 and other expenses by $7,489. Selling expenses were $662,933 for the current quarter and $1,716,263 for the nine-month period ended December 31, 2003, compared to $435,307 and $1,327,972 for the same periods in the prior year, an increase of approximately 52% and 29%, respectively. General and administrative expenses were $446,753 for the current quarter and $1,246,873 for the nine-month period ended December 31, 2003, compared to $306,199 and $955,517 for the same periods in the prior year, an increase of approximately 46% and 30%, respectively.

Research, development and engineering expenses were $323,173 for the current quarter and $959,605 for the nine-month period ended December 31, 2003, compared to $309,182 and $909,453 for the same periods in the prior year, an increase of approximately 5% and 6%, respectively. The increase was primarily related to an increased number of engineering personnel.

Interest and sundry income, net of interest expense, for the current quarter was $4,564 and $9,587 for the nine-month period ended December 31, 2003, compared to $1,553 and $5,515 for the same periods in the prior year, reflecting no debt and interest income on increased cash balances.

In accordance with SFAS 109, "Accounting for Income Taxes", the Company does not record deferred income taxes on the undistributed earnings of its foreign subsidiary, as it is management's intention to permanently reinvest these earnings outside of the U.S. Accordingly, as the Company's Honduras subsidiary was profitable, this has a favorable impact on the Company's overall effective income tax rate. Should circumstances change, and it becomes necessary to repatriate these undistributed earnings, the Company will record U.S. income taxes associated with these amounts in the period in which any such change in facts and circumstances occurs. Conversely, as the Company's mix of profits between domestic and international change, this will affect the Company's overall effective tax rate.


Liquidity and Capital Resources

As of December 31, 2003, the Company's cash and cash equivalents increased to $5,195,426 from the March 31, 2003 total of $2,529,562. Cash provided by operating activities was $2,835,889, cash used in investing activities was $370,050 and cash provided by financing activities was $200,025, giving a total increase of $2,665,864 for the nine-month period ended December 31, 2003.

Cash provided by operating activities was primarily due to earnings of $2,058,348, depreciation in the amount of $623,930, an increase in income taxes payable of $693,389, offset to some extent by an increase in accounts receivable and inventories of $269,561 and $259,898, respectively. The increase in accounts receivable and accounts payable was primarily the result of the Company's increased business. Income taxes payable increased as a result of the Company's increased earnings for the current year while remittance of estimated payments are based upon the Company's prior year's tax obligation.

Cash used in investing activities was related to purchases of capital equipment only. The Company's capital expenditures were $370,050 for the nine-month period ended December 31, 2003, compared to $518,252 in the prior year. The decrease was due to the following capital expenditures which occurred in the prior year's nine-month period ended December 31, 2002: 1) the Company purchasing a 375 ton molding press to further vertically integrate its plastic parts requirements; and 2) the Company tooling for several new and existing products to be manufactured at the Company's contract manufacturer in China.

Cash provided by financing activities was due to proceeds from exercises of stock options in the amount of $449,371, offset to some extent by the Company's payment of cash dividends in the amount of $249,346.

On November 12, 2003, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2005. Although the Company did not utilize its line of credit in the third quarter, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

The Company's working capital increased by $2,489,418 to $11,362,498 at December 31, 2003, compared to $8,873,080 at March 31, 2003. The Company believes cash flow from operations, the available bank line and current cash and cash equivalents position will be sufficient to meet its working capital requirements for the next twelve months.

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $1,134,448 for the three-month period and $3,510,118 for the nine-month period ended December 31, 2003, compared to $635,317 for the three-month period and $1,586,357 for the nine-month period ended December 31, 2002. The chart below shows the reconciliation of
EBITDA to net earnings:
                              Three Months Ended          Nine Months Ended
                                  December 31                 December 31
                              2003          2002          2003          2002
                          ----------    ----------    ----------    ----------
Net income               $   680,388       311,963   $ 2,058,348       647,549
Interest expense                   -             -             -         1,153
Income taxes                 259,088       130,672       827,840       280,243
Depreciation                 194,972       192,682       623,930       657,412
Amortization                       -             -             -             -
                           ---------       -------     ---------     ---------
EBITDA                   $ 1,134,448       635,317   $ 3,510,118     1,586,357
                           =========       =======     =========     =========

The record date for the Company's third fiscal quarter dividend of $.015 per share was December 31, 2003, and the Company paid that dividend on January 23, 2004. The Company's annual dividend is expected to be $.06 per share.


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

(a)  Exhibits:

     Exhibit 32.1  The Chief Executive Officer's certification required under
                   Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2  The Chief Financial Officer's certification required under
                   Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     Form 8-K dated January 21, 2004 reported under "Item 12. Results of Operations and Financial Condition" that the Company issued a press release describing its results of operations for the second quarter ended December 31, 2003 and attached such press release. This information is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any Securities Act registration statements.

                ___________________________________________


                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    February 12, 2004         /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial and accounting Officer)

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




    February 12, 2004         /s/ Robert S. Wiggins
___________________________   __________________________________
          Date                Robert S. Wiggins
                              Chairman of the Board and
                              Chief Executive Officer


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




    February 12, 2004         /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial and accounting Officer)