Form 10KSB
period 2004-03-31
TECHNOLOGY RESEARCH CORP
filed 2004-06-24
CIK 741556

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(MARK ONE)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                      For the fiscal year ended March 31, 2004

                                        OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For transition period from __________ to __________.


                          Commission file number 0-13763

                          TECHNOLOGY RESEARCH CORPORATION
                   (Name of Small Business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the issuer's fiscal year ended March 31, 2004 were $24,336,637.

The aggregate market value of common stock held by non-affiliates of the Registrant, as of September 30, 2003 was $39,141,375, based upon the $7.18 closing sale price for the Common Stock on the NASDAQ National Market System on such date.

As of May 28, 2004, the number of shares outstanding of the Registrant's common stock, $.51 par value, was 5,753,592.




                     DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement related to its 2004 Annual Meeting of Shareholders to be held on August 26, 2004 will be incorporated by reference into Part III of this Form 10-KSB and filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB.

Transitional Small Business Disclose Format(Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS



PART I                                                                Page

Item 1.  Business  ....................................................  3
Item 2.  Properties  .................................................. 18
Item 3.  Legal Proceedings  ........................................... 19
Item 4.  Submission of Matters to a Vote of Security Holders  ..........19


PART II

Item 5.  Market for Common Equity and Related Security Holder Matters   19
Item 6.  Management's Discussion and Analysis or Plan of Operation  ... 20

Item 7.  Financial Statements  ........................................ 27
Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ...................... 28
Item 8A. Controls and Procedures  ..................................... 28


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act  ........... 29
Item 10. Executive Compensation  ...................................... 29
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters  .................. 29
Item 12. Certain Relationships and Related Transactions  .............. 29
Item 13. Exhibits and Reports on Form 8-K  ............................ 29
Item 14. Principal Accountant Fees and Services  ...................... 31


SIGNATURES  ........................................................... 32

CERTIFICATION OF CEO - Robert S. Wiggins  ............................. 33

CERTIFICATION OF CFO - Scott J. Loucks  ............................... 34

As used in this Annual Report on Form 10-KSB, "we", "our", "us", the "Company" and "TRC" all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

This Annual Report on Form 10-KSB contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements are related to future events, other future financial performance or business strategies, and may be identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events or results may differ materially. In evaluating these statements, you should specifically consider the factors described throughout this report especially in the section labeled Risk Factors. Such key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield(R), into the marketplace, the effective utilization of the Company's Honduran manufacturing facility and off-shore contract manufacturers, changes in manufacturing efficiencies and the impact of competitive products and pricing. The Company cannot provide any assurance that predicted future goals, results, levels of activity or performance will be achieved, and the Company disclaims any obligation to revise any forward-looking statements subsequent to the occurrence of events or circumstances, whether anticipated or unanticipated.


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

The Company's core commercial and military business produces the foundation upon which the Company may develop related technologies and new products to expand its business. The Company's Fire Shield and Surge Guard Plus(TM) product lines are examples of such a strategy, and the Company is now focused on developing the markets for these products into their full potential.

Net sales contributed by commercial and military products are as follows:

Year Ended
 March 31    Commercial      %          Military      %            Total
 --------    ----------     ----        --------     ----       ----------
    2004   $ 11,941,713     49.3    $ 12,304,263     50.7     $ 24,245,976
    2003     10,254,998     58.1       7,386,144     41.9       17,641,142
    2002     10,276,165     62.2       6,241,266     37.8       16,517,431
    2001     12,117,588     68.1       5,687,823     31.9       17,805,411
    2000     12,801,147     76.6       3,910,457     23.4       16,711,604

Royalties from license agreements are as follows:

                    Year Ended
                     March 31           Royalties
                     --------           ---------
                       2004             $  90,661
                       2003               120,794
                       2002               166,854
                       2001               231,563
                       2000               126,121

The Company's backlog of unshipped orders at March 31, 2004 was approximately $10.26 million. This backlog consists of approximately 28% of commercial product orders and approximately 72% of military product orders, over 90% of which is expected to ship within the year ended March 31, 2005.


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

The Company's LCDI devices are intended to reduce the risk of electrical fires by disconnecting power when sensing current leakage between conductors of power cords. The Company's Fire Shield product lines are approved in the UL classification of LCDIs. Several years ago, both government and industry research into the major causes of fire led to a search for new, cost-effective methods to prevent electrical fires. In response to this need, the Company developed and patented Fire Shield, a product designed to prevent fires caused by damaged or aging appliance power supply cords and extension cords, which have been identified as a leading cause of electrical fires. On June 1, 1999, the Company announced major enhancements to its Fire Shield line of appliance power supply cords that added a higher degree of safety against fire and electric shock for two wire appliances. These new capabilities have significant safety benefits to the consumer. These enhancements are based on feedback from the industry and from the staff of the United States Consumer Product Safety Commission ("CPSC") on the need to protect not only the power cord, but also the internal wiring of the appliance. The latest annual statistics from the CPSC indicate that extension cords, power strips, toaster/toaster ovens, power cords on appliances and household wiring are responsible for over $450 million in residential fire damage, 180 lives lost and 950 injuries. The Company believes that its Fire Shield technology will continue to advance as a valued technology for electrical safety and fire protection in the OEM and consumer marketplaces. The Company believes the addition of surge protection within these devices will even further enhance the value of the product. The Company's Fire Shield technology currently addresses four distinct market applications: (1) the Fire Shield Power Surge Strip - a consumer product; (2) the Fire Shield Safety Circuit - an OEM product; (3) the Fire Shield Power Cord - an OEM product; and (4) the Fire Shield Safety Extension Cord - a consumer product. The Company believes that its Fire Shield technology represents a significant opportunity for long-term growth.

The Company's ELCI devices are intended to protect equipment, such as copy machines, printers and computers, from excessive electrical leakage of current that could occur due to the breakdown of insulation between live and grounded parts, which could cause fires and other damage. Xerox Corporation voluntarily uses the Company's ELCI products to protect certain of its analog business machines.

The Company's line of Surge Guard and Surge Guard Plus products are designed to meet the rigorous requirements of the Recreational Vehicle ("RV") market.
These products provide a combination of surge and GFCI protection and have both OEM and after-market applications. In addition, the Company's recently developed the Surge Guard Automatic Transfer Switch, which incorporates a transfer switch into the functionality of the Surge Guard products.

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

In January 1989, high-pressure sprayer/washer manufacturers that desired UL listing of their products were required to include a GFCI and/or double-insulation protection on each electrically driven sprayer/washer. Sales to this industry were severely impacted in Fiscal Years 1996 through 1999 as the majority of the sprayer/washer manufacturers opted for the more cost effective double-insulated technology rather than GFCI technology. Effective January 1996, the double-insulation provision was eliminated from the National Electric Code, but UL did not update its standard enforcing this change until May 2000. The revised standard UL 1776 that again required the use of GFCIs for UL listed sprayer/washers was issued effective as of May 6, 2000.

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

On July 13, 2001, the NEC added the requirement for cord fire prevention on room air conditioners to the 2002 National Electrical Code. UL Standard 484 for room air conditioners was revised to reflect this change in the NEC and is scheduled to become effective in August 2004. The proposal requires that room air conditioners be provided with either LDCI or Arc Fault Circuit Interrupter ("AFCI") protected cord sets by their manufacturers. The Company believes that its Fire Shield cord set will provide manufacturers of room air conditioners with the best solution for this new requirement. These events create an approximate $60 million annual market for its participants. The Company believes it is well-positioned to generate significant revenues by this opportunity starting in Fiscal Year 2005.

The Company currently manufactures and markets various portable GFCI, ALCI, LCDI and ELCI products, such as plug-in portable adapters, several extension cord models in various lengths, various modules for original equipment manufacturers ("OEM") customers, and variations of such products for voltage differences in both the United States and foreign markets. The Company is focusing more of its marketing efforts in placing its products with major retailers, which include Wal-Mart, Home Depot, Sears mall stores, Orchard Supply Hardware, and TruServ(the purchasing co-op for True Value Hardware Stores), as well as with many independent retailers through distributors. The Company's products are also being offered through magazines, catalogs and E-commerce retailers.


License Agreements. The Company has been issued several domestic and foreign patents on its portable GFCI, which incorporate design features not available on any similar product known to the Company (see Patents, Licenses and Trademarks on page 11 for further information). The Company has entered into several license and sales and marketing agreements concerning its portable GFCI, ALCI, ELCI and LCDIs. These agreements are with entities located in France, Japan, and the United States and have been granted for the purpose of market penetration into those areas where it would be difficult for the Company to compete on a direct basis.

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

On June 4, 2002, the Company announced the signing of a cross license agreement (the "Agreement")with Tecumseh Products Company for technology that provides improved protection for "Refrigeration and Air Conditioning Systems" against electrical faults. The licensed product integrates Tecumseh's proprietary technology relating to the protection of refrigeration compressors with the Company's proprietary Fire Shield technology, which will bring an advanced level of protection to refrigeration and air conditioning systems worldwide. The Fire Shield technology is also being marketed by the Company for cord fire protection on single-phase cord and plug connected room air conditioners manufactured after August 2004, as required by the National Electrical Code. The licensed product is targeted at 15 to 20 million refrigeration and air conditioning systems sold worldwide each year. Under the term of the Agreement, either party has the right to manufacture and sell the licensed product and a royalty will be paid by the selling party to the other party for the use of its technology. Tecumseh is now in the process of implementing a marketing strategy to incorporate this protective device into its products.

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


Military Products and Markets

The Company designs and manufactures products for sale to the military engine generator set controls market. The Company's expertise in this area is well known, and the Company's performance in product quality and delivery to the United States Military and its prime contractors have resulted in the Company being recognized as a leader in this industry. The Defense Logistics Agency established a program rating system for its suppliers in 1995 for product quality, packaging and on-time deliveries, and since its inception and for the ninth straight year, the Company has been honored as a Best Value Medalist for the highest rating Gold Category, which signifies the Company's commitment to military contract performance.

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

In 1989, the Company completed the redesign of the control equipment related to the 5/10/15/30/60KW Tactical Quiet Generator ("TQG") Systems programs. The Company is currently actively supplying these parts to Fermont, a division of Engineered Support Systems, Inc., which is the prime contractor. In addition, the Company is also supplying to Fermont control equipment related to the 3KW TQG systems program which first began in November 1998. Sales to Fermont were $4,545,847 in Fiscal Year 2004 and $3,937,999 in Fiscal Year 2003, an increase of 15%. The Company also supplies such products for maintenance and spare parts support directly to the U.S. military. Direct U.S. military sales, which include these products and those mentioned below, increased from $2,850,188 in Fiscal Year 2003 to $6,892,693 in Fiscal 2004, an increase of 142%, primarily as the result of increased military activities. Sales other then to Fermont or the U.S. military were $865,723 in Fiscal 2004, up from $597,957 in Fiscal Year 2003, an increase of 45%.

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

The business of an electronics manufacturer such as the Company primarily involves assembly of component parts. The only products that the Company manufactures from raw materials consist of its transformers and magnetic products. The manufacture of such products primarily involves the winding of wire around magnetic ferrite cores. The Company molds most of its own plastic parts for its commercial product lines at its manufacturing facility in Honduras. The remainder of the products that the Company manufactures is assembled from component parts that are produced or distributed by other companies.

On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC/Honduras, S.A. de C.V., a wholly owned Company, for the purpose of manufacturing the Company's high-volume products. TRC/Honduras, S.A. de C.V. conducts its operations in a leased 42,000 square foot building located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, no federal income tax for any profits generated by the subsidiary, and various other benefits.

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

For the emerging room air conditioning market, the Company plans to establish manufacturing capability in the same geographical areas as those of the room air conditioning manufacturers, whether it be in China, Korea, India or in Honduras for the U.S. requirements.

The Company continues to manufacture its military products and distribute certain of its commercial products, which are manufactured off-shore, through its 43,000 square foot facility in Clearwater, Florida.


Patents, Licenses, and Trademarks

The Company holds seven patents in the U.S., seven in Great Britain, four in Italy, three in Germany and France, two in Australia, and one in Canada, Sweden and Japan with respect to the Company's products giving rise to portable GFCI and Fire Shield (R) technologies. Several other patent applications have been filed by the Company and are awaiting action, and the issuance of patents with respect thereto will complement the Company's core technology and products.
The Company's U.S. patents will be valid for either 20 years from filing or 17 years from date of issue in the United States. The term of the Company's patents in all other countries vary from 15 to 20 years.

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

On February 25, 2003, the Company was issued a patent for a protection system for devices connected to an alternating current electrical power supply. The patent relates to technology that provides additional user safety intended for application on electrical appliances and equipment such as small hand tools and kitchen appliances (e.g. toasters, toaster ovens, steam irons, coffee makers, etc.) In addition to electric shock protection, the technology also provides the ability to detect and prevent a variety of potentially hazardous electrical conditions such as excessive heat, flame, electrical insulation breakdowns and pressure buildups. When such hazardous conditions occur, the power supply is shut off, and an audible and/or visual alarm is activated. Applica Inc. has licensed this patent for use on its line of Black & Decker(R) small kitchen appliances as described above under License Agreements.

The Company licenses its technology for use by others in exchange for royalties or product purchases. Licensees are located in France, Japan, and the United States. Each licensee agrees to pay the Company a royalty or purchase product based on schedules set forth in the applicable agreement. The Company agrees to provide certain technical support and assistance to its licensees. The licensees have agreed to indemnify and hold the Company harmless against any liability associated with the manufacture and sale of products subject to the license agreement, including but not limited to defects in materials or workmanship.

The Company has no other patents on or licensee agreements with respect to its products or technology, but has registered its TRC trademark with the U.S. Patent and Trademark Office. The Company's Shock Shield, Electra Shield and Fire Shield brand names are also registered trademarks of the Company.


Marketing

The Company's products are sold throughout the world, primarily through an in-house sales force, licenses and sales and marketing agreements. The Company will continue to market existing and new products through these channels. In addition, the Company is looking for other viable channels through which to market its products. The Company relies significantly upon the marketing skills and experience, as well as the business experience, of the management of the Company in marketing its products.

The Company complements its sales and marketing activity through the use of additional distributors and sales representative organizations. The Company's internal distribution division, TRC Distribution, is supported by approximately 30 independent sales representatives who sell to over 1,500 electrical, industrial and safety distributors.

The Company exhibits its products at numerous trade shows, which have resulted in new commercial markets including the recreational vehicle industry and the appliance industry.

The Company also markets through OEMs, both domestically and internationally, that sell the Company's products as a component of an end user product or under their own brand labels. The Company continues to implemented a "value add" upgrade strategy, which provides finished product to those who brand label the Company's product and who are currently only receiving subassembly modules.
The Company's plastic and receptacle molding capabilities are a key factor in providing "value add" upgrades to its customers.

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


Major Customers and Exports

Significant customers who accounted for 10% or more of sales, and aggregate exports were:

                                                    Year ended March 31
     Customer                                 2004          2003        2002
     --------                                 ----          ----        ----
U.S. Military (direct sales)             $  6,892,693    2,850,188    1,605,770
Fermont (a division of ESSI, a U.S.
   Government Prime Contractor)             4,545,847    3,937,999    3,855,593
                                           ----------    ---------    ---------
       Totals sales for major customers  $ 11,438,540    6,788,187    5,461,363
                                           ==========    =========    =========
Exports:
    Canada                               $    344,020      417,094      293,650
    Far East                                1,389,773    1,020,078    1,288,102
    Europe                                  2,207,887    2,632,357    1,899,842
    Mexico                                          -            -      169,833
    Australia                                  28,303       36,020        3,167
    South America                              13,867        6,484        6,458
    Middle East                                23,770       14,257       15,000
                                            ---------    ---------    ---------
        Total exports                    $  4,007,620    4,126,290    3,676,052
                                            =========    =========    =========

The Company's military product sales are primarily to military procurement logistic agencies for field service support on previously shipped military equipment and to OEM prime contractors of electric generators. In Fiscal Year 2004, military sales were approximately 51% of total sales, compared to 42% in Fiscal Year 2003. Direct sales to the U.S. military up 142%, sales to Fermont were up 15%, and overall, military sales increased approximately 67% primarily as the result of increased military activities. Direct U.S. military sales accounted for 28% while Fermont accounted for 19% of the Company's total sales for Fiscal Year 2004, compared to 16% and 22%, respectively, for Fiscal Year 2003.

The Company's exports were down 2.9% in Fiscal Year 2004, compared to the prior year, primarily due to lower sales to a sprayer/washer manufacturer in Europe, in the amount of $503,591. Exports to the Far East were positively impacted by a hair dryer manufacturer whose manufacturing operations are located in China. All other exports to the Company's international OEM customers were relatively flat year over year.

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

In the military market, the Company's products must initially pass government specified tests. The Company must compete with other companies, some being larger and some smaller than the Company and acting as suppliers of similar products to prime government contractors. The Company believes that knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market. The Company believes that it has competitive strengths in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment. A substantial portion of spare part procurement is set aside for small business concerns, which are defined in general as entities that do not exceed 750 employees. Because the Company is classified as a small business concern, it qualifies for such set aside procurements for which larger competitors are not qualified. The entry barriers to the military market are significant because of the need, in most cases, for products to pass government tests and qualifications.

Research, Development and Engineering

The Company employs 16 persons in the Engineering Department, all of whom are engaged either full or part-time in research and development activities. This department is engaged in designing and developing new commercial and military products and improving existing products to meet the needs of the Company's customers.

In connection with its efforts in developing the GFCI products, the Company believes that the increasing use of portable GFCI protection will provide new markets for the commercial marketplace, and accordingly, the Company has modified its GFCI designs to fit these markets and new applications. There can be no assurance, however, that the Company can maintain its sales levels in the commercial market in view of the possibility that an increased level of competition may develop.

The Company spent $1,380,295 in Fiscal Year 2004, $1,225,651 in Fiscal Year 2003 and $1,049,649 in Fiscal Year 2002 on research, development and engineering activities, and the Company anticipates spending levels to increase by approximately 9% in Fiscal Year 2005. All engineering activities are expensed as incurred with some funding being received from time to time by customers for special projects. Such funding was less than 5% of the overall engineering budget for Fiscal Year 2004.


Employees

As of March 31, 2004, the Company employed 103 persons on a full time basis, and of that total 59 employees were engaged in manufacturing operations, 16 in engineering, 15 in marketing and 13 in administration. The Company's Honduran subsidiary employed 220 persons on a full time basis as of March 31, 2004, and of that total, 217 employees were engaged in manufacturing operations and three in administration. Competition for such management, technical, manufacturing, sales and support personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

None of the Company's employees are represented by a collective bargaining unit, and the Company considers its relations with employees to be stable. While the Company believes it has established good relations with its local labor force in both the United States and Honduras, its reliance upon a foreign manufacturing facility subjects the Company to risks inherent in international operations.


Risk Factors

The reader should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-KSB, before purchasing securities of the Company. If any of the events or circumstances described in the following risks actually occurs, the business, financial condition or results of operations of the Company could be materially adversely affected.

1.  Growth Strategy.

     As part of our growth strategy, we plan to:
       - introduce new products and further develop product brands;
       - reduce product costs to increase competitive edge;
       - enhance product quality to met or exceed customer demands; and
       - optimize supply chain efficiency.

These strategic objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence. Executing the Company's strategy may also place a strain on its production, information technology systems and other resources. To manage the growth effectively, the Company must maintain a high level of manufacturing quality and efficiency, properly manage its third party suppliers, continue to enhance its operational, financial and management systems, including its database management, inventory control and distribution systems, and expand, train and manage its employee base, especially as it relates to the Company's manufacturing plans to service the emerging room air conditioning market. The Company may not be able to effectively manage its growth in any one or more of these areas.

2.  Raw Material and Component Costs.

Raw materials and components constitute a significant portion of the Company's cost of goods. Factors that are largely beyond the Company's control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components. As an example, the Company's products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. Recently, the Company has experienced increases in prices of plastic, as well as steel, aluminum and copper, which could continue in the Fiscal Year 2005.

In addition, any inability of the Company's suppliers to timely deliver raw materials or components or any unanticipated changes in our suppliers could be disruptive and costly. Any significant failure by the Company to obtain raw materials on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on the Company.

3.  Large Customers.

The Company must receive a continuous flow of new orders from its large customers, and failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on the Company.

In addition, as a result of the desire to more closely manage inventory levels, there is a growing trend in business, especially in retail, to make purchases on a "just-in-time" basis. This requires the Company to shorten its lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require additional expenses to expedite delivery.

4.  Global Manufacturing Facilities.

The Company manufactures a significant number of products in Honduras and obtains a significant proportion of the raw materials and sub-assembly components used in the manufacturing of its products outside the United States. In Fiscal Year 2005, the Company plans to enter into additional contract manufacturing relationships in China, Korea and India to accommodate the requirements of the emerging room air conditioner market. International operations are subject to risks including, among others:

       - labor unrest;
       - political instability;
       - lack of developed infrastructure;
       - longer payment cycles and greater difficulty in collecting accounts;
       - import and export duties and quotas;
       - changes in domestic and international customs and tariffs;
       - unexpected changes in regulatory environments;
       - difficulty in complying with a variety of foreign laws;
       - difficulty in obtaining distribution and support; and
       - potentially adverse tax consequences.

Labor in Honduras has historically been readily available and at cost in the median range as compared to labor costs available in other nations; however, the Company cannot be assured that labor will continue to be available in Honduras at costs consistent with historical levels. A substantial increase in labor costs could have a material adverse effect on the Company's result of operations.

5.  Interruptions in Manufacturing Operations.

Approximately 50% of the Company's revenues are derived from products manufactured or assembled at the Company's manufacturing facility in Honduras and from a contract manufacturer located in China. These manufacturing facilities are subject to hazards that could result in material damage to any such facility. Any such damage to either facility, or prolonged interruption in the operations of either facility for repairs, labor disruption or other reasons, would have a material adverse effect on the Company.

6.  Infringement or Loss of Proprietary Rights.

The Company believes that its rights in owned and licensed names are an increasing part of its business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks, especially with regard to its Fire Shield brand name. There can be no assurance as to the breadth or degree of protection that these trademarks may afford the Company, or that it will be able to successfully leverage its trademarks in the future. The costs associated with protecting its intellectual property rights, including litigation costs, may be material. The Company also cannot be sure that it will be able to successfully assert its intellectual property rights or that these rights will not be invalidated, circumvented or challenged. Any inability to do so, particularly with respect to names in which we have made significant capital investments, or a successful intellectual property challenge or infringement proceeding against the Company, could have a material adverse effect on the Company.

The Company manufactures its products with features for which it has filed or obtained licenses for patents and design registrations in the United States and in several foreign countries. With respect to its applications for patents, there can be no assurance that any patents will be obtained. If obtained, there can be no assurance that such patents will afford the Company commercially significant protection of its technologies or that it will have adequate resources to enforce its patents.

7.  Seasonality.

Historically, the Company's business has not been materially seasonal, but to the extent that the Company participates in the new room air conditioner market, the Company's revenues may vary significantly from quarter to quarter. The normal manufacturing cycle for room air conditioners is typically from late fall through early spring which would result in higher revenues during the Company's fourth quarter, and to a lesser extent, during its first and third quarters. This seasonality may also result in cash layouts or additional interest expense due to an increased need to borrow funds to maintain sufficient working capital to support such increased demand.

8.  Competing with Other Large Companies that Produce Similar Products.

The markets for the Company's products are highly competitive. The Company believe that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems. The Company competes with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than itself. Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, the Company could lose market share and sales, or be forced to reduce its prices to meet competition.

9.  Newly Acquired Businesses or Product Lines.

The Company may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment, either in the form of cash or stock consideration. There is no guarantee that the acquired businesses or product lines will contribute positively to earnings. The anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.

10.  Government Regulations Could Adversely Impact Our Operations.

Throughout the world, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical products in those jurisdictions. Most of the Company's products have such certifications; however, there can be no assurance that its products will continue to meet such specifications. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of product containing certain materials deemed to be environmentally sensitive.
A determination that the Company's products are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

The risks listed below are not the only risks that we face. Additional risks that are not yet known or that the Company believes to be immaterial may also impair business operations.


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

In March 1997, the Company entered into a five year lease agreement with ZIP San Jose, an industrial park located in San Pedro Sula, Honduras, for a 42,000 square foot building in which the Company manufactures its high-volume products. This operating lease was extended in 2002, 2003 and 2004 for one additional year, respectively.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.


                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Company's shares of Common Stock are registered under Section 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984, under the symbol "TRCI". In November 1995, NASDAQ approved the Company's application for listing on the National Market System. The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal years ended March 31, 2004 and 2003 as reported by NASDAQ, and the dividends declared with respect to each quarter ended within such years.

                                         Market Price             Cash
Fiscal Year Ended                       High       Low          Dividends
March 31, 2004:
  First Quarter                       $ 4.25     $ 2.33          $ 0.015
  Second Quarter                        8.35       3.65            0.015
  Third Quarter                        20.50       6.76            0.015
  Fourth Quarter                       23.00      10.02            0.015
                                                                   -----
                                                                 $ 0.060

March 31, 2003:
  First Quarter                       $ 2.00     $ 1.43          $ 0.01
  Second Quarter                        1.84       1.21            0.01
  Third Quarter                         2.00       1.25            0.01
  Fourth Quarter                        2.75       1.76            0.015
                                                                   -----
                                                                 $ 0.045


As of May 28, 2004, the approximate number of the Company's record shareholders was 351. This number does not include any adjustment for shareholders beneficially owning common stock held of record by the Depository Trust or fiduciary, which the Company believes to represent an additional 3,842 shareholders.

The Company's authorized capital stock, as of May 28, 2004, consisted of 10,000,000 shares of common stock, par value $.51, of which 5,753,592 shares were outstanding.

As of the record date of March 31, 2003, the Company increased its quarterly cash dividend from $.01 per share to $.015 per share. Dividends of $.06 per share and $.045 per share were paid by the Company in Fiscal Year 2004 and Fiscal Year 2003, respectively.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          Critical Accounting Policies

The Company's critical accounting policies are: (1) revenue recognition;
(2) provision for excess and obsolete inventory; (3) provision for income taxes; (4) allowance for doubtful accounts; and (5) impairment of long-lived assets.

Revenue Recognition. The Company recognizes revenue when an order has been received, pricing is fixed, product has been shipped and collectibility is reasonably assured. Title to goods passes to customers upon shipment or in a few cases upon receipt, there are no customer acceptance provisions included in sales contracts and the Company has no installation obligation subsequent to product shipment. Similarly, revenue is recognized upon shipment to distributors as title passes to them without additional involvement or obligation. Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties. Cost of sales includes the cost of the product and the Company's estimate of any additional warranty, rework or other concessions the Company expects to incur in connection with a sale.

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

Provision for Excess and Obsolete Inventory. The Company's financial statements include an estimate associated with a valuation allowance with respect to inventory. Various assumptions and other factors underlie the determination of this estimate. The process of determining this estimate is fact specific and takes into account primarily historical experience and expected economic conditions. The Company evaluates this estimate on a monthly basis and makes adjustments each quarter where facts and circumstances dictate. The Company evaluates all inventory which has not had activity for twelve months. As of March 31, 2004, the Company's inventory reserve was $312,341 or approximately 5% of total inventory.

Provision for Income Taxes. Significant management judgment is required in developing the Company's provision for income taxes, including the determination of any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its repatriation. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary are paid as dividends to the Company. The Company applies the Comparable Profits Method ("CPM") transfer pricing method to determine the amounts its subsidiary charges to the parent.

Allowance for Doubtful Accounts. The Company records an allowance for estimated losses resulting from the inability of our customers to make required payments on their balances. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts at March 31, 2004.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". In evaluating the fair value and future benefits of its assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

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

                              Operating Results

Fiscal Years 2004 and 2003 Comparison

The Company's operating revenues for the year ended March 31, 2004 were $24,336,637, compared to $17,761,936 reported in the prior year, an increase of 37%. Net income was $2,676,156 for the current year, compared to $1,014,791 reported in the prior year, an increase of 164%. Basic earnings were $.48 per share and diluted earnings were $.46 per share in the current year, compared to basic and diluted earnings of $.19 per share for the prior year.

The improvement in net income for Fiscal Year 2004, compared to Fiscal Year 2003 was due to an increase in revenues and gross profit margins. Commercial and military revenues increased by $1,686,715 and $4,918,119, respectively, while royalty revenues decreased by $30,133. The increase in commercial revenues was primarily attributed to product expansion into retail stores. Total retail sales were $1,666,564 in the current year compared to $300,502 in the prior year. New accounts in the Recreational Vehicle, Brand Label and Commercial Distribution markets contributed to the remainder of the growth. Military revenues continue to be strong due to direct military shipments of support parts for existing systems and control devices related to the Tactical Quiet Generator (TQG) programs. The increase in direct military shipments is primarily the result of on-going U.S. military activity.

The Company made significant progress in establishing Fire Shield as a brand name during Fiscal 2004. Fire Shield product sales were $922,550, or 7.7% of commercial sales, compared to $304,139, or 3.0% of commercial sales in the prior year. In addition, the Company recorded royalty income of $78,060 for the current year from Applica Inc., a licensee that incorporates a Fire
Shield cord set on its line of Black & Decker(R) portable heaters. The Company's Fire Shield LCDI products meet UL's requirement for cord fire protection on room air conditioners manufactured after August 1, 2004. This represents an estimated total market of $60 million for which the Company's products will compete. The Company's Fire Shield LCDI products have been and are currently being evaluated by most room air conditioning manufacturers. The normal manufacturing cycle for room air conditioners is typically from late fall through early spring. This means that the selection of cord fire protection products need to be finalized by the manufacturers to assure delivery of these products in early fall to their worldwide manufacturing locations. The Company recently announced orders for this application, of approximately $1.9 million, and is currently negotiating supply agreements with several major room air conditioning manufacturers. The Company's patented Fire Shield technology has numerous applications and represents significant growth potential for the Company.

The Company achieved its best performance ever in Fiscal Year 2004 with record revenues and net income for the fiscal year. Gross profit margins improved as the result of product mix plus productivity and quality improvements in manufacturing. The Company expects its core military and commercial business to remain strong in the coming year. In addition, the Company could achieve significant growth in the coming year depending on the amount of business it captures in the emerging room air conditioner market.

The Company's gross profit margin was approximately 39% of net sales for Fiscal Year 2004 compared to 33% in the prior year. The improvement was primarily the result of product mix plus productivity and quality improvements in manufacturing.

Selling, general and administrative expenses for Fiscal Year 2004 were $4,304,979, compared to $3,190,338 for the prior year, an increase of 35%. The increase in expenses was generally due to increased personnel and business related activities to support the Company's expanding business as well as sales and performance bonuses for meeting or exceeding revenue targets and for over-achieving the Company's 2004 business plan. Specifically, salary related expenses increased by $670,983, advertising costs by $139,038, professional fees by $78,983, outside sales commissions by $70,146, insurance expense by $56,296, travel expense by $31,661, bad debt expense by $24,000, product samples by $21,623 and other expenses by $21,911. Selling expenses were $2,393,868 for Fiscal Year 2004, compared to $1,854,671 for the prior year, an increase of 29%. General and administrative expenses were $1,911,111 for Fiscal Year 2004, compared to $1,335,667 for the prior year, an increase of 43%.

Research, development and engineering expenses for Fiscal Year 2004 were $1,380,295, compared to $1,225,651 for the prior year, an increase of 13%. The increase was related to the Company designing and qualifying products for the room air conditioner market. Specifically, salary related expense increased by $187,250 offset by lower Underwriters Laboratories ("UL") fees and other costs of $43,126 and $10,520, respectively.

Interest and sundry income, net of interest expense for Fiscal Year 2004 was $14,853, compared to $6,330 for the prior year, reflecting no debt and interest income on increased cash balances.

Income tax expense for the years ended March 31, 2004 and 2003 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income as the operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for an indefinite period. The foreign operations resulted in income of approximately $733,000 in 2004 and $301,000 in 2003, and no income taxes have been provided on these results of operations. The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $1,273,000 at March 31, 2004 and $540,000 at March 31, 2003. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its repatriation. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary are paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

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

For the fiscal year ended March 31, 2003, commercial revenues decreased slightly by $21,167, military revenues improved by $1,144,878 and royalty revenues decreased by $46,060 compared to the prior year. Commercial revenues continued to be affected in Fiscal Year 2003 by competitive pressures and the current weakness in the global economy; however, commercial revenues for the fourth quarter strengthened as the result of shipments of $650,000 to a major sprayer/washer manufacturer. Increased direct military shipments of field support parts for existing systems and strong shipments of control devices related to the Tactical Quiet Generator (TQG) programs resulted in record military revenues of $7,386,144 for Fiscal Year 2003. In support of recent military deployment, the Company responded to the increased demand with on-time shipments while achieving its highest level of production ever for its military products.

The market for the Company's Fire Shield products continued to develop during Fiscal Year 2003. The Company shipped Fire Shield Power Surge Strips, a new product, to approximately 620 Wal-Mart Stores, Inc. In addition, Fire Shield licensed technology generated royalties of approximately $50,000 during the fiscal year. Fire Shield product sales and royalties currently represented approximately 2% of the Company's total revenues in Fiscal Year 2003.

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

Income tax expense for the years ended March 31, 2003 and 2002 differs from the amounts computed by applying the Federal income tax rate of 34 percent to pretax income as the operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under a tax holiday for an indefinite period. The foreign operations resulted in income of approximately $301,000 in 2003 and $44,000 in 2002, and no income taxes have been provided on these results of operations. The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $540,000 at March 31, 2003 and $269,000 at March 31, 2002. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its repatriation. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary are paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.


                          Liquidity and Capital Resources

As of March 31, 2004, the Company's cash and cash equivalents increased to $5,968,122 from the March 31, 2003 total of $2,529,562. The increase was due to cash provided by operating activities of $3,801,692 and financing activities of $152,448, offset to some extent by cash used in investing activities of $515,580, for a net increase of $3,438,560. Cash provided by operating activities was primarily due to net income of $2,676,156, depreciation of $837,020, the tax benefit of stock options exercised of $549,000, an increase in accounts payable of $495,162, accrued expenses of $403,328 and income taxes payable of $431,093, offset to some extent by an increase in inventories of $969,301 and accounts receivable of $633,984. The increases in inventories, accounts payable and receivable were primarily the result of the Company's increase in business. Cash used in investing activities was related to purchases of capital equipment used to support expanding the Company's business and replace aging equipment. The Company's capital expenditures were $515,580 for Fiscal Year 2004 compared to $577,463 in the prior year. Cash provided by financing activities was primarily due to proceeds from the exercise of stock options in the amount of $487,315, offset to some extent by the payment of cash dividends in the amount of $334,867, for a net total of $152,448.

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

On November 12, 2003, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2005. Although the Company did not utilize its line of credit in Fiscal Year 2004, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

The Company's working capital increased by $3,738,307 to $12,611,387 at March 31, 2004, compared to $8,873,080 at March 31, 2003. The Company believes cash flow from operations, the available bank line and current cash position will be sufficient to meet its working capital requirements for the immediate future.

The fourth quarter dividend of $.015 per share was paid on April 23, 2004 to shareholders of record on March 31, 2004. The Company paid $.06 per share for Fiscal Year 2004.


                           New Accounting Standards

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.
The Company would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 did not have a material effect on the Company's financial condition, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. Interpretation 45 changes the accounting for and disclosure of guarantees. Interpretation 45 requires that guarantees meeting certain characteristics be initially recorded as a liability at fair value, in contrast to FASB No. 5 which requires recording a liability only when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material effect on the Company's financial condition, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities which an enterprise holds a variable interest that is acquired before February 1, 2003, the Interpretation applies the first fiscal year or interim period ending after December 15, 2003. In December 2003, the FASB issued a revision to the Interpretation , Interpretation 46R. The revised Interpretation clarifies some of the original Interpretation and exempts certain entities from the requirements. The revised Interpretation is effective for the fiscal year ending after December 15, 2004. The application of this Interpretation is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Initially, SFAS No. 150 required that all financial instruments meeting the criteria of SFAS No. 150 be presented as liabilities rather than being presented as minority interest between the liabilities section and the equity section of the balance sheet. However, the FASB announced on October 29, 2003, that it had indefinitely deferred certain provisions of SFAS No. 150, including those provisions regarding presentation of minority interests. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.


ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Technology Research Corporation and its subsidiary are included in Schedule I (i.e. indexes F-1 through F-18) attached herewith:

     - Report of Independent Registered Public Accounting Firm

     - Consolidated Balance Sheets as of March 31, 2004 and 2003

     - Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002

     - Consolidated Statement of Stockholders' Equity for the years ended March 31, 2004, 2003 and 2002

     - Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002

     - Notes to Consolidated Financial Statements


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

None.


ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13a-15(e) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") not more than 90 days before the filing date of this annual report, have concluded that as of March 31, 2004, the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries was accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

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

                                    PART III

Part III of this Form 10-KSB is incorporated by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2004.

ITEM 9. DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers of the Company are as follows:

Name                         Age          Position

Robert S. Wiggins             74          Chief Executive Officer,
                                          Chairman of the Board

Jerry T. Kendall              63          President and Chief Operating Officer

Raymond B. Wood               69          Senior Vice President of Government
                                          Operations and Marketing

Scott J. Loucks               42          Vice President of Finance,
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

SCOTT J. LOUCKS has served the Company in various capacities since March 1985. Mr. Loucks performed the duties of Information Technology Manager for four years, Controller for seven years and Vice President of Finance and Chief Financial Officer since August 1996. Mr. Loucks has a Bachelor of Science Degree in computer science and a minor degree in mathematics from Florida State University. Mr. Loucks has also been a Director and the Secretary of the Company's Honduran subsidiary, TRC/Honduras S.A. de C.V., since February 1997.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Exhibits:

       3.1  Articles of Incorporation and By-Laws*
       3.2  Amended Articles of Incorporation dated September 24, 1990.***
       3.3  Amended Articles of Incorporation dated September 24, 1996.***
       3.4  Amended Articles of Incorporation dated August 21, 2003.***

 (10)  Material contracts:

      10.1 License Agreement, dated as of January 1, 1985, between the Company and Societe BACO, a French corporation, granting BACO a non-exclusive right to manufacture the Company's GFCI products in France, and the non-exclusive right to sell GFCI products other than in North America.*

      10.2 License Agreement, dated May 17, 1997, between the Company and Yaskawa Controls Company, Ltd., a Japanese company, granting Yaskawa an exclusive right to market and manufacture the Company's products developed for use in electrical vehicle charging systems.***

      10.3 License Agreement, dated February 16, 1999, between the Company and Windmere-Durable Holdings, Inc. granting Windmere-Durable a non-exclusive license to manufacture, have manufactured, use and sell products that use the Company's Fire Shield cord set technology.***

      10.4 $3,000,000 Revolving Credit Agreement, dated December 14, 1999, between the Company and SouthTrust Bank***

      10.5  The 2000 Long Term Incentive Plan effective August 24, 2000.***

      10.6 Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 300,000 to 600,000 effective August 21, 2003.***

      10.7 License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company's Fire Shield technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults.***

      10.8 Amended Revolving Credit Agreement, dated November 12, 2003, between the Company and its subsidiary and SouthTrust Bank, extending the maturity date to December 14, 2005.*****

      10.9 License Agreement with Applica Inc. (previously named Windmere-Durable Holdings, Inc.), dated December 1, 2002, replacing the Agreement dated December 31, 1999, between the Company and Applica Inc. granting Applica Inc. an exclusive license to manufacture, have manufactured, use and sell kitchen appliances using the Company's Fire Shield safety circuit technology.***

      10.10 Employment Agreement, dated April 16, 2003, between the Company and Jerry T. Kendall.***

      10.11 Technical Consulting Agreement, effective January 1, 2004, between the Company and Raymond H. Legatti.***

      14.1  Code of Conduct. *****

      14.2 Code of Ethics for Principal Executive, Financial and Accounting Officers. *****

(23)  Consent of Independent Registered Public Accounting Firm. *****

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

  *** Previously filed with and as part of the Registrant's Annual Report on Form 10-KSB.

 ****  Previously filed with and as part of the Registrant's Post-Effective
        Amendment No. 1 to Form S-1 (No. 33-31967)

*****  Filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the registrant during the last quarter of the fiscal year.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the Company's fiscal year ended
March 31, 2004.

                                 SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

Dated:  6/21/2004                         By:  /s/ Robert S. Wiggins
        ---------                              ----------------------
                                                   Robert S. Wiggins
                                                   Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                             Date

/s/ Robert S. Wiggins         Chairman, Chief Executive      6/21/2004
    Robert S. Wiggins         Officer, and Director
                             (Principal Executive Officer)


/s/ Jerry T. Kendall          Director and President         6/21/2004
    Jerry T. Kendall


/s/ Scott J. Loucks           Vice President of Finance and  6/21/2004
    Scott J. Loucks           Chief Financial Officer
                             (Principal Financial Officer)


/s/ Raymond B. Wood           Senior Vice President          6/21/2004
    Raymond B. Wood           Government Operations
                              and Marketing and Director


/s/ Gerry Chastelet           Director                       6/21/2004
    Gerry Chastelet


/s/ Edmund F. Murphy, Jr.     Director                       6/17/2004
    Edmund F. Murphy, Jr.


/s/ Martin L. Poad            Director                       6/21/2004
    Martin L. Poad


/s/ David F. Walker          Director                        6/21/2004
    David F. Walker

                                 CERTIFICATION

I, Robert S. Wiggins, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Technology Research
Corporation:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date:  June 21, 2004

/s/ Robert S. Wiggins
Robert S. Wiggins
Chairman of the Board and
Chief Executive Officer


                                 CERTIFICATION

I, Scott J. Loucks, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Technology Research
Corporation:

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


Date:  June 21, 2004

/s/ Scott J. Loucks
Scott J. Loucks
Vice President of Finance and
Chief Financial Officer,

                         TECHNOLOGY RESEARCH CORPORATION
                                 AND SUBSIDIARY


                                    Index


Schedule I

                                                                         Page

Report of Independent Registered Public Accounting Firm                  F-1

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

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Technology Research Corporation:


We have audited the consolidated financial statements of Technology Research Corporation and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with United States generally accepted accounting principles.


/s/ KPMG LLP

Tampa, Florida
April 27, 2004

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                             Consolidated Balance Sheets
                               March 31, 2004 and 2003

                    Assets                                2004         2003
Current assets:                                           ----         ----
   Cash and cash equivalents                         $  5,968,122    2,529,562
     Accounts receivable, less allowance for
       doubtful accounts of $31,010 in 2004 and
       $44,902 in 2003 (note 4)                         3,420,701    2,772,825
     Inventories (notes 2 and 4)                        5,633,177    4,663,876
     Prepaid expenses and other current assets            206,295      122,323
     Deferred income taxes (note 5)                       239,169      288,708
     Income taxes receivable                                    -       19,766
                                                       ----------   ----------
                    Total current assets               15,467,464   10,397,060
                                                       ----------   ----------
Property, plant and equipment (notes 3 and 4)          10,268,976    9,777,497
     Less accumulated depreciation                      7,203,205    6,391,480
                                                       ----------   ----------
                    Net property, plant and equipment   3,065,771    3,386,017
                                                       ----------   ----------
Other assets                                               38,633       52,612
                                                       ----------   ----------
                                                     $ 18,571,868   13,835,689
                                                       ==========   ==========
     Liabilities and Stockholders' Equity
Current liabilities:
     Trade accounts payable                          $  1,547,979    1,052,817
     Accrued expenses:
          Compensation                                    679,462      313,749
          Other                                            87,723       50,108
     Dividends payable                                     99,295       96,781
     Income taxes payable                                 431,093            -
     Deferred income                                       10,525       10,525
                                                       ----------   ----------
                    Total current liabilities           2,856,077    1,523,980
Deferred income                                            28,951       39,475
Noncurrent deferred income taxes (note 5)                 235,120      195,604
                                                       ----------   ----------
                    Total liabilities                   3,120,148    1,759,059
                                                       ----------   ----------
Commitments and contingencies (notes 7, 9 and 10)
Stockholders' equity (notes 6 and 11):
     Common stock, $.51 par value.  Authorized 10,000,000 shares;
     issued and outstanding 5,728,258 shares in 2004 and
     5,440,370 share in 2003                            2,932,377    2,785,554
     Additional paid-in capital                         8,417,686    7,528,194
     Retained earnings                                  4,141,802    1,803,027
                                                       ----------   ----------
                                                       15,491,865   12,116,775
     Treasury stock, at cost - 21,500 shares              (40,145)     (40,145)
                                                       ----------   ----------
                    Total stockholders' equity         15,451,720   12,076,630
                                                     $ 18,571,868   13,835,689
                                                       ==========   ==========
See accompanying notes to consolidated financial statements.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Operations
                      Years ended March 31, 2004, 2003 and 2002


                                             2004         2003         2002
Operating revenues:                          ----         ----         ----
   Net sales (note 8)                   $ 24,245,976   17,641,142   16,517,431
   Royalties                                  90,661      120,794      166,854
                                          ----------   ----------   ----------
                                          24,336,637   17,761,936   16,684,285
                                          ----------   ----------   ----------
Operating expenses:
   Cost of sales                          14,830,606   11,896,230   12,096,800
   Selling, general, and administrative    4,304,979    3,190,338    3,175,724
   Research, development, and engineering  1,380,295    1,225,651    1,049,649
   Other                                      (1,194)      31,718          933
                                          ----------   ----------   ----------
                                          20,514,686   16,343,937   16,323,106
                                          ----------   ----------   ----------
      Operating income                     3,821,951    1,417,999      361,179
                                          ----------   ----------   ----------
Other income (expense):
   Interest and sundry income                 14,853        7,483       12,629
   Interest expense                                -       (1,153)     (79,337)
                                          ----------   ----------   ----------
                                              14,853        6,330      (66,708)
                                          ----------   ----------   ----------
      Income before income taxes           3,836,804    1,424,329      294,471

Income taxes expense (note 5)              1,160,648      409,538       94,111
                                          ----------   ----------   ----------
      Net income                        $  2,676,156    1,014,791      200,360
                                          ==========   ==========   ==========
Basic earnings per share                $       0.48         0.19         0.04

Diluted earnings per share              $       0.46         0.19         0.04

Weighted average number of common and
     equivalent shares outstanding:
          Basic                            5,589,181    5,438,381    5,437,497
          Diluted                          5,827,726    5,482,450    5,457,896



See accompanying notes to consolidated financial statements.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                     Years ended March 31, 2004, 2003 and 2002


                                             Additional                        Total
                          Common stock       paid-in     Retained Treasury stockholders'
                       Shares      Amount    capital     earnings   stock     equity
Balances at            ------      ------    -------    --------- --------  ----------
March 31, 2001:     5,437,497  $ 2,784,088  7,526,472   1,050,135  (40,145) 11,320,550

Dividends - $.04 per share  -            -          -    (217,499)       -    (217,499)

Net income                  -            -          -     200,360        -     200,360
                    ---------    ---------  ---------   --------- --------  ----------

Balances at
March 31, 2002:     5,437,497    2,784,088  7,526,472   1,032,996  (40,145) 11,303,411

Dividends - $.045 per share -            -          -    (244,760)       -    (244,760)

Net income                  -            -          -   1,014,791        -   1,014,791

Exercise of
stock options           2,873        1,466      1,722           -         -      3,188
                    ---------    ---------  ---------   --------- --------  ----------
Balances at
March 31, 2003:     5,440,370    2,785,554  7,528,194   1,803,027  (40,145) 12,076,630

Dividends - $.06 per share  -            -          -    (337,381)       -    (337,381)

Net income                  -            -          -   2,676,156        -   2,676,156

Tax benefit related
to exercise of stock
options                     -            -    549,000           -         -    549,000

Exercise of
stock options         287,888      146,823    340,492           -         -    487,315
                    ---------    ---------  ---------   --------- --------  ----------
Balances at
March 31, 2004:     5,728,258  $ 2,932,377  8,417,686   4,141,802  (40,145) 15,451,720
                    =========    =========  =========   ========= ========  ==========


See accompanying notes to consolidated financial statements.


                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                      Years ended March 31, 2004, 2003 and 2002


                                                2004        2003        2002
Cash flows from operating activities:           ----        ----        ----
  Net income                              $  2,676,156   1,014,791     200,360
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Loss (gain) on disposal of equipment      (1,194)     31,718         933
      Change in allowance for
         doubtful accounts                     (13,892)     32,994     (48,852)
      Depreciation                             837,020     857,374     897,236
      Tax benefit of stock options exercised   549,000           -           -
      Decrease (increase) in
         accounts receivable                  (633,984)   (289,216)    897,066
      Decrease (increase) in income
         taxes receivable                       19,766     (19,766)    278,500
      Decrease (increase) in inventories      (969,301)    134,855   1,553,543
      Decrease (increase) in prepaid expenses
         and other current assets              (83,972)    (24,603)     36,011
      Decrease in deferred income taxes         89,055     341,326     127,442
      Decrease in other assets                  13,979       6,096           -
      Increase (decrease) in deferred income   (10,524)          -     (23,530)
      Increase (decrease) in
         trade accounts payable                495,162     501,517  (1,028,651)
      Increase (decrease) in
         accrued expenses                      403,328      70,435     (47,374)
      Increase in income taxes payable         431,093           -           -
                                             ---------   ---------   ---------
         Net cash provided by
            operating activities             3,801,692   2,657,521   2,842,684
                                             ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures for property,
     plant and equipment                      (515,580)   (577,463)   (397,604)
                                             ---------   ---------   ---------
         Net cash used in
            investing activities              (515,580)   (577,463)   (397,604)
                                             ---------   ---------   ---------
Cash flows from financing activities:
  Repayments under line-of-credit agreement          -    (500,000) (1,250,000)
  Proceeds from exercise of stock options      487,315       3,188           -
  Dividends paid                              (334,867)   (216,783)   (216,753)
                                             ---------   ---------   ---------
         Net cash provided by (used in)
            financing activities               152,448    (713,595) (1,466,753)
                                             ---------   ---------   ---------
Net increase in cash and cash equivalents    3,438,560   1,366,463     978,327

Cash and cash equivalents at
   beginning of year                         2,529,562   1,163,099     184,772
                                             ---------   ---------   ---------
Cash and cash equivalents at end of year  $  5,968,122   2,529,562   1,163,099
                                             =========   =========   =========

Supplemental cash flow information:
  Cash paid for interest                  $          -       1,153      79,337
  Cash paid (received) for income taxes   $     71,734      87,977   (278,500)


See accompanying notes to consolidated financial statements.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

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

(b)  Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c)  Principles of Consolidation

The consolidated financial statements include the financial statements of Technology Research Corporation and its wholly owned subsidiary, TRC Honduras, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.

(d)  Cash Equivalents

Cash equivalents amounted to $2,015,608 and $6,491 at March 31, 2004 and 2003, respectively, and consisted of a money market account.

For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

(e)  Revenue Recognition

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

The Company accrues minimum royalties due from customers over the related royalty period. Royalties earned in excess of minimum royalties due are recognized as reported by the licensees. The Company enters into license agreements and receives nonrefundable license fees in exchange for the use of technology previously developed by the Company. The licensee receives the right to manufacture and sell certain products exclusively within specified geographic areas. The upfront fees are recorded as deferred revenue and recognized as income on a straight-line basis when earned, in accordance with Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements and Staff Accounting Bulletin 104 ("SAB 104"). SAB 104 was released in December 2003 and revises portions of the previously released SAB 101. The SAB 104 revisions did not impact the Company's revenue recognition.

(f)  Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed by sale would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. Prior to the adoption of SFAS No. 144 in 2003, the Company accounted

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

(g)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(h)  Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

(i)  Income Taxes

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

(j)  Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its two incentive stock option plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS 123, provides more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation. The Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148. No stock-based employee compensation expense is reflected in the net income, as all options granted under the plans had an exercise price at least equal to the market price of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair-value recognition and measurement provisions of FASB Statement No. 123 to stock-based employee compensation:
                                                     Year ended March, 31
                                                  2004       2003       2002
                                                  ----       ----       ----
  Net income                                 $ 2,676,156  1,014,791    200,360

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

  Total stock-based employee compensation expense
    determined under fair-value-based method for all
    rewards, net of related tax effect          (117,759)  (104,598)   (99,578)
                                               =========   =========   ========
          Pro forma net income               $ 2,558,397    910,193    100,782
                                               =========   =========   ========

  Earnings per common share:
    Reported earnings per share-basic        $      0.48       0.19       0.04
    Pro forma earnings per share-basic       $      0.46       0.17       0.02
    Reported earnings per share-diluted      $      0.46       0.19       0.04
    Pro forma earnings per share-diluted     $      0.44       0.17       0.02

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

(k)  Earnings per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average common and common shares outstanding have been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price of the period, with the proceeds being used to buy shares from the market (i.e. the treasury stock method). The table below reconciles the calculation of the diluted and basic earnings per share:

                                                     Year ended March, 31
                                                  2004       2003       2002
                                                  ----       ----       ----
  Net income                                 $ 2,676,156  1,014,791    200,360
                                               =========  =========  =========
  Weighted average shares outstanding - basic 5,589,181 5,438,381 5,437,497 Dilutive common shares issuable upon
    exercise of stock options                    238,545     44,069     20,399
                                               ---------  ---------  ---------
                                               5,827,726  5,482,450  5,457,896
                                               =========  =========  =========
  Earnings per common share:
  Basic                                      $      0.48       0.19       0.04
  Diluted                                    $      0.46       0.19       0.04

For the year ended March 31, 2004, options to purchase 153,606 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share. For the year ended March 31, 2003, options to purchase 287,000 shares were considered anti-dilutive for purposes of calculation earnings per share.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

(l)  Warranty

The Company generally provides a one year warranty period for all of its products. Certain products also provide coverage for "downstream" damage of products not manufactured by the Company. Prior to 2004, warranty costs have been minimal and no warranty accrual was required at the end of the reporting period. Beginning in 2004, a warranty accrual in the amount of $20,000 was established. Total warranty expense amounted to $20,000 and charges to the warranty liability amounted to $20,000 in 2004. The provision represents management's estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.

(m)  Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.
The Company would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 did not have a material effect on the Company's financial condition, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. Interpretation 45 changes the accounting for and disclosure of guarantees. Interpretation 45 requires that guarantees meeting certain characteristics be initially recorded as a liability at fair value, in contrast to FASB No. 5 which requires recording a liability only when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material effect on the Company's financial condition, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

variable interest entities which an enterprise holds a variable interest that is acquired before February 1, 2003, the Interpretation applies the first fiscal year or interim period ending after December 15, 2003. In December 2003, the FASB issued a revision to the Interpretation , Interpretation 46R. The revised Interpretation clarifies some of the original Interpretation and exempts certain entities from the requirements. The revised Interpretation is effective for the fiscal year ending after December 15, 2004. The application of this Interpretation is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Initially, SFAS No. 150 required that all financial instruments meeting the criteria of SFAS No. 150 be presented as liabilities rather than being presented as minority interest between the liabilities section and the equity section of the balance sheet. However, the FASB announced on October 29, 2003, that it had indefinitely deferred certain provisions of SFAS No. 150, including those provisions regarding presentation of minority interests. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

(2)  Inventories

Inventories at March 31, 2004 and 2003 consists of:

                                                   2004          2003
                                                   ----          ----

     Raw materials                            $ 3,473,288     3,020,076
     Work in process                              434,090       265,645
     Finished goods                             1,725,799     1,378,155
                                                ---------     ---------
                                              $ 5,633,177     4,663,876
                                                =========     =========

Approximately 40% and 44% of inventories were located in Honduras at March 31, 2004 and 2003, respectively.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

(3)  Property, Plant and Equipment

Property, plant and equipment at March 31, 2004 and 2003 consists of:

                                                                    Estimated
                                             2004        2003      useful lives
                                             ----        ----      ------------
     Building and improvements         $  1,614,517   1,608,138      20 years
     Machinery and equipment              8,654,459   8,169,359    5 - 15 years
                                          ---------   ---------    ------------
                                       $ 10,268,976   9,777,497
                                         ==========   =========

Approximately 24% and 25% of property, plant and equipment is located in Honduras at March 31, 2004 and 2003, respectively.

(4)  Debt

Debt at March 31, 2004 and 2003 consists of a $3,000,000 line of credit due in December 2005 with an outstanding balance of zero at March 31, 2004 and 2003. Interest is based on LIBOR plus 175 basis points which was 2.86% and 3.03% at March 31, 2004 and 2003, respectively.

Borrowings under the line of credit are secured by all accounts receivable, inventories, and property, plant, and equipment, and require the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth amounts. The Company was in compliance with these covenants at March 31, 2004.

(5)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2004 and 2003 are presented below:

                                                            2004       2003
                                                            ----       ----
Deferred tax assets:
     Accounts receivable, principally due to
          allowance for doubtful accounts             $    11,164     16,165
     Inventories, principally due to valuation
          allowance for financial reporting purposes
          and additional costs inventoried for
          tax purposes                                    203,052    253,882
     Accrued expenses, principally due to accrual
          for financial reporting purposes                 24,953     18,661
     Charitable contribution carryover                          -     12,790
     Net operating loss carryforwards                           -     20,341
     Tax credit carryforwards                                   -     39,705
                                                         --------   --------
               Total gross deferred tax assets            239,169    361,544
                                                         --------   --------

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

Deferred tax liabilities:
     Property, plant and equipment, principally
          due to differences in depreciation             (235,120)  (268,440)
                                                         --------   --------
                Net deferred tax asset                $     4,049     93,104
                                                         ========   ========

Net deferred tax assets are included in the accompanying consolidated balance sheets at March 31, 2004 and 2003 as:

                                                            2004       2003
                                                            ----       ----

Deferred income taxes, current asset                  $   239,169    288,708
Deferred income taxes, noncurrent liability              (235,120)  (195,604)
                                                         --------   --------
                                                      $     4,049     93,104
                                                         ========   ========

Management assesses the likelihood that the deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the Company will realize the benefits of these deductible differences at March 31, 2004.

Income tax expense (benefit) for the years ended March 31, 2004, 2003, and 2002 consists of:

                                                2004        2003        2002
                                                ----        ----        ----
     Current:
          Federal                          $ 1,015,734      68,212     (33,331)
          State                                 55,859           -           -
                                              --------    --------   ---------
                                             1,071,593      68,212     (33,331)
                                              --------    --------   ---------
     Deferred:
          Federal                               84,107     312,071     117,247
          State                                  4,948      29,255      10,195
                                              --------    --------   ---------
                                                89,055     341,326     127,442
                                              --------    --------   ---------
                                           $ 1,160,648     409,538      94,111
                                              ========    ========   =========

Income tax expense for the years ended March 31, 2004, 2003 and 2002 differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

                                                 2004        2003        2002
                                                 ----        ----        ----
Computed expected tax expense               $ 1,304,513    484,272     100,120
(Reduction) increase in income taxes
     resulting from:
          Foreign activity for which no
               income tax has been provided    (249,121)  (102,435)    (17,691)
          State income taxes, net of
               Federal income tax effect         40,133     19,309       6,525
          Change in valuation allowance               -    (78,152)          -
          Tax credits expired                         -     71,702           -
          Other                                  65,123     14,842       5,157
                                               --------   --------   ---------
                                            $ 1,160,648    409,538      94,111
                                              =========   ========   =========

The operating results of the foreign manufacturing subsidiary are not subject to foreign tax since it is operating under an indefinite tax holiday. The foreign operations resulted in income of approximately $733,000 in 2004, $301,000 in 2003, and $44,000 in 2002. No income taxes have been provided on these results of operations.

The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $1,273,000 at March 31, 2004. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary was paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

(6)  Stock Options and Grants

The Company has two qualified incentive stock option plans, one performance-incentive stock option plan, and one nonqualified stock option plan (the Plans). Options granted under the Plans are granted to directors, officers and employees at fair value and expire ten years after the date of grant. Except for the performance incentive stock option plan, options granted under the Plans generally vest over three years. Options granted under the performance incentive stock option plan vest at the end of year ten but are subject to accelerated vesting if certain targets are met. Options may be exercised by payment of cash or with stock of the Company owned by the officer or employee. During 2000, stockholders approved a Long Term Incentive Plan with an aggregate of 300,000 shares reserved for this plan, and during 2003, an additional 300,000 shares were approved by the shareholders for an aggregate total of 600,000 shares to be reserved for issuance under this plan.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

Option transactions and other information relating to the Plans for the three years ended March 31, 2004 are as follows:

                  Qualified Performance Non-     Long-term
                  incentive  incentive qualified incentive            Weighted
                    stock     stock     stock      stock              average
                   option    option    option     option              exercise
                    plans     plan      plan                  Total    price
                   -------   -------  -------   ---------   --------  --------
Outstanding at
March 31, 2001     143,052   300,000   48,166      93,000    584,218    $ 3.41
     Granted             -         -        -     100,250    100,250      1.64
     Canceled       (8,968)  (50,000)  (1,500)    (15,000)   (75,468)     3.97
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2002     134,084   250,000   46,666     178,250    609,000      3.07
     Granted             -         -        -      40,000     40,000      1.92
     Canceled       (3,000)        -        -           -     (3,000)     1.06
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2003     131,084   250,000   46,666     218,250    646,000      3.01
     Granted             -         -        -     342,900    342,900     10.03
     Exercised    (107,184)        -  (42,039)   (138,665)  (287,888)     3.41
     Cancelled     (17,616)        -   (1,927)          -    (19,543)     1.40
                   -------   -------  -------   ---------   --------
Outstanding at
March 31, 2004       6,284   250,000    2,700     422,485    681,469    $ 7.10
                   -------   -------  -------   ---------   --------
Total number of options
  available under
  the plans        166,667   400,000  333,333     600,000  1,500,000

Exercisable at
  March 31, 2004     6,284         -    2,700      49,503     58,487    $ 1.71

Available for issue
  at March 31, 2004      -   150,000        -      38,850    188,850


The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $10.03, $1.92 and $1.64, respectively, on the date of grant using the Black Scholes option pricing model, with the following assumptions:

                                          Years Ended March 31,
                                          ---------------------
                                     2004         2003         2002
                                     ----         ----         ----
     Expected dividend yield         0.01%        1.70%        2.50%
     Risk free interest rate         5.00%        1.00%        2.00%
     Expected volatility            92.28%       92.63%      100.14%
     Expected life                 7.31 years   8.93 years  3.80 years

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no reserved shares issued during the years ended March 31, 2004, 2003 or 2002.

At March 31, 2004, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

                Options Outstanding                     Options Exercisable
-------------------------------------------------  ----------------------------
                Number     Weighted average  Weighted     Number       Weighted
Range of      outstanding     remaining      average    exercisable    average
exercise        as of        contractual     exercise      as of       exercise
prices      March 31, 2004   life(years)      price    March 31, 2004   price
--------    --------------  --------------  ---------  --------------  --------
$1.06-1.43        1,000         5.0        $   1.06          1,000    $   1.06
$1.44-1.63       38,650         5.5            1.52         20,317        1.54
$1.64-2.05       51,252         6.8            1.76         34,503        1.77
$2.06-2.74       80,667         9.0            2.72            667        2.06
$2.75-5.13      252,000         2.2            5.11          2,000        2.75
$5.13-12.34     257,900        10.00          12.34              -           -
            --------------  --------------  ---------  --------------  --------
                681,469         6.5        $   7.10         58,487    $   1.71
                =======         ===        ========        =======     =======

(7)  Leases

The Company leases the land on which its operating facility is located. This operating lease is for a period of 20 years through August 2001 with options to renew for two additional ten-year periods. The Company utilized the first ten-year option and extended the lease through August 2011. The lease provides for rent adjustments every five years. The Company is responsible for payment of taxes, insurance, and maintenance. In the event the Company elects to terminate the lease, title to all structures on the land reverts to the lessor. The Company's subsidiary leases its operating facility in Honduras. This operating lease was for five years through the year 2002 and was extended in 2002, 2003 and 2004 for one additional year, respectively.

Future minimum lease payments under noncancelable operating leases as of March 31, 2004 are:

                     Year ending March 31,
                     ---------------------
                       2005                             $  180,812
                       2006                                 24,612
                       2007                                 24,612
                       2008                                 24,612
                       2009                                 24,612
                       Thereafter                           59,479
                                                          --------
            Total minimum lease payments                $  338,739
                                                          ========

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002


Rental expense for all operating leases was approximately $187,000 in 2004, $182,000 in 2003 and $233,000 in 2002.

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

                                               2004        2003        2002
                                            ----------  ----------  ----------
              Commercial                  $ 11,941,713  10,254,998  10,276,165
              Military                      12,304,263   7,386,144   6,241,266
                                            ----------  ----------  ----------
                                          $ 24,245,976  17,641,142  16,517,431
                                            ==========  ==========  ==========

Significant customers who accounted for 10 percent or more of sales and aggregate exports were:
                                                    Year ended March 31
     Customer                                 2004          2003        2002
     --------                                 ----          ----        ----
U.S. Military (direct sales)             $  6,892,693    2,850,188    1,605,770
Fermont (a division of ESSI, a U.S.
   Government Prime Contractor)             4,545,847    3,937,999    3,855,593
                                           ----------    ---------    ---------
       Totals sales for major customers  $ 11,438,540    6,788,187    5,461,363
                                           ==========    =========    =========
Exports:
    Canada                               $    344,020      417,094      293,650
    Far East                                1,389,773    1,020,078    1,288,102
    Europe                                  2,207,887    2,632,357    1,899,842
    Mexico                                          -            -      169,833
    Australia                                  28,303       36,020        3,167
    South America                              13,867        6,484        6,458
    Middle East                                23,770       14,257       15,000
                                            ---------    ---------    ---------
        Total exports                    $  4,007,620    4,126,290    3,676,052
                                            =========    =========    =========

(9)  Benefit Plan

The Company's 401(k) plan covers all employees with six months and 1,000 hours of service who are at least 21 years old. The Company matches employee contributions dollar-for-dollar up to $400. Total Company contributions were approximately $25,000 in 2004, $21,700 in 2003, and $26,700 in 2002.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002

(10)  Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

(11)  Stock Repurchase Plan

On December 9, 1999, the Company's board of directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market. Through the year ended March 31, 2004, the Company has repurchased 21,500 shares at a cost of $40,145.

                           TECHNOLOGY RESEARCH CORPORATION
                                   AND SUBSIDIARY
                     Notes to Consolidated Financial Statements
                            March 31, 2004, 2003 and 2002


(13)  Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenue, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2004 and 2003 are:


                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 2004:
     Operating revenues         $  5,659,915  6,212,654  5,805,556  6,658,512
                                   =========  =========  =========  =========
     Gross profit               $  1,928,812  2,449,486  2,334,702  2,702,370
                                   =========  =========  =========  =========
     Operating income           $    778,522  1,163,167    935,060    944,008
                                   =========  =========  =========  =========
     Net income                 $    584,100    793,860    680,388    617,808
                                   =========  =========  =========  =========
     Basic earnings per share   $       0.11       0.14       0.12       0.11
                                   =========  =========  =========  =========
     Diluted earnings per share $       0.10       0.14       0.11       0.10
                                   =========  =========  =========  =========

                                     First     Second      Third     Fourth
                                    quarter    quarter    quarter    quarter
                                    -------    -------    -------    -------
Year ended March 31, 2003:
     Operating revenues         $  3,855,318  3,968,816  4,582,284  5,355,518
                                   =========  =========  =========  =========
     Gross profit               $  1,240,508  1,312,149  1,491,250  1,701,005
                                   =========  =========  =========  =========
     Operating income           $    187,210    304,690    465,114    492,703
                                   =========  =========  =========  =========
     Net income                 $    129,455    206,131    311,963    367,242
                                   =========  =========  =========  =========
     Basic earnings per share   $       0.02       0.04       0.06       0.07
                                   =========  =========  =========  =========
     Diluted earnings per share $       0.02       0.04       0.06       0.07
                                   =========  =========  =========  =========