Form 10QSB
period 2004-06-30
TECHNOLOGY RESEARCH CORP
filed 2004-08-17
CIK 741556

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                              Outstanding at July 31, 2004
Common stock, $.51 par value                            5,755,792


Transitional Small Business Disclose Format (Check one):  Yes [ ] No [X]












                                TABLE OF CONTENTS




Part I - Financial Information                                            Page

  Item 1 - Financial Statements:

    Condensed Consolidated Balance Sheets (unaudited)
       - June 30, 2004 and March 31, 2004.................................. 1

    Condensed Consolidated Statements of Income (unaudited)
       - Three months ended June 30, 2004 and June 30, 2003................ 2

    Condensed Consolidated Statements of Cash Flows (unaudited)
       - Three months ended June 30, 2004 and June 30, 2003................ 3

    Notes to Condensed Consolidated Financial Statements (unaudited)....... 4

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

  Item 2 - Changes in Securities.......................................... 13

  Item 3 - Defaults Upon Senior Securities................................ 13

  Item 4 - Submission of Matters to a Vote of Security Holders............ 14

  Item 5 - Other Information.............................................. 14

  Item 6 - Exhibits and Reports on Form 8-K............................... 14

    -  Exhibit 31.1  The Chief Executive Officer's certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

    -  Exhibit 31.2  The Chief Financial Officer's certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

    -  Exhibit 32.1  The Chief Executive Officer's certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

    -  Exhibit 32.2  The Chief Financial Officer's certification required under Section 906 of the Sarbanes-Oxley Act of 2002.


  Signatures.............................................................. 15





PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                                                        June 30       March 31
                 ASSETS                                   2004          2004
Current assets:                                       -----------    ---------
   Cash and cash equivalents                         $  4,332,677    5,968,122
   Accounts receivable, net                             4,000,361    3,420,701
   Inventories:
     Raw material                                       4,273,103    3,473,288
     Work in process                                      558,863      434,090
     Finished goods                                     1,626,659    1,725,799
                                                       ----------   ----------
       Total inventories                                6,458,625    5,633,177
   Prepaid expenses and other current assets              420,892      206,295
   Deferred income taxes                                  254,797      239,169
                                                       ----------   ----------
                    Total current assets               15,467,352   15,467,464
                                                       ----------   ----------
Property, plant and equipment                          11,221,920   10,268,976
     Less accumulated depreciation                      7,401,787    7,203,205
                                                       ----------   ----------
                    Net property, plant and equipment   3,820,133    3,065,771
                                                       ----------   ----------
Other assets                                               40,048       38,633
                                                       ----------   ----------
                                                     $ 19,327,533   18,571,868
                                                       ==========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                          $  2,118,144    1,547,979
     Accrued expenses                                     465,849      767,185
     Dividends payable                                     99,767       99,295
     Income taxes payable                                 281,044      431,093
     Deferred income                                       10,525       10,525
                                                       ----------   ----------
                    Total current liabilities           2,975,329    2,856,077
Deferred income                                            26,320       28,951
Deferred income taxes                                     235,120      235,120
                                                       ----------   ----------
                    Total liabilities                   3,236,769    3,120,148
                                                       ----------   ----------
Stockholders' equity:
     Common stock                                       2,945,994    2,932,377
     Additional paid-in capital                         8,455,766    8,417,686
     Retained earnings                                  4,729,149    4,141,802
                                                       ----------   ----------
                                                       16,130,909   15,491,865
     Treasury stock, at cost - 21,500 shares              (40,145)     (40,145)
                                                       ----------   ----------
                    Total stockholders' equity         16,090,764   15,451,720
                                                       ----------   ----------
                                                     $ 19,327,533   18,571,868
                                                       ==========   ==========

See accompanying notes to condensed consolidated financial statements.
                                  - 1 -

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                              Three Months Ended
                                                    June 30

                                               2004        2003
                                            ----------  ----------
Operating revenues:
  Net sales                              $   7,078,313   5,648,655
  Royalties                                     52,631      11,260
                                            ----------  ----------
                                             7,130,944   5,659,915
                                            ----------  ----------

Operating expenses:
  Cost of sales                              4,509,416   3,719,843
  Selling, general, and administrative       1,156,798     847,892
  Research, development and engineering        466,471     313,658
                                            ----------  ----------
                                             6,132,685   4,881,393
                                            ----------  ----------
    Operating income                           998,259     778,522
Interest and sundry income                       7,220       1,989
                                            ----------  ----------
       Income before income taxes            1,005,479     780,511
Income taxes                                   331,809     196,411
                                            ----------  ----------
       Net income                        $     673,670     584,100
                                            ==========  ==========

Earnings per common share:

    Basic                                $        0.12        0.11
    Diluted                              $        0.11        0.10

Weighted average number of common
  shares outstanding:

    Basic                                    5,745,850   5,445,475
    Diluted                                  5,977,941   5,625,994


Dividends paid                           $       0.015        0.01


See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Three  Months Ended
                                                            June 30

                                                      2004          2003
                                                   ----------    ----------
Cash flows from operating activities:

  Net income                                    $     673,670       584,100

  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Tax benefit of stock options exercised            7,486             -
      Depreciation                                    208,679       222,796
      Increase in accounts receivable                (579,660)     (214,155)
      Increase in inventories                        (825,448)      (45,605)
      Increase in prepaid expenses                   (214,597)     (265,727)
      Increase in deferred income taxes               (15,628)       (4,475)
      Decrease in income taxes receivable                   -        19,766
      Decrease (increase) in other assets              (1,415)        1,559
      Increase in accounts payable                    570,165       482,162
      Decrease in accrued expenses                   (301,336)     (101,462)
      Increase (decrease) in income taxes payable    (150,049)      181,120
      Decrease in deferred income                      (2,631)       (2,631)
                                                   ----------    ----------
        Net cash provided by (used in)
            operating activities                     (630,764)      857,448
                                                   ----------    ----------
Cash flows from investing activities:
  Capital expenditures                               (963,041)     (133,813)
                                                   ----------    ----------
        Net cash used in investing activities        (963,041)     (133,813)
                                                   ----------    ----------
Cash flows from financing activities:
  Proceeds from stock option exercises                 44,211             -
  Dividends paid                                      (85,851)      (83,832)
                                                   ----------    ----------
        Net cash used in financing activities         (41,640)      (83,832)
                                                   ----------    ----------
Increase (decrease) in cash and cash equivalents   (1,635,445)      639,803

Cash and cash equivalents at beginning of period    5,968,122     2,529,562
                                                   ----------    ----------
Cash and cash equivalents at end of period      $   4,332,677     3,169,365
                                                   ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                        June 30, 2004 and March 31, 2004

1. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial statements for the interim period. These statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004.

The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2. Basic earnings per common share has been computed by dividing net earnings by the weighted average number of common shares outstanding.

Diluted earnings per common share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price of the period, with the proceeds being used to buy shares from the market (i.e. the treasury stock method).

The table below reconciles the calculation of the diluted and basic earnings per share:
                                         Three months ended June 30,
                                              2004         2003

   Net income                           $     673,670     584,100
                                           ==========  ==========
   Weighted average shares
     outstanding - basic                    5,745,850   5,445,475

   Dilutive common shares issuable
     upon exercise of stock options           232,091     180,519
                                           ----------  ----------
   Weighted average shares - diluted        5,977,941   5,625,994
                                           ==========  ==========
Earnings per common share:
Basic                                   $        0.12        0.11
Diluted                                 $        0.11        0.10

For the three-month period ended June 30, 2004, options to purchase 245,400 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share. For the three-month period ended June 30, 2003, options to purchase 250,000 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

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

5. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Initially, SFAS No. 150 required that all financial instruments meeting the criteria of SFAS No. 150 be presented as liabilities rather than being presented as minority interest between the liabilities section and the equity section of the balance sheet. However, the FASB announced on October 29, 2003, that it had deferred certain provisions of SFAS No. 150. The Company does not currently have any instruments subject to SFAS No. 150, and, accordingly, adoption is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

6. As of June 30, 2004, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of the Accounting Principles Board ("APB") Opinion
No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in the net earnings, as all options granted under the plans had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                               Three months ended June 30,
                                                    2004         2003
                                               ---------------------------
Reported net income                          $    673,670      584,100

  Total stock-based employee compensation
    expense determined under fair value
    based method for all rewards, net of
    related tax effect                            (189,355)     (24,866)
                                                 =========     =========
  Pro forma net income                       $     484,315      559,234
                                                 =========     =========
  Earnings per common share:
    Reported earnings per share-basic        $        0.12         0.11
    Pro forma earnings per share-basic       $        0.08         0.10
    Reported earnings per share-diluted      $        0.11         0.10
    Pro forma earnings per share-diluted     $        0.08         0.10

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The following weighted-average assumptions were used in the model for the three months ended June 30, 2004 and 2003:


                                      Three months ended June 30,
                                     ------------------------------
                                           2004         2003
                                           ----         ----
     Expected dividend yield               0.005%       1.60%
     Risk free interest rate               5.00%        1.00%
     Expected volatility                  92.3%        91.9%
     Expected life                         7.31 years   8.34 years



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

As used in this Quarterly Report on Form 10-QSB, "we," "our," "us," the "Company" and "TRC" refer to Technology Research Corporation and its subsidiary, unless the context otherwise requires.


General

TRC is an internationally recognized leader in electrical safety products that prevent electrocution and electrical fires and protect against serious injury from electrical shock. Based on its core technology in ground fault sensing, products are designed to meet the needs of the consumer, commercial and industrial markets worldwide. The Company also supplies power monitors and control equipment to the United States Military and its prime contractors.

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

You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-KSB for the year ended March 31, 2004, in evaluating us and our business before making an investment decision regarding our securities:

     -  Failure to achieve our growth strategy.
     -  Unavailability and cost increases in raw materials and components.
     -  The loss of or significant decrease in sales to large customers.
     -  Adverse changes in operations of global manufacturing facilities.
     -  Interruptions of manufacturing operations.
     -  Infringement or loss of proprietary rights.
     -  Seasonality.
     -  Competing with other large companies that produce similar products.
     -  Newly acquired businesses or product lines.


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

Allowance for Doubtful Accounts. The Company records an allowance for estimated losses resulting from the inability of our customers to make required payments on their balances. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts.

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

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                               Operating Results

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.


Current Three Months Ended June 30, 2004 versus Three Months Ended
June 30, 2003

The Company's operating revenues for the first quarter ended June 30, 2004 were $7,130,944, compared to $5,659,915 for the same quarter last year, an increase of 26%. Net income for the current quarter was $673,670, compared to $584,100 for the same quarter last year, an increase of 15%. Basic earnings for the current quarter were $0.12 per share and diluted earnings were $0.11 per share, compared to basic earnings of $0.11 per share and diluted earnings of $0.10 per share for the same quarter last year. The improvement in net income for the quarter ended June 30, 2004, compared to the same quarter last year, was due to an increase in revenues and gross profit margins that offset approximately $461,719 in higher operating expenses, $78,786 due to a change in the Company's effective income tax rate of 33%, compared to 25% in the prior year's quarter. In addition, a greater number of outstanding common shares affected earnings per share by approximately $0.01.

The Company started its 2005 fiscal year with record shipments resulting from growth in both the commercial and military markets. In preparation for the specific revenue opportunity created by the air conditioner market, the Company incurred additional operating expense and made initial capital investments of approximately $1,000,000 in the quarter which were required for the Company to meet the upcoming deadlines of the air conditioning manufacturers. The Company should start realizing revenues from this investment in its second quarter ending September 30, 2004.

Commercial and military revenues for the quarter ended June 30, 2004 increased by $467,176 and $962,482, respectively and royalty income increased by $41,371 compared to the quarter ended June 30, 2003. The increase in commercial revenues was primarily attributed to product expansion into retail stores, several new brand label accounts, including a new three year agreement with Coleman Cable Systems, Inc. and shipments resulting from the new three year agreement with Alfred Karcher GMBH for their sprayer washer requirements. The increase in revenues from sales to both the military and its subcontractors of control devices related to the Tactical Quiet Generator ("TQG") programs was the result of on-going U.S. military activity and follow-on releases of existing contracts with Fermont, a division of Engineered Support Systems. Royalties increased as the result of a minimum royalty payment by Applica, Inc. in the amount of $50,000, as specified in the December 2002 agreement with Applica, Inc. regarding the use of the Company's Fire Shield(R) technology in certain of its kitchen appliances. The Company does not expect to record any further significant royalties in the 2005 fiscal year.

Although the Company is benefiting from strong sales in its overall core business, the new market for cord fire protection for portable air conditioners, as required by the new UL 1699 standard, continues to represent the major growth opportunity for the Company in its 2005 fiscal year. Approximately 10% of the market is represented by Packaged Terminal Air Conditioner ("PTAC") units, which are used in commercial applications such as motels, schools, nursing homes and small offices. The majority of the market, or approximately 90%, is represented by room air conditioner ("RAC") units which have residential applications. The Company plans to manufacture the majority of the PTAC units, as well as RAC units for U.S. requirements, at its Honduran manufacturing facility, whereas the majority of the RAC units are expected to be supplied to the Company through multiple contract manufacturers in the Far East to satisfy the specific delivery requirements in various geographical areas.

The Company recently announced initial orders from eight different manufacturers totaling $3.1 million for its Fire Shield(R) LCDI Power Cords. These orders are primarily for PTAC units which are scheduled over the next six months. Follow-on orders are anticipated. While the decision cycle of the RAC manufacturers has taken longer than anticipated, the scope of the opportunity for the Company remains unchanged. These units are generally manufactured from late fall through early spring for the upcoming summer season; and therefore, should have a positive seasonal effect on revenues for the Company's third and fourth quarters. The Company is finalizing agreements with several large RAC manufacturers and expects to shortly receive initial orders.

The Company's gross profit margin on net sales was 36% for the current quarter and 34% for the same quarter last year reflecting improved manufacturing productivity and product mix.

Selling, general and administrative expenses for the current quarter were $1,156,798, compared to $847,892 in the same quarter last year, an increase of approximately 36%, reflecting higher salary related expenses of $124,590, professional fees of $70,486, travel expenses of $38,756, stockholder/board of director expenses of $36,003, and an increase in other expenses of $39,071.

Selling expenses were $588,645 for the current quarter, compared to $466,202 the same quarter last year, an increase of approximately 26%. General and administrative expenses were $568,153, compared to $381,690 in the same quarter last year, an increase of approximately 49%. The increase in stockholder/ board of director expenses were the result of the Company's new board of director compensation plan as described in the Company's 2004 Proxy Statement. All other increases were primarily related to the cost of supporting the growth in business and the new room air conditioner market.

Research, development and engineering expenses for the current quarter were $466,471, compared to $313,658 for the same quarter last year, an increase of approximately 49%. Salary related expenses increased by $132,417 due to increased personnel, and additional expenses of $22,667 were incurred for outside testing services, both relating to the support of the new room air conditioner market. All other expenses decreased by $2,271.

Interest and sundry income was $7,220 for the current quarter, compared to $1,989 for the same quarter last year, reflecting no debt and earnings on cash balances during each quarter.

In accordance with SFAS 109, "Accounting for Income Taxes", the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration. Accordingly, the Company's Honduran subsidiary was profitable which caused a decrease in the effective tax rate of the Company. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance. The Company's effective tax rate was 33% for the quarter ended June 30, 2004, compared to 25% for the same quarter last year, reflecting higher earnings generated in the U.S. from stronger military sales.


Liquidity and Capital Resources

As of June 30, 2004, the Company's cash and cash equivalents decreased to $4,332,677 from the March 31, 2004 total of $5,968,122. Cash used in operating activities was $630,764, cash used in investing activities was $963,041 and cash used in financing activities was $41,640, giving a total decrease of $1,635,445.

Cash used in operating activities was primarily due to an increase in accounts receivable, inventories and prepaid expenses of $579,660, $825,448 and $214,597, respectively, and a decrease in accrued expenses of $301,336, offset to some extent by net income of $673,670, depreciation in the amount of $208,679 and an increase in accounts payable of $570,165. The increase in accounts receivable, inventories and accounts payable was primarily the result of the Company's increased business. The increase in prepaid expenses was the result of advanced discounted payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurances. The decrease in accrued expense was the result of the Company paying bonuses which were accrued as of March 31, 2004.

Cash used in investing activities was related to purchases of capital equipment in preparation of the Company's Honduran subsidiary and its Far East contract manufacturers to build product to support the new room air conditioner market. The Company's capital expenditures were $963,041 in the first quarter ended June 30, 2004 compared to $133,813 in the prior year's quarter.

Cash used in financing activities was due to the Company's payment of cash dividends in the amount of $85,851, offset to some extent by proceeds from exercises of stock options in the amount of $44,211.

On November 12, 2003, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2005. Although the Company did not utilize its line of credit in the first quarter, the Company has the option of borrowing at the prime rate, as defined by the lender, of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

The Company's working capital decreased by $119,364 to $12,492,023 at June 30, 2004, compared to $12,611,387 at March 31, 2004. The Company believes cash flow from operations, the available bank line and current cash and cash equivalents position will be sufficient to meet its working capital requirements for the next twelve months.


The first quarter dividend of $0.015 per share was paid on July 23, 2004 to shareholders of record on June 30, 2004. The Company's annual dividend is $0.06 per share.


New Accounting Standards

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Initially, SFAS No. 150 required that all financial instruments meeting the criteria of SFAS No. 150 be presented as liabilities rather than being presented as minority interest between the liabilities section and the equity section of the balance sheet. However, the FASB announced on October 29, 2003, that it had deferred certain provisions of SFAS No. 150. The Company does not currently have any instruments subject to SFAS No. 150, and, accordingly, adoption is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.


Item 3. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the quarter covered by this report that have materially effected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

Item 1.  Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


Item 2.  Changes in Securities

Not Applicable.


Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.


Item 5.  Other Information

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 31.1  The Chief Executive Officer's certification required under
                   Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2  The Chief Financial Officer's certification required under
                   Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1  The Chief Executive Officer's certification required under
                   Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2  The Chief Financial Officer's certification required under
                   Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     Form 8-K dated May 3, 2004 reported under "Item 12. Results of Operations and Financial Condition" that the Company issued a press release describing its results of operations for the fourth quarter and year ended March 31, 2004 and attached such press release.

     Form 8-K dated May 13, 2004 reported under "Item 5. Other Events" that the Company issued a press release describing its CEO Succession Plan.

     Form 8-K dated July 28, 2004 reported under "Item 12. Results of Operations and Financial Condition" that the Company issued a press release describing its results of operations for the first quarter ended June 30, 2004 and attached such press release.

                ___________________________________________


                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TECHNOLOGY RESEARCH CORPORATION
                                       (registrant)



    August 16, 2004           /s/ Scott J. Loucks
___________________________   __________________________________
          Date                Scott J. Loucks
                              Chief Financial Officer,
                              (principal financial, accounting and
                              Duly Authorized Officer)