Form 10QSB
period 2004-09-30
TECHNOLOGY RESEARCH CORP
filed 2004-11-15
CIK 741556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-QSB

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

0-13763
(Commission file No.)

TECHNOLOGY RESEARCH CORPORATION
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-2095002
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5250-140th Avenue North Clearwater, Florida 33760
(Address of principal executive offices)
(727) 535-0572
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

As of October 31, 2004 there were 5,755,792 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

TECHNOLOGY RESEARCH CORPORATION

September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operations
Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 — Whirlpool Agreement dated August 9, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30,	March 31,
	2004	2004
Current assets:
Cash and cash equivalents	$2,933,958	5,968,122
Short-term investments	482,802	-
Trade and other accounts receivable, net of allowance for
doubtful accounts of $26,193 and $31,010	4,236,633	3,420,701
Inventories, net	7,865,834	5,633,177
Deferred income taxes	254,797	239,169
Prepaid expenses	412,017	206,295
Total current assets	16,186,041	15,467,464

Property and equipment, net of accumulated depreciation of $7,590,113 and $7,203,205	4,885,447	3,065,771
Other assets	39,888	38,633
Total assets	$21,111,376	18,571,868

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$3,717,589	1,547,979
Accrued expenses	595,705	767,185
Accrued dividends	99,835	99,295
Income taxes payable	103,844	431,093
Deferred income	10,525	10,525
Total current liabilities	4,527,498	2,856,077

Deferred income - long term	23,689	28,951
Deferred income taxes	235,120	235,120
Total liabilities	4,786,307	3,120,148

Shareholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,755,792 shares and 5,728,258 shares issued	2,946,419	2,932,377
Additional paid-in capital	8,457,938	8,417,686
Common stock held in treasury, 21,500 shares at cost	(40,145)	(40,145)
Retained earnings	4,960,857	4,141,802
Total shareholders' equity	16,325,069	15,451,720
Total liabilities and shareholders' equity	$21,111,376	18,571,868

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Commercial	$4,232,477	2,943,530	8,008,530	6,249,099
Military	2,832,299	3,227,111	6,134,559	5,570,197
Royalties	4,751	42,013	57,382	53,273
Total operating revenues	7,069,527	6,212,654	14,200,471	11,872,569
Cost of sales	4,925,848	3,721,155	9,435,264	7,440,999
Gross profit	2,143,679	2,491,499	4,765,207	4,431,570
Operating expenses:
Selling and marketing	592,370	587,129	1,181,015	1,053,331
General and administrative	581,844	418,429	1,149,997	800,119
Research and development	501,423	322,774	967,894	636,432
Total operating expenses	1,675,637	1,328,332	3,298,906	2,489,882
Income from operations	468,042	1,163,167	1,466,301	1,941,688
Other income (expense):
Interest expense	(495)	-	(743)	-
Other income, net	7,145	3,034	14,613	5,024
Other income and interest expense, net	6,650	3,034	13,870	5,024
Income before income taxes	474,692	1,166,201	1,480,171	1,946,712

Income taxes	156,647	372,341	488,456	568,752
Net income	$318,045	793,860	991,715	1,377,960

Earnings per share - basic	$0.06	0.14	0.17	0.25
Earnings per share - diluted	$0.05	0.14	0.17	0.24
Cash dividends declared per share	$0.015	0.015	0.03	0.03
Weighted average common shares
outstanding - basic	5,755,584	5,529,811	5,750,111	5,493,301
Weighted average common shares
outstanding - diluted	5,947,031	5,750,059	5,966,279	5,649,791

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$991,715	1,377,960
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Tax benefit of stock options exercised	8,612	-
Depreciation	447,985	428,956
Gain on disposal of assets	1,390	-
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	(815,932)	(1,418,375)
Income taxes receivable	-	19,766
Inventories, net	(2,232,657)	(60,869)
Prepaid expenses	(205,722)	(141,088)
Deferred income taxes	(15,628)	(4,475)
Other assets	(1,255)	(53,292)
Trade accounts payable	2,169,610	198,293
Accrued expenses	(171,480)	(44,295)
Income taxes payable	(327,249)	559,261
Deferred income	(5,262)	(5,262)
Net cash (used) provided by operating activities	(155,873)	856,580
Cash flows from investing activities:
Purchase of capital expenditures	(2,269,051)	(212,848)
Change in short-term investments	(482,802)	-
Net cash used by investing activities	(2,751,853)	(212,848)
Cash flows from financing activities:
Proceeds from the exercise of stock options	45,682	264,476
Cash dividend paid	(172,120)	(165,278)
Net cash (used) provided by financing activities	(126,438)	99,198
Net (decrease) increase in cash and cash equivalents	(3,034,164)	742,930
Cash and cash equivalents at beginning of period	5,968,122	2,529,562
Cash and cash equivalents at end of period	$2,933,958	3,272,492

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1.     Basis of Presentation:

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-KSB for the year ended March 31, 2004.

The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

2.    Earnings per share:

Basic earnings per share has been computed by dividing net earnings by the weighted average number of common shares outstanding.

Diluted earnings per share has been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding. The weighted average common and common equivalent shares outstanding figure has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price of the period, with the proceeds being used to buy shares from the market (i.e. the treasury stock method).

The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net income	$318,045	793,860	991,715	1,377,960
Weighted average shares outstanding - basic	5,755,584	5,529,811	5,750,111	5,493,301
Dilutive common shares issuable upon exercise of stock options	191,447	220,248	216,168	156,490
Weighted average shares outstanding - diluted	5,947,031	5,750,059	5,966,279	5,649,791
Earnings per share:
Basic	$0.06	0.14	0.17	0.25
Diluted	$0.05	0.14	0.17	0.24

For both the three-month and six-month periods ended September 30, 2004, 246,400 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share. For the three-month and six-month periods ended September 30, 2003, options to purchase zero shares and 250,000 shares, respectively, of common stock were considered anti-dilutive for purposes of calculating earnings per share.

3.    Short-term investments:

In July 2004, the Company invested $480,000 in five six-month certificates of deposit that are due to mature in February 2005. The value of the short-term investment totaled $482,802 at September 30, 2004.

4.   Inventories:

Inventories consist of the following as of:

Raw materials	$5,736,183	3,473,299
Work-in-process	524,171	434,090
Finished goods	1,605,480	1,725,799
Total	$7,865,834	5,633,177

5.    Warranty:

The Company generally provides a one year warranty period for all of its products. The Company also provides coverage on certain of its surge products for "downstream" damage of products not manufactured by the Company. The Company's warranty provision represents management's estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty. A roll-forward of the activity in the Company's warranty provision for the six months ended September 30, 2004 is as follows:

Beginning balance	$20,000
Warranty expense	23,167
Warranty claims	(2,948)
Ending balance	$40,219

6. Stock-Based Compensation:

The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Net income - as reported	$318,045	793,860	991,715	1,377,960
Deduct: Total stock-based compensation
expense determined under fair
value based method	(192,839)	(24,866)	(385,679)	(49,732)
Net income - pro forma	$125,206	768,994	606,036	1,318,228
Basic earnings per share:
as reported	$0.06	0.14	0.17	0.25
pro forma	$0.02	0.14	0.11	0.24
Diluted earnings per share
as reported	$0.05	0.14	0.17	0.24
pro forma	$0.02	0.13	0.11	0.24

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-QSB, “we,” “our,” “us,” the “Company” and “TRC” refer to Technology Research Corporation and its subsidiary, unless the context otherwise requires.

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

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, and any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events as well as results may differ materially. In evaluating these statements, you should specifically consider the Risk Factors described in the next section. Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, into the marketplace, the effective utilization of the Company’s Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies and the impact of competitive products and pricing. The Company cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and the Company disclaims any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing. More information about factors that potentially could affect the Company’s financial results is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended March 31, 2004.

Risk Factors

You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-KSB for the year ended March 31, 2004, in evaluating us and our business before making an investment decision regarding our securities:

•	Failure to achieve our growth strategy.
•	Unavailability and cost increases in raw materials and components.
•	The loss of or significant decrease in sales to large customers.
•	Adverse changes in operations of global manufacturing facilities.
•	Interruptions of manufacturing operations.
•	Infringement or loss of proprietary rights.
•	Seasonality.
•	Competing with other large companies that produce similar products.
•	Newly acquired businesses or product lines.
•	Weaknesses in internal controls and financial reporting, which are currently unknown, may be identified as the Company documents, assesses and tests such controls over the next several months to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

The scope, complexity and timing of the emerging room air conditioning (“RAC”) market is placing new and increased demands on the Company's production capabilities, information technology systems and other resources. To manage the growth effectively, the Company must: (i) maintain a high level of manufacturing quality and efficiency; (ii) properly manage its third party suppliers and independent sub-contract manufacturers; (iii) continue to enhance its operational, financial and management systems, including its database management, inventory control and distribution systems; (iv) expand, train and manage its employee base; (v) compete with aggressive price cutting by competitors; and (vi) vigorously protect and defend its Fire Shield® patents and intellectual property. As a result, the Company has a significant challenge to effectively capture, manage and maintain the growth resulting from this new market.

Critical Accounting Policies

The preparation of financial statements and related disclosures, in conformity with U.S. generally accepted accounting principles, requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates the Company could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company’s financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Forward-Looking Statements.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with U.S. generally accepted accounting principles, and present a meaningful presentation of the Company’s financial condition and results of operations.

Management believes that the following are critical accounting policies:

•       Revenue Recognition. The Company recognizes revenue when an order has been received, pricing is fixed, product has been shipped and collectibility is reasonably assured. Title to goods passes to customers upon shipment or in a few cases upon receipt, there are no customer acceptance provisions included in sales contracts and the Company has no installation obligation subsequent to product shipment. Similarly, revenue is recognized upon shipment to distributors as title passes to them without additional involvement or obligation. Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties. Cost of sales includes the cost of the product and the Company's estimate of any additional warranty, rework or other concessions the Company expects to incur in connection with a sale. Government sales are fixed price contracts. The Company has not experienced losses in the past on such contracts. Should the Company identify a loss on a future contract, the Company would account for the loss under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, and record a charge against earnings in the period the estimated loss was identified. The Company accrues minimum royalties due from customers over the related royalty period. Royalties earned in excess of minimum royalties due are recognized as reported by the licensees. The Company enters into license agreements and receives nonrefundable license fees in exchange for the use of technology previously developed by the Company. The licensee receives the right to manufacture and sell certain products within specified geographic areas. The nonrefundable license fees are recorded as deferred revenue and recognized as income on a straight-line basis over the exclusivity period of the agreement. A termination or change to the initial license agreement could result in an accelerated recognition of the deferred revenue. License fees are included in royalty revenue.
•       Provision for Excess and Obsolete Inventory. The Company's financial statements include an estimate associated with a valuation allowance with respect to inventory. Various assumptions and other factors underlie the determination of this estimate. The process of determining this estimate is fact specific and takes into account primarily historical experience and expected economic conditions. The Company evaluates this estimate on a monthly basis and makes adjustments each quarter where facts and circumstances dictate. The Company evaluates all inventory which has not had activity for twelve months.

•       Provision for Income Taxes. Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its repatriation. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary are paid as dividends to the Company. The Company applies the Comparable Profits Method (“CPM”) transfer pricing method to determine the amounts its subsidiary charges to the parent.

•       Allowance for Doubtful Accounts. The Company records an allowance for estimated losses resulting from the inability of our customers to make required payments on their balances. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts.

•       Impairment of Long-Lived Assets. The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. In evaluating the fair value and future benefits of its assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Results of Operations

Operating revenues for the second quarter ended September 30, 2004 were $7,069,527, compared to $6,212,654 reported in the same quarter last year. Net income for the current quarter was $318,045, compared to $793,860 for the same quarter last year. Basic earnings per share were $.06 and diluted earnings per share were $.05 for the current quarter compared to $.14 per share for both basic and diluted earnings per share for the same quarter last year.

Operating revenues for the six-month period ended September 30, 2004 were $14,200,471, compared to $11,872,569 reported in the same period of the prior year. Net income for the six-month period was $991,715, compared to $1,377,960, for the same period last year. Basic and diluted earnings were $.17 per share for the six-month period compared to basic earnings of $.25 per share and diluted earnings of $.24 per share for the same period last year.

While revenues were higher for both the quarter and six-month period ended September 30, 2004, compared to same periods last year, net income was lower primarily due to lower margins and higher start up costs and operating expenses related to the new RAC market. The Company previously announced that due to (i) four days of lost work at its Clearwater facility, together with shipping and logistical issues it faced, from multiple hurricanes that struck Florida during the Company’s second fiscal quarter; and (ii) unanticipated delays in the production startup process for the room air conditioner application, the Company was unable to ship approximately $1.6 million of scheduled orders for its second fiscal quarter. The Company expects that the increase in manufacturing capacity at its Honduras facility and at its Far East contract manufacturers will support a higher volume of shipments in fiscal third and fourth quarters.

The Company shipped $781,414, of its Fire Shield® LCDI Power Cords for use on room air conditioners, which contributed to the second consecutive quarter of revenues exceeding $7 million. For the new RAC market opportunity, the Company has announced orders in excess of $11.0 million to date from eight different RAC manufacturers. Negotiations with other RAC manufacturers are still on going and we are optimistic that our total order quantity will increase. While the decision cycle of the RAC manufacturers has taken longer than anticipated, the scope of the opportunity for the Company remains promising. These units are generally manufactured from late fall through early spring for the upcoming summer season and are expected to have a positive seasonal effect on revenues for the Company’s third and fourth quarters.

For the quarter ended September 30, 2004, commercial revenues increased by $1,288,947, military revenues decreased by $394,812 and royalty income decreased by $37,262 compared to the same period ended September 30, 2003. The increase in commercial revenues was primarily attributed to shipments of product into the RAC market and several new brand label accounts, including the new three-year agreement with Coleman Cable Systems, Inc. and shipments resulting from the new three-year agreement with Alfred Karcher GMBH for its sprayer washer requirements. Direct military shipments weakened in the quarter due to less demand for spare parts which were required by the military during its deployment activities in the same quarter last year. For the quarter ended September 30, 2003, the Company recorded royalty income of $42,013 most of which was related to royalties paid by Applica, Inc. regarding the use of the Company’s Fire Shield® technology on a line of its portable heaters. As previously announced, the Company does not expect to record any further significant royalties in its 2005 fiscal year.

For the six-month period ended September 30, 2004, commercial and military revenues increased by $1,759,431 and $564,362, respectively and royalty income increased by $4,109 compared to the same period ended September 30, 2003. The increase in commercial revenues was primarily attributed to shipments of product for expansion into retail stores and those reasons mentioned above. Military revenues were stronger throughout the six-month period ended September 30, 2004, compared to the same period last year, as the result of strong shipments of Tactical Quiet Generator (“TQG”) control devices to Fermont, a division of Engineered Support Systems Inc. The Company expects sales to the military and its subcontractors to remain at current levels through the remainder of its 2005 fiscal year.

 Gross profit was 30.3% and 33.6% of Total operating revenues for the three and six months ended September 30, 2004 compared to 40.1% and 37.3% for the same periods last year. Lower gross profits margins were the result of manufacturing start-up costs related to products produced in the Company's second quarter for the new RAC market. The Company expects to improve manufacturing productivity during the next two quarters as it works through the start-up phase of meeting the rigid demands of this new market.

Selling and marketing expense was $592,370 and $1,181,015 for the three and six months ended September 30, 2004 as compared to $587,129 and $1,053,331 for the same periods last year, an increase of 1% and 12%, respectively, reflecting similar expenses period over period.

General and administrative expense was $581,844 and $1,149,997 for the three and six months ended September 30, 2004 as compared to $418,429 and $800,119 for the same periods last year, an increase of 39% and 44%, respectively. The increase of $163,415 quarter over quarter was primarily due to $116,286 of expense for additional personnel and $35,016 of expense related to the Company's new board of director compensation plan as described in the Company's 2004 Proxy Statement. All other general and administrative expenses increased by $12,113.

Research and development expense was $501,423 and $967,894 for the three and six months ended September 30, 2004 as compared to $322,774 and $636,432 for the same periods last year, an increase of 55% and 52%, respectively. The increase of $178,649 quarter over quarter was primarily due to $38,167 of expense for additional outside testing services and $165,458 of expense for additional personnel both of which were related to the support of the new room air conditioner market. All other research and development expenses decreased by $24,976.

 Other income (expense) was $6,650 and $13,870, respectively, for the three and six months ended September 30, 2004 as compared to $3,034 and $5,024, respectively, in the same periods last year. The increase was attributed to interest income associated with higher cash and cash equivalent and short-term investment balances.

 Income taxes as a percent of income before income taxes were 33% for the three and six months ended September 30, 2004 as compared to 32% and 29%, respectively, for the three and six months ended September 30, 2003. The Company has increased its provision for income taxes due to the expectation of generating a higher portion of its income in the U.S. for the fiscal year ending March 31, 2005 compared to the fiscal year ended March 31, 2004. In accordance with SFAS 109, “Accounting for Income Taxes”, the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration. The Company’s Honduran subsidiary is profitable which decreases the effective tax rate of the Company. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.

 Liquidity and Capital Resources

As of September 30, 2004, the Company's cash and cash equivalents decreased to $2,933,958 from the March 31, 2004 total of $5,968,122. Cash used by operating activities was $155,873, cash used by investing activities was $2,751,853 and cash used by financing activities was $126,438, giving a total decrease of $3,034,164 for the six-month period ended September 30, 2004.

Cash used by operating activities was primarily due to an increase in accounts receivable, inventories and prepaid expenses of $815,932, $2,232,657 and $205,722, respectively, and a decrease in income taxes payable of $327,249, offset to some extent by net income of $991,715, depreciation in the amount of $447,985 and an increase in accounts payable of $2,169,610. The increase in accounts receivable, inventories and accounts payable was primarily the result of the Company’s increased business. The increase in prepaid expenses was the result of the advance payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurances.

Cash used by investing activities was related to the Company’s investment in short-term certificates of deposit in the amount of $482,802 and purchases of capital equipment in preparation of the Company’s Honduran subsidiary and its Far East contract manufacturers to build product to support the new room air conditioner market. The Company’s capital expenditures were $2,269,051 throughout the six-month period ended September 30, 2004 compared to $212,848 in the same period last year.

Cash used by financing activities was due to the payment of cash dividends in the amount of $172,120, offset to some extent by proceeds from exercises of stock options in the amount of $45,682.

On November 12, 2003, the Company renewed its $3,000,000 revolving credit loan with its institutional lender, extending the maturity date to December 14, 2005. Although the Company did not utilize its line of credit, the Company has the option of borrowing at the lender's prime rate of interest minus 25 basis points or the 30-day London Interbank Offering Rate (L.I.B.O.R.) plus 175 basis points. The loan is collateralized with a perfected first security interest on all of its accounts receivable and inventories, and a blanket security interest on all of its assets. The Company continues to comply with its loan covenants. The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

The Company's working capital decreased by $952,844 to $11,658,543 at September 30, 2004, compared to $12,611,387 at March 31, 2004. The Company believes cash flow from operations, the available bank line and current short-term investments and cash and cash equivalents will be sufficient to meet its working capital requirements for the next twelve months.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies to the first fiscal year or interim period ending after December 15, 2003. In December 2003, the FASB issued a revision to the Interpretation , Interpretation 46R. The revised Interpretation clarifies some of the original Interpretation and exempts certain entities from the requirements. The revised Interpretation is effective for the fiscal year ending after December 15, 2004. The application of this Interpretation is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Initially, SFAS No. 150 required that all financial instruments meeting the criteria of SFAS No. 150 be presented as liabilities rather than being presented as minority interest between the liabilities section and the equity section of the balance sheet. However, the FASB announced on October 29, 2003, that it had deferred certain provisions of SFAS No. 150. The Company does not currently have any instruments subject to SFAS No. 150, and, accordingly, adoption is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Controls and Procedures.

As of the end of the period covered by this interim report on Form 10-QSB, the Company carried out, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (‘the Exchange Act”)). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information required to be disclosed in the Company’s filings under the Exchange Act with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 26, 2004, the Company held its 2004 Annual Meeting of Shareholders. The following is a tabulation of the voting on the proposals presented as the Annual Meeting:

Proposal 1;	The following nominees were elected as directors to serve a one-year term of office:

	Shares Voted FOR	Shares WITHHELD
Robert S. Wiggins	4,414,591	1,055,688
Jerry T. Kendall	4,415,018	1,055,261
Raymond B. Wood	4,415,118	1,055,161
Gerry Chastelet	5,331,331	138,948
Edmund F. Murphy, Jr.	5,331,804	138,475
Martin L. Poad	5,330,998	139,281
David F. Walker	5,325,239	145,040

Proposal 2;	The appointment of KPMG LLP as the Company's independent certified public accountants for the year ending March 31, 2005 was ratified as such:

Shares Voted FOR	Shares WITHHELD	Shares ABSTAINED
5,440,894	24,009	5,376

Proposal 3;	To increase by 500,000 the number of shares to be reserved for future issuance under the Technology Research 2000 Long Term Incentive Plan:

Shares Voted FOR	Shares WITHHELD	Shares ABSTAINED
2,592,021	306,511	22,150

Item 5.  Other information.

Not applicable.

Item 6.  Exhibits.

Exhibits:

Exhibit 31.1 — Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

Exhibit 31.2 — Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

Exhibit 32.1 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1 — Whirlpool Agreement (*)

* Portions of the Whirlpool Agreement have been omitted pusuant to a request for confidentiality treatment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

November 15, 2004	By:	/s/ Jerry T. Kendall

Jerry T. Kendall
President and Chief Executive Officer
(Principal Executive Officer)

November 15, 2004	By:	/s/ Scott J. Loucks

Scott J. Loucks
Chief Financial Officer
(Principal Financial and Accounting Officer)

