Form 10QSB
period 2004-12-31
TECHNOLOGY RESEARCH CORP
filed 2005-02-14
CIK 741556

Table of contents

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2004

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

As of January 31, 2005 there were 5,758,045 shares of the Company’s common stock outstanding.

Transitional Small Business Disclosure Format     Yes ☐  No ☒

TECHNOLOGY RESEARCH CORPORATION

TABLE OF CONTENTS

December 31, 2004

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Balance Sheets
 (Unaudited)
	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,294,821	5,968,122
Short-term investments	483,879	-
Trade and other accounts receivable, net of allowance for
doubtful accounts of $25,348 and $31,010	6,560,350	3,420,701
Income taxes receivable	8,951	-
Inventories, net	10,196,290	5,633,177
Deferred income taxes	254,797	239,169
Prepaid expenses and other current assets	490,196	206,295

Total current assets	19,289,284	15,467,464

Property and equipment, net of accumulated depreciation of
$7,819,356 and $7,203,205	5,679,705	3,065,771
Other assets	90,791	38,633

Total assets	$25,059,780	18,571,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$2,000,000	-
Trade accounts payable	5,489,111	1,547,979
Accrued expenses	798,886	767,185
Accrued dividends	99,900	99,295
Income taxes payable	-	431,093
Deferred revenue	10,525	10,525

Total current liabilities	8,398,422	2,856,077

Deferred revenue - long term	21,058	28,951
Deferred income taxes	235,120	235,120

Total liabilities	8,654,600	3,120,148

Shareholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,779,292 shares and
5,749,758 shares issued and 5,757,792 shares and 5,728,258 shares outstanding	2,947,439	2,932,377
Additional paid-in capital	8,460,484	8,417,686
Common stock held in treasury, 21,500 shares at cost	(40,145)	(40,145)
Retained earnings	5,037,402	4,141,802

Total shareholders' equity	16,405,180	15,451,720

Total liabilities and shareholders' equity	$25,059,780	18,571,868

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Statements of Income
 (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003
Revenues:
Commercial	$6,822,319	2,775,534	14,830,849	9,016,873
Military	2,879,845	2,996,805	9,014,404	8,574,762
Royalties	2,631	33,217	60,013	86,490

Total revenues	9,704,795	5,805,556	23,905,266	17,678,125
Cost of sales	7,652,981	3,437,637	17,088,245	10,878,635

Gross profit	2,051,814	2,367,919	6,817,021	6,799,490

Operating expenses:
Selling and marketing	655,771	662,933	1,836,786	1,716,264
General and administrative	667,165	446,753	1,817,162	1,246,872
Research and development	565,433	323,173	1,533,327	959,605

Total operating expenses	1,888,369	1,432,859	5,187,275	3,922,741

Income from operations	163,445	935,060	1,629,746	2,876,749

Other income (expense):
Interest expense	(742)	-	(1,485)	-
Other income	6,595	4,416	21,208	9,439

Other income, net	5,853	4,416	19,723	9,439

Income before income taxes	169,298	939,476	1,649,469	2,886,188

Income taxes	6,385	259,088	494,841	827,840

Net income	$162,913	680,388	1,154,628	2,058,348

Earnings per share - basic	$0.03	0.12	0.20	0.37

Earnings per share - diluted	$0.03	0.11	0.19	0.36

Cash dividends declared per share	$0.015	0.015	0.045	0.045

Weighted average common shares
outstanding - basic	5,756,292	5,664,032	5,752,015	5,549,324

Weighted average common shares
outstanding - diluted	5,913,005	5,974,485	5,955,391	5,763,281

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Statements of Cash Flows
 (Unaudited)
	Nine Months Ended December 31,

	2004	2003
Cash flows from operating activities:
Net income	$1,154,628	2,058,348
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of interest on short-term investments	(3,879)	-
Tax benefit of stock options exercised	8,612	-
Depreciation	677,115	623,930
Gain on disposal of assets	1,390	148
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	(3,139,649)	(269,561)
Income taxes receivable	(8,951)	19,766
Inventories, net	(4,563,113)	(259,898)
Deferred income taxes	(15,628)	59,951
Prepaid expenses and other current assets	(283,901)	(28,664)
Other assets	(52,158)	(35,621)
Trade accounts payable	3,941,132	17,874
Accrued expenses	31,701	(35,880)
Income taxes payable	(431,093)	693,389
Deferred revenue	(7,893)	(7,893)

Net cash provided (used) by operating activities	(2,691,687)	2,835,889

Cash flows from investing activities:
Purchase of capital expenditures	(3,292,439)	(370,050)
Purchases of short-term investments	(480,000)	-

Net cash used by investing activities	(3,772,439)	(370,050)

Cash flows from financing activities:
Borrowings of short-term debt	2,000,000	-
Proceeds from the exercise of stock options	49,248	449,371
Cash dividend paid	(258,423)	(249,346)

Net cash provided by financing activities	1,790,825	200,025

Net increase (decrease) in cash and cash equivalents	(4,673,301)	2,665,864
Cash and cash equivalents at beginning of period	5,968,122	2,529,562

Cash and cash equivalents at end of period	$1,294,821	5,195,426

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation:

        The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-KSB for the year ended March 31, 2004.

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

       The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,

	2004	2003	2004	2003

Net income	$162,913	680,388	1,154,628	2,058,348

Weighted average shares outstanding - basic	5,756,292	5,664,032	5,752,015	5,549,324
Dilutive common shares issuable upon exercise of stock options	156,713	310,453	203,376	213,957

Weighted average shares outstanding - diluted	5,913,005	5,974,485	5,955,391	5,763,281

Earnings per share:
Basic	$0.03	0.12	0.20	0.37
Diluted	$0.03	0.11	0.19	0.36

        For the three-month and nine-month periods ended December 31, 2004, options to purchase 255,400 shares and 245,400 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month and nine-month periods ended December 31, 2003, no shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

3. Short-term investments:

       In July 2004, the Company invested $480,000 in five six-month certificates of deposit that are due to mature in February 2005.  The value of the short-term investment totaled $483,879 as of December 31, 2004, which consists of the original cost plus accrued interest.

4. Inventories:

       Inventories consist of the following:
	December 31, 2004	March 31, 2004

Raw materials	$7,515,692	3,473,299
Work-in-process	845,272	434,090
Finished goods	1,835,326	1,725,799

Total	$10,196,290	5,633,177

5. Warranty:

       The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for "downstream" damage of products not manufactured by the Company.  The Company's warranty provision represents management's estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  The Company record a warranty provision of $20,000 in the quarter ended March 31, 2004 and had no other warranty provision prior to that time.  A roll-forward of the activity in the Company's warranty liability for the three and nine months ended December 31, 2004 is as follows:

	Three months ended December 31, 2004	Nine months ended December 31, 2004
Beginning balance	$40,219	20,000
Warranty expense	47,741	70,908
Warranty claims	(6,349)	(9,297)

Ending balance	$81,611	81,611

6. Vacation:

         The Company corrected an error in accounting for accrued vacation in which it recorded vacation expense of $185,545 during the quarter ended December 31, 2004.  The expense was charged to cost of sales ($49,110), selling and marketing ($52,793), general and administrative ($47,346) and research and development ($36,296).  Approximately $27,500 of the vacation expense was earned in the nine months ended December 31, 2004, $19,400 in the 2004 fiscal year, $8,300 in the 2003 fiscal year, $4,100 in the 2002 fiscal year and $126,200 in prior fiscal years.  The Company analyzed the effect of the misstatement on prior periods in accordance with APB Opinion No. 20 and No. 28 and SAB 99 and determined that while the adjustment is significant with respect to the quarter ended December 31, 2004, it is not expected to be material with respect to the estimated income for the 2005 fiscal year or to the trends on earnings among fiscal years or the quarters within all affected fiscal years.  Accordingly, following the guidance of APB Opinion No. 28, the Company recorded the full amount of the vacation expense during the quarter ended December 31, 2004.

7. Short-term Debt:

       On December 20, 2004, the Company renegotiated the revolving credit agreement with its institutional lender, extending the maturity date to December 14, 2006.  The new facility also provides for borrowings up to $6,000,000, as compared to $3,000,000 under the old facility.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option at a 3.98% rate as of December 31, 2004.  The loan is collateralized with a perfected first security interest which attaches to all of its accounts receivable and inventories, and a blanket security interest attaching to all of its assets.  The Company has the right to prepay any outstanding borrowings at any time and intends to repay the $2,000,000 outstanding as of December 31, 2004 prior to December 31, 2005.  Accordingly, the Company has classified the amount outstanding as of December 31, 2004 as a current liability.  The agreement requires the Company to maintain $8,000,000 of working capital and limits future borrowings if the Company has a net loss in excess of $1,000,000 for the preceding 12 months or pays dividends in excess of the greater of (a) $360,000 in any year or (b) 50% of operating profits for the preceding 12 months.  The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

8. Stock-Based Compensation:

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

	Three months ended December 31,		Nine months ended December 31,

	2004	2003	2004	2003

Net income - as reported	$162,913	680,388	1,154,628	2,058,348
Deduct: Total stock-based compensation
expense determined under fair
value based method, net of income taxes	(189,956)	(22,336)	(575,634)	(67,007)

Net income (loss) - pro forma	$(27,043)	658,052	578,994	1,991,341

Basic earnings per share:
As reported	$0.03	0.12	0.20	0.37

Pro forma	$-	0.12	0.10	0.36

Diluted earnings per share
As reported	$0.03	0.11	0.19	0.36

Pro forma	$-	0.11	0.10	0.35

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

       As used in this Quarterly Report on Form 10-QSB, unless the context otherwise requires, “we,” “our,” “us,” the “Company” and “TRC” refer to Technology Research Corporation and its Honduran subsidiary.

Forward-Looking Statements

         Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, and any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.  In evaluating these statements, you should specifically consider the information described in the Risk Factors section. Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, into the marketplace, the effective utilization of the Company’s Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies and the impact of competitive products and pricing. The Company cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and the Company disclaims any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing.  More information about factors that potentially could affect the Company’s financial results is included in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended March 31, 2004.

Overview

         TRC, a Florida corporation established in 1981, is an internationally recognized leader in electrical safety products that are designed to reduce the risk of electrical fires and protect against serious injury from electrical shock. Based on its core technology in ground fault sensing, the Company's products are designed to meet the needs of the consumer, commercial and industrial markets worldwide. TRC also supplies power monitors and control equipment to the United States Military and its prime contractors.

         The Company's operating strategy is based on the following key objectives:
  to strengthen and expand its proprietary technology expertise;
  to broaden the applications within target markets for its existing products;
  to expand the scope of its product content;
  to expand its manufacturing capabilities;
  in increase its operating efficiencies;
  to maintain a conservative capital structure; and
  to pursue strategic acquisitions to the extent favorable opportunities are presented.

         The Company's core commercial and military product applications form the foundation upon which its technological expertise may be further refined and applied to new product offerings and resulting business expansion.  The Company's Fire Shield® and Surge Guard Plus™ product lines are key examples of such a strategy, and the Company is now focused on developing the markets for these products to a higher potential.  A significant opportunity for the Company's commercial market expansion was recently created by the adoption of the Underwriter's Laboratory ("UL") requirement for cord fire protection on room air conditioners ("RAC") manufactured for domestic sale after August 1, 2004.  The Company's Fire Shield® LCDI Power Cord effectively responds to such requirement, and the Company will aggressively pursue other like opportunities.

         The Company's revenues related to the emerging RAC market were approximately $3,000,000 for the quarter ended December 31, 2004.  The Company expects revenues to continue to increase significantly in its fourth quarter of fiscal 2005.  Thereafter, revenues relating to the RAC market are expected to be seasonal with the majority of revenues being generated during the Company's third and fourth fiscal quarters.  Through December 31, 2004, the timing and customization of RAC orders and the implementation and coordination of bringing multiple manufacturing locations on line, in a compressed time frame, have presented start up challenges that have negatively impacted operating profits.  The Company believes it will be better positioned to perform more efficiently for this application in the fourth quarter of fiscal 2005 and subsequent years.  In addition to the higher revenues generated by the RAC market, the Company expects to achieve growth of approximately 13% in its core business revenues for its 2005 fiscal year as compared to the prior fiscal year.

         The Company’s primary challenge for its 2005 fiscal year continues to be to capture as much of the new RAC market as possible then leverage its capital investment and expanded manufacturing capabilities to capture a greater percent of the market in subsequent years.  In implementing its plan to support this new market, particularly by ramping up its manufacturing plant in Honduras and bringing on line several Far East contract manufacturers, the Company has incurred additional operating expenses and start-up costs, including those associated with manufacturing inefficiencies and freight expense.

         Although the Company believes that the expectations reflected in this report are reasonable, actual results could differ materially from those projected or assumed.  The Company’s future financial condition and results of operations are subject to inherent risks and uncertainties.  Some, but not necessarily all, of such factors are set forth below in the section on “Risk Factors.”

Risk Factors

         Shareholders and investors should carefully consider the following risk factors, together with the other information contained in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004, before making an investment in the Company's securities:

   Failure to achieve our growth strategy.
   Unavailability and cost increases in raw materials and components.
   The loss of or significant decrease in sales to large customers.
   Adverse changes in the operations of global manufacturing facilities.
   Interruptions of manufacturing operations.
   Infringement or loss of proprietary rights.
   Seasonality.
   Competing with larger companies that produce similar products.
   Newly acquired businesses or product lines.
   Weaknesses in internal controls and financial reporting, currently unknown, which may be identified as the Company develops, test and assesses such controls over the next several months to comply with Section 404 of the Sarbanes-Oxley Act.
         The scope, complexity and timing of the emerging RAC market is placing new and increased demands on the Company's production capabilities, information technology systems and other resources.  To manage the growth effectively, the Company must: (i) maintain a high level of manufacturing quality and efficiency; (ii) properly manage its third party suppliers and independent sub-contract manufacturers; (iii) continue to enhance its operational, financial and management systems, including its database management, inventory control and distribution systems; (iv) expand, train and manage its employee base; (v) compete with aggressive price cutting by competitors; and (vi) vigorously protect and defend its Fire Shield® patents and intellectual property.  As a result, the Company will be challenged to effectively capture, manage and maintain the growth expected from this new market.

Critical Accounting Policies

         The preparation of financial statements and related disclosures, in conformity with United States generally accepted accounting principles, requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

         A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:  i) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and ii) different estimates the Company could reasonably have used, or changes in the estimates actually used resulting from events that could be reasonably foreseen as likely to have a material effect on the Company’s financial condition or results of operations.

         Estimates and assumptions about future events and their effects cannot be determined with certainty.  The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements once known.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time.  These uncertainties are discussed in the sections above entitled Forward-Looking Statements and Risk Factors.  Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with United States generally accepted accounting principles and present a meaningful presentation of the Company’s financial condition and results of operations.

         Management believes that the following are critical accounting policies:

      Revenue Recognition.  The Company recognizes revenue from commercial customers when an order has been received, pricing is fixed, title to the product has passed and collectibility is reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  There are no customer acceptance provisions included in the Company's sales contracts and the Company has no installation obligation subsequent to product shipment.  Similarly, revenue from sales to distributors is recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.  The Company may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) ("non-standard" products) or fall outside the scope of SOP 81-1 ("standard" products).  For government contracts within the scope of SOP 81-1, the Company records revenue under a units of delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contract outside the scope of SOP 81-1, the Company records revenue the same as commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  The Company has not experienced past losses on government contracts.  The Company accrues minimum royalties due from customers over the related royalty period.  Royalties earned in excess of minimum royalties due are recognized as reported by the licensees.  The Company enters into license agreements and receives nonrefundable license fees in exchange for the use of technology previously developed by the Company.  The licensee receives the right to manufacture and sell certain products within specified geographic areas.  The nonrefundable license fees are recorded as deferred revenue and recognized as income on a straight-line basis over the exclusivity period of the agreement.  A termination or change to the initial license agreement could result in an accelerated recognition of the deferred revenue.  License fees are included in royalty revenue.

      Provision for Excess and Obsolete Inventories.  The Company's financial statements include an estimate associated with a valuation allowance with respect to inventories. Various assumptions and other factors underlie the determination of this estimate. The process of determining this estimate is fact specific and takes into account primarily historical experience and expected economic conditions. The Company evaluates this estimate on a monthly basis and makes adjustments each quarter where facts and circumstances dictate. The Company evaluates all inventories which has not had activity for the most recent 12 months.
      Provision for Income Taxes.  Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of its foreign subsidiary are paid as dividends to the Company.  The Company applies the Comparable Profits Method for transfer pricing to determine the amounts its subsidiary charges to the parent.
      Allowance for Doubtful Accounts.  The Company records an allowance for estimated losses resulting from the inability of isolated customers to make timely payments of amounts due on account of product purchases.  The Company assess the credit worthiness of its customers based on multiple sources of information, including publicly available credit data, subscription based credit reports, trade association data, and analyze factors such as historical bad debt experience, changes in customer payment terms or payment patterns, credit risk related to industry and geographical location and economic trends. This assessment requires significant judgment.  If the financial condition of the Company's customers were to worsen, additional write-offs could be required, resulting in write-offs not included in the Company's current allowance for doubtful accounts.
      Impairment of Long-Lived Assets.  The Company reviews long-lived assets for possible impairment of carrying value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 (“Accounting for Impairment or Disposal of Long-Lived Assets”).  In evaluating the fair value and future benefit of the Company's assets, management performs an analysis of the anticipated undiscounted future net cash flows to be derived from the use of individual assets over their remaining amortization period.  If the carrying amount of an asset exceeds its anticipated undiscounted cash flows, the Company recognizes an impairment loss equal to the difference between its carrying value and its fair value.

Results of Operations

         Revenues for the third quarter ended December 31, 2004 were $9,704,795, compared to $5,805,556 reported in the same quarter last year, an increase of 67%.  Commercial revenues increased by $4,046,785 and military revenues and royalty income decreased slightly by $116,960 and $30,586, respectively.  Revenues for the nine-month period ended December 31, 2004 were $23,905,266, compared to $17,678,125 reported in the same period of the prior year, an increase of 35%.  For the nine-month period ended December 31, 2004, commercial and military revenues increased by $5,813,976 and $439,642, respectively, and royalty income was down $26,477, compared to the same period of the prior year.  The increase in commercial revenues for the quarter and the nine-month period ended December 31, 2004 was primarily attributed to RAC product shipments and strong growth in the Company’s core commercial business.  Military revenues remain steady due to solid demand for its control devices related to the Tactical Quiet Generator programs for both existing and new systems.  The decrease in royalty income was due to non-recurring royalties, which were recorded in the prior year's quarter from Applica Inc. for their use of the Company's Fire Shield® technology on a line of portable heaters.

         Gross profit was 21.1% of total revenues for the three months ended December 31, 2004, compared to 40.8% in the same quarter last year. The major factors impacting the Company’s gross profit during the quarter were (i) higher than planned startup expenses at its Honduran manufacturing facility and at its three Far East contract manufacturers to produce the new Fire Shield® LCDI Power Cords for use on room air conditioners; (ii) significant additional freight costs, which the Company incurred to meet its RAC customers’ delivery requirements; and (iii) competitive pricing required to capture market share in the new RAC market.  See also Footnote No. 6 Vacation.  Gross profit was 28.5% for the nine-month period ended December 31, 2004, compared to 38.5% for the same period last year.  The decrease was primarily related to those factors mentioned above, which impacted gross profit for both the second and third quarters.  The Company expects to improve manufacturing productivity during the fourth quarter as it works through the start-up phase of meeting the rigid demands of this new market.

         Selling and marketing expense was $655,771 for the three months ended December 31, 2004, compared to $662,933 in the same quarter last year, a decrease of $7,162, or 1%.  Although expenses were similar quarter to quarter, salary expense increased $123,534 primarily due to additional personnel, and advertising expense decreased $123,933 due to non-recurring expenses of $137,923 for new account setup and the promotion of the Company's Fire Shield® products in retail stores in the prior year's quarter.  For the nine-month period ended December 31, 2004,  selling and marketing expense was $1,836,786, compared to $1,716,264 in the same period last year, an increase of $120,522, or 7%.  The increase over the comparable prior nine-month period was due to $207,059 of salary expense primarily for additional personnel, $34,096 in travel expense and $16,012 for marketing product samples, offset to some extent by lower advertising expenses of $146,787.  All other selling and marketing expenses increased by $10,142 over the comparable prior nine-month period.  See also Footnote No. 6 Vacation.

         General and administrative expense was $667,165 for the three months ended December 31, 2004, compared to $446,753 in the same quarter last year, an increase of $220,412, or 49%.  The increase quarter to quarter was due to $132,208 of salary expense primarily for additional personnel, $32,419 of shareholder/board of director expenses, $49,260 for audit and legal fees and $15,355 for D&O insurance.  All other general and administrative expenses decreased by $8,830 quarter over quarter.  For the nine-month period ended December 31, 2004, general and administrative expense was $1,817,162, compared to $1,246,872 for the same period last year, an increase of $570,290, or 46%.  The increase over the comparable prior nine-month period was due to $269,695 of salary expense primarily for additional personnel, $103,527 of shareholder/board of director expenses, $109,769 for audit and legal fees, $40,542 for D&O insurance and $31,646 for educational, charitable and employee relations expenses.  All other general and administrative expenses increased by $15,111 over the comparable prior nine-month period.  See also Footnote No. 6 Vacation.

         Research and development expense was $565,433 for the three months ended December 31, 2004, compared to $323,173 in the same quarter last year, an increase of $242,260, or 75%.  The increase quarter to quarter was due to $133,207 of salary expense primarily for additional personnel, $99,458 for UL fees and $12,337 of expense for additional outside testing services, all of which were related to the support of the new room air conditioner market.  All other research and development expenses decreased by $2,742 quarter over quarter.  For the nine-month period ended December 31, 2004,  research and development expense was $1,533,327 for the nine month period ended December 31, 2004, compared to $959,605 for the same period last year, an increase of $573,722, or 60%.  The increase over the comparable prior nine-month period was due to $431,081 of salary expense primarily for additional personnel, $50,504 of expense for additional outside testing services and $91,839 of UL fees, all of which were related to the support of the new room air conditioner market.  All other research and development expenses increased by $298 over the comparable prior nine-month period.  See also Footnote No. 6 Vacation.

         Other income was $5,853 and $19,723 for the three and nine months ended December 31, 2004, compared to $4,416 and $9,439 for the comparable periods last year. The increase was attributed to interest income associated with higher cash and cash equivalent and short-term investment balances.

         Income taxes as a percent of income before income taxes were 3.8% and 30.0% for the three and nine months ended December 31, 2004, compared to 27.6% and 28.7%, respectively, for the three and nine months ended December 31, 2003.  The Company's effective tax rate varies based on the mix of income before income taxes derived from the Company's Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  At each reporting period, the Company makes its best estimate of the effective tax rate expected for the full fiscal year and applies that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  The Company's best estimate of the effective tax rate expected for its 2005 fiscal year as of September 30, 2004 was 33.0% and as of December 31, 2004 was 30.0%.  In accordance with SFAS 109, “Accounting for Income Taxes”, the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  The Company’s Honduran subsidiary is profitable which decreases the effective tax rate of the Company. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.

         Net income for the current quarter was $162,913, compared to $680,388, for the same quarter last year, a decrease of 76%.  Basic and diluted earnings were $.03 per share for the current quarter compared to basic earnings of $.12 per share and diluted earnings of $.11 per share for the same quarter last year.  Net income for the nine-month period was $1,154,628, compared to $2,058,348, for the same period in the prior year, a decrease of 44%. Basic earnings were $.20 per share and diluted earnings were $.19 per share for the nine-month period ended December 31, 2004 compared to basic earnings of $.37 per share and diluted earnings of $.36 per share for the same period of the prior year.  Net income was negatively impacted during the quarter and for the nine-month period ended December 31, 2004 by higher operating expenses and lower gross profit margins as described above.

Liquidity and Capital Resources

       As of December 31, 2004, the Company's cash and cash equivalents decreased to $1,294,821 from the March 31, 2004 total of $5,968,122.  Cash used by operating activities was $2,691,687, cash used by investing activities was $3,772,439 and cash provided by financing activities was $1,790,825, resulting in a total decrease of $4,673,301 for the nine-month period ended December 31, 2004.

       Cash used by operating activities was primarily due to an increase in accounts receivable, inventories and prepaid expense of $3,139,649, $4,563,113 and $283,901, respectively, and a decrease in income taxes payable of $431,093, offset to some extent by net income of $1,154,628, depreciation in the amount of $677,115 and an increase in accounts payable of $3,941,132. The increase in accounts receivable, inventories and accounts payable was primarily the result of the Company’s increased business.  The increase in prepaid expenses was the result of the advance payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurances.  The decrease in income taxes payable reflected lower net income.  The use of cash for operating activities is primarily attributed to the new RAC market.

       Cash used by investing activities was related to the Company’s investment in short-term certificates of deposit in the amount of $480,000 and purchases of capital equipment in preparation of the Company’s Honduran subsidiary and its Far East contract manufacturers to build product to support the new RAC market.  The Company’s capital expenditures were $3,292,439 for the nine-month period ended December 31, 2004 compared to $370,050 for the same prior year period.

       Cash provided by financing activities was due to borrowings of short-term debt in the amount of $2,000,000 and proceeds from exercises of stock options in the amount of $49,248, offset to some extent by the payment of $258,423 in cash dividends.

       On December 20, 2004, the Company renegotiated the revolving credit agreement with its institutional lender, extending the maturity date to December 14, 2006.  The new facility also provides for borrowings up to $6,000,000, as compared to $3,000,000 under the old facility.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option at a 3.98% rate as of December 31, 2004.  The loan is collateralized with a perfected first security interest which attaches to all of its accounts receivable and inventories, and a blanket security interest attaching to all of its assets.  The Company has the right to prepay any outstanding borrowings at any time and intends to repay the $2,000,000 outstanding as of December 31, 2004 prior to December 31, 2005.  Accordingly, the Company has classified the amount outstanding as of December 31, 2004 as a current liability.  The agreement requires the Company to maintain $8,000,000 of working capital and limits future borrowings if the Company has a net loss in excess of $1,000,000 for the preceding 12 months or pays dividends in excess of the greater of (a) $360,000 in any year or (b) 50% of operating profits for the preceding 12 months.  The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

       The Company's working capital decreased by $1,720,525 to $10,890,862 at December 31, 2004, compared to $12,611,387 at March 31, 2004. The Company believes cash flow from operations, the available bank borrowings and current short-term investments and cash and cash equivalents will be sufficient to meet its working capital requirements for the next 12 months.

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB")  issued Interpretation No. 46 - Consolidation of Variable Interest Entities.  This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity.  The Interpretation is effective immediately for variable interest entities created after January 31, 2003.  For variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies to the first fiscal year or interim period ending after December 15, 2003.  In December 2003, the FASB issued a revision to the Interpretation , Interpretation 46R.  The revised Interpretation clarifies portions of the original Interpretation and exempts certain entities from the requirements. The revised Interpretation is effective for any fiscal period ending after December 15, 2004.  The application of this Interpretation did not have an effect on the Company’s financial condition, results of operations or cash flows.

       In May 2003, the FASB issued SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability.  When issued, this statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise for interim periods beginning after June 15, 2003.  Initially, the statement required that all financial instruments meeting its criteria be presented as liabilities rather than as minority interest between the liabilities and equity sections of the balance sheet.  On October 29, 2003, the FASB announced that it had deferred certain provisions of SFAS No. 150.  The Company does not currently have any instruments subject to SFAS No. 150.  Accordingly, final adoption is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

       In November 2004, the FASB issued SFAS No. 151 - Inventory Costs, to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

       In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective for small business issuers as of the beginning of the first interim or annual period that begins after December 15, 2005.  The application of SFAS No. 123(R) may have a material effect on the Company's financial condition, results of operations and cash flows.

Item 3.  Controls and Procedures.

       As of the end of the period covered by this interim report on Form 10-QSB, the Company carried out, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934 as amended). Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective.

       Further, there were no significant changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

       Not applicable.

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

TECHNOLOGY RESEARCH CORPORATION

February 14, 2005	By: /s/ Jerry T. Kendall
Jerry T. Kendall
President and Chief Executive Officer
(Principal Executive Officer)

February 14, 2005	By: /s/ Scott J. Loucks
Scott J. Loucks
Chief Financial Officer
(Principal Financial and Accounting Officer)