Form 10KSB
period 2005-03-31
TECHNOLOGY RESEARCH CORP
filed 2005-06-29
CIK 741556

Table of contents

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-13763
(Commission file No.)

TECHNOLOGY RESEARCH CORPORATION
(Name of small business issuer in its charter)

FLORIDA	59-2095002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5250-140th Avenue North
Clearwater, Florida 33760
(Address of principal executive offices)
(727) 535-0572
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.51 par value
(Title of class)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

       Issuer’s revenues for the fiscal year ended March 31, 2005 were $39,433,347.

       The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2005 was $27,487,798 based upon the $5.02 closing sale price for the Common Stock on the NASDAQ National Market System on such date.

As of May 31, 2005 there were 5,774,875 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's definitive proxy statement related to its 2005 Annual Meeting of Shareholders to be held on August 25, 2005 are incorporated by reference into Part III of this Form 10-KSB.

       Transitional Small Business Disclosure Format     Yes ☐  No ☒

TECHNOLOGY RESEARCH CORPORATION

FISCAL YEAR 2005 FORM 10-KSB ANNUAL REPORT

    As used in this Annual Report on Form 10-KSB, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-KSB contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, and any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.  In evaluating these statements, you should specifically consider the information described in the Risk Factors section. Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, introduced into the marketplace, the effective utilization of the Company’s Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies and the impact of competitive products and pricing.  The Company cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and the Company disclaims any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  The factors that could cause actual results to differ materially include, but are not limited to: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

    Technology Research Corporation was incorporated under the laws of the State of Florida in 1981.  TRC is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and/or prevent electrical fires in the home and workplace.  Based on its core technology in ground fault sensing and leakage current detection, the Company's products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  TRC also supplies power monitoring and control equipment to the United States military and its prime contractors of its tactical vehicles, naval vessels and mobile electric generators.

         The Company's core commercial and military product applications form the foundation upon which its technological expertise may be further refined and applied to new product offerings and resulting business expansion.  The Company's Fire Shield® and Surge Guard Plus™ product lines are examples of such a strategy, and the Company is now focused on developing the markets for these products to their full potential.  A significant opportunity for the Company's commercial market expansion was recently created by the adoption of the Underwriter's Laboratory ("UL") requirement for cord fire protection on room air conditioners ("RAC") manufactured for domestic sale after August 1, 2004.  The Company's Fire Shield® LCDI Power Cord effectively responds to such requirement, and the Company will continue to pursue additional UL mandates for other applications which could benefit from the Company's technologies.

         The Company's revenues related to the new RAC market in fiscal 2005 were approximately $12,500,000.  Revenues relating to this application are seasonal with the majority of revenues being generated during the Company's third and fourth fiscal quarters.  In addition to the higher revenues generated by the RAC market, the Company achieved organic growth of approximately 11% for fiscal 2005 as compared to fiscal 2004.

         The Company’s primary challenge for fiscal 2005 was to penetrate the new RAC market.  In implementing its plan to support this new market, the Company incurred additional operating expenses and start-up costs, including those associated with manufacturing inefficiencies, warranty repair costs and freight expense, which negatively impacted net income.  The timing and customization of RAC orders and the implementation and coordination of ramping up its manufacturing plant in Honduras and bringing on line several Far East contract manufacturers in a compressed time frame were some of the challenges that faced the Company in fiscal 2005.  The Company believes it is better positioned to perform more efficiently for this application in fiscal 2006.  The Company plans to leverage its fiscal 2005 capital investment and expanded manufacturing capabilities to more efficiently penetrate the RAC market in subsequent years and improve net income.

    The Company's operating strategy is based on these key objectives:
  to increase profitability by improving operating efficiencies;
  to strengthen and expand its markets and distribution channels;
  to broaden the applications within target markets for its existing products;
  to expand the scope of its product content;
  to expand its manufacturing capabilities;
  to maintain a conservative capital structure; and
  to pursue strategic acquisitions to the extent favorable opportunities are presented.
    The Company plans to pursue its operating strategy; however, actual results could differ materially from those projected or assumed in any of its forward-looking statements within this report.  The Company's future financial condition and results of operations, as well as its operational and financial expectations, are subject to inherent risks and uncertainties.  Some, but not all, of the factors impacting these risks and uncertainties are set forth below in the section entitled "Risk Factors."

GENERAL

    Revenues contributed by commercial and military products and royalties from license agreements are as follows:

Year ended March 31,	Commercial	%	Military	%	Royalties	%	Total

2005	$27,022,170	68.5	$12,269,581	31.1	$141,596	0.4	$39,433,347
2004	11,941,713	49.1	12,304,263	50.6	90,661	0.3	24,336,637
2003	10,254,998	57.7	7,386,144	41.6	120,794	0.7	17,761,936
2002	10,276,165	61.6	6,241,266	37.4	166,854	1.0	16,684,285
2001	12,117,588	67.2	5,687,823	31.5	231,563	1.3	18,036,974

    The Company's backlog of unshipped orders at March 31, 2005 was approximately $9 million. This backlog consists of approximately 82% of commercial product orders and approximately 18% of military product orders, all of which are expected to ship within the year ended March 31, 2006.

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

    The Company's ALCI devices also provide electrical shock protection and are intended to be used in conjunction with electrical appliances.  ALCIs are designed to be used only in a circuit that has a solidly grounded neutral conductor, and are not intended to be used in place of a GFCI in applications where the GFCI is required. ALCIs are considered "personnel protection" devices.  These products are intended for portable and short-time use, and should be used only while attended; for example, with kitchen appliances, floor care products, hair dryers and the like, which are connected to a power supply circuit by means of a flexible cord terminating in an attachment plug.

    The Company's LCDI devices are intended to reduce the risk of electrical fires by disconnecting power when sensing current leakage between conductors of power cords. The Company's Fire Shield® product lines are approved in the UL classification of LCDIs.  Several years ago, both government and industry research into the major causes of fire led to a search for new, cost-effective methods to prevent electrical fires.  In response to this need, the Company developed and patented Fire Shield®, a product designed to prevent fires caused by damaged or aging appliance power supply cords and extension cords, which have been identified as a leading cause of electrical fires.  In June 1999, the Company announced major enhancements to its Fire Shield® line of appliance power supply cords that added a higher degree of safety against fire and electric shock for two wire appliances. These new capabilities have significant safety benefits to the consumer.  These enhancements are based on feedback from the industry and from the staff of the United States Consumer Product Safety Commission ("CPSC") on the need to protect not only the power cord, but also the internal wiring of the appliance. The latest annual statistics from the CPSC indicate that extension cords, power strips, toaster/toaster ovens, power cords on appliances and household wiring are responsible for over $450 million in residential fire damage, 180 lives lost and 950 injuries.  The Company believes that its Fire Shield® technology will continue to advance as a valued technology for electrical safety and fire protection in the OEM and consumer marketplaces.  The Company believes the addition of surge protection within these devices will even further enhance the value of the product.  The Company's Fire Shield® technology currently addresses four distinct market applications: (i) the Fire Shield® Power Surge Strip - a consumer product; (ii) the Fire Shield® Safety Circuit - an OEM product; (iii) the Fire Shield® Power Cord - an OEM product; and (iv) the Fire Shield® Safety Extension Cord - a consumer product.  The Company believes that its Fire Shield® technology represents a significant opportunity for long-term growth.

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

    The Company’s line of Surge Guard™ and Surge Guard Plus™ products are designed to meet the rigorous requirements of the Recreational Vehicle (“RV”) market.  These products provide surge protection and have both OEM and after-market applications.  In addition, the Company’s recently developed the Surge Guard Automatic Transfer Switch, which incorporates a transfer switch into the functionality of the Surge Guard products, thus eliminating the need for two separate products.

    Impact of New and Revised Product Standards.  The NEC requires ground fault protection on many applications, which are enforced by OSHA and local government building codes and adhered to by most manufacturers. The Company presently focuses its marketing efforts in certain spot markets, which have developed in response to NEC imposed requirements.  The NEC requirements are often incorporated into UL product standards.

    In January 1989, high-pressure sprayer/washer manufacturers that desired UL listing of their products were required to include a GFCI and/or double-insulation protection on each electrically driven sprayer/washer.  Sales to this industry were severely impacted in the fiscal years from 1996 through 1999 as the majority of the sprayer/washer manufacturers opted for the lower cost double-insulated technology rather than GFCI technology.  Effective January 1996, the double-insulation provision was eliminated from the National Electric Code, but UL did not update its standard enforcing this change until May 2000.  The revised standard UL 1776, that again required the use of GFCIs for UL listed sprayer/washers, was issued effective as of May 6, 2000.

    Also, Article 625 of the 1996 Edition of the NEC requires electric vehicle ("EV") charging systems to include a system that will protect people against serious electric shock in the event of a ground fault. The Company has shipped product to the majority of the major automobile manufacturers in support of their small EV production builds, and the Company is actively involved with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis.  Sales for the Company's EV safety products remain relatively low due to the small number of electric vehicles produced.  Improvements in battery technology along with mandates from individual states for zero emission vehicles, will determine whether this will be a viable market in the future.

    In July 2001, a requirement was added to the 2002 NEC for cord fire prevention on room air conditioners.  UL Standard 484 for room air conditioners was revised to reflect this change in the NEC and became effective in August 2004.  This requires that room air conditioners be provided with either LDCI or Arc Fault Circuit Interrupter ("AFCI") protected cord sets by their manufacturers.  The Company believes that its Fire Shield® cord set will provide manufacturers of room air conditioners with the best solution for this new requirement.

    The Company currently manufactures and markets various portable GFCI, ALCI, LCDI and ELCI products, such as plug-in portable adapters, several extension cord models in various lengths, various modules for original equipment manufacturers ("OEM") customers, and variations of such products for voltage differences in both the United States and foreign markets.  The Company also has placed some products with major retailers, primarily Wal-Mart, Home Depot and Radio Shack, as well as with many independent retailers.  The Company's products are also being offered through magazines, catalogs and E-commerce retailers.

    License Agreements.  The Company has entered into several license and sales and marketing agreements concerning its portable GFCI, ALCI, ELCI and LCDIs products.  These agreements are intended to assist the Company's market penetration into those areas where it would be difficult for the Company to compete on a direct basis.

    On June 4, 2002, the Company announced the signing of a cross license agreement (the "Agreement") with Tecumseh Products Company ("Tecumseh") for technology that provides improved protection for "Refrigeration and Air Conditioning Systems" against electrical faults.  The licensed product integrates Tecumseh's proprietary technology relating to the protection of refrigeration compressors with the Company's proprietary Compressor Fault Interrupter ("CFI") technology, which brings an advanced level of protection to refrigeration and air conditioning systems worldwide.  The licensed product is targeted at 15 to 20 million refrigeration and air conditioning systems sold worldwide each year.  Under the term of the Agreement, either party has the right to manufacture and sell the licensed product and a royalty will be paid by the selling party to the other party for the use of its technology.  The Company believes that Tecumseh will launch this product in fiscal 2006 and that will contribute to revenue growth in fiscal 2007.  The Company expects that this product will be UL and International Electrotechnical Commission ("IEC") approved within the next couple of months which approves the product for use in both the United States and the United Kingdom.

    On March 31, 2005,  Applica Consumer Products, Inc. ("Applica") and the Company terminated three license agreements which were related to Applica's use of the Company's Fire Shield® technology.  As a result, the Company received a $50,000 payment from Applica which was recorded in the fourth quarter ended March 31, 2005.

Military Products and Markets

    The Company designs and manufactures products for sale to the military engine generator set controls market.  The Company's expertise in this area is well known, and the Company's performance in product quality and delivery to the United States military and its prime contractors have resulted in the Company being recognized as a leader in this industry.  The Defense Logistics Agency established a program rating system for its suppliers in 1995 for product quality, packaging and on-time deliveries, and since its inception and for the tenth straight year, the Company has been honored as a Best Value Medalist for the highest rating Gold Category, which signifies the Company's commitment to military contract performance.

    The Company is currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors.  The term "control equipment" refers to the electrical controls used to control the electrical power output of the generating systems.  In general, the controls monitor and regulate the operation of engine generator mobile electric generating system sets.  Electric generating systems are basic to all branches of the military, and demand is generally less volatile than products utilized in armaments and missiles.  Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets which incorporate the Company's products.  The Company is a qualified supplier for 37 control equipment products as required by the Department of Defense and is a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies.  These products are also furnished for spare parts support for existent systems in the military inventory.

    In 1989, the Company completed the redesign of the control equipment related to the 5/10/15/30/60KW Tactical Quiet Generator ("TQG") Systems programs.  The Company is currently actively supplying these parts to Fermont, a division of Engineered Support Systems, Inc., which is the prime contractor.  In addition, the Company is also supplying to Fermont control equipment related to the 3KW TQG systems program which first began in November 1998.  Sales to Fermont were $5,003,070 in fiscal 2005 and $4,545,847 in fiscal 2004, an increase of 10%.  The Company also supplies such products for maintenance and spare parts support directly to the U.S. military.  Direct U.S. military sales, which include these products and those mentioned below, decreased from $6,892,693 in fiscal 2004 to $6,368,386 in fiscal 2005, a decrease of 8%.  Sales other than to Fermont or the U.S. military were $898,125 in fiscal 2005, up from $865,723 in fiscal 2004, an increase of 4%.

    The Company furnishes various types of A.C. power monitors to the military for its U.S. Navy vessels. These monitors provide system protection for the electrical distribution systems that are used on all classes of U.S. Navy surface vessels, such as minesweepers, destroyers, guided missile cruisers and aircraft carriers in addition to other types of naval vessels. The monitors meet the environmental and stringent U.S. Navy high shock, vibration and endurance testing requirements, and they are furnished for new vessel production, retrofit upgrades and existing vessel spare part support.

    In addition, the Company provides both A.C. and D.C. power monitoring systems, which include voltage regulators, power transformers, A.C. over current and short circuit protection monitor assemblies and current sensing transformers for the military's armored-tracked vehicles. These products must pass highly accelerated stress screening and vehicle road testing at the Aberdeen Proving Grounds of the United States Department of Defense.

    The Company's panel mount GFCI is the only GFCI device that is approved and qualified by the Department of Defense for use on its mobile-tactical generating systems.

    The Company's contracts with the U.S. Government are on a fixed-price bid basis. As with all fixed-price contracts, whether government or commercial, the Company may not be able to negotiate higher prices to cover losses should unexpected manufacturing costs be incurred.

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

    The Company's military products are subject to testing and qualification standards imposed by the U. S. Government.  The Company has established a quality control system, which has been qualified by the United States Department of Defense to operate under the requirements of a particular specification (MIL-I-45208).  To the extent the Company designs a product that it believes meets those specifications, it submits the product to the responsible government-testing laboratory.  Upon issue of the qualification approval and source listing, the product is rarely subject to re-qualification; however, the U. S. Government may disqualify a product if it is subject to frequent or excessive operational failures.  In addition, the Company's governmental contracts provide that the current specifications and requirements could be changed at any time, which could require the Company to redesign its existing products or to develop new products which would have to be submitted for testing and qualification prior to their approval for purchase by the military or its prime contractors.  Certain contracts also require witness testing and acceptance by government inspectors prior to shipment of the product.

    The Company's wholly owned foreign subsidiary, TRC/Honduras S.A. de C.V. is an ISO 2000 certified manufacturing facility and an approved supplier to several major corporations, and holds UL, Canadian Standards Association ("CSA") and the German standards association, Verband Deutsher Elektrotechniker ("VDE"), approvals.

Environmental Regulations

    The Company's operations involve the use of hazardous and toxic materials and is subject to federal, state and local laws governing the use, storage and handling of such materials.  The Company falls under the Conditionally Exempt Small Quantity Generators Rule as define by the Environmental Protection Agency ("EPA") due to the small amounts of hazardous waste that it generates each year, and the cost of disposing such materials is not material to the Company’s financial condition, results of operations or cash flows.

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

    On February 3, 1997, the Company's Board of Directors approved the incorporation of TRC/Honduras, S.A. de C.V., a wholly owned Company, for the purpose of manufacturing the Company's high-volume products.  TRC/Honduras, S.A. de C.V. leases 58,000 square feet of property which is located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras.  The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, no federal income tax for any profits generated by the subsidiary, and various other benefits.

    As a result of increasing manufacturing costs in Honduras, the Company moved approximately 30-40% of its Honduran production in fiscal 2004 to a contract manufacturer in China with which the Company had acquired substantial experience prior to its setting up operations in Honduras.  In fiscal 2005, the Company established manufacturing capability for the emerging room air conditioning market in the same geographical areas as those of the room air conditioning manufacturers, whether it be in China, India or in Honduras for the U.S. requirements.

    The Company continues to manufacture its military products and distribute certain of its commercial products, which are manufactured off-shore, through its 43,000 square foot facility in Clearwater, Florida.

Patents and Trademarks

    The Company holds eight patents in the U.S., seven in Great Britain, four in Italy and Germany, three France and Australia and one in Canada, Sweden and Japan with respect to the Company's products giving rise to portable GFCI and Fire Shield® technologies.  Several other patent applications have been filed by the Company and are awaiting action, and the issuance of patents with respect thereto will complement the Company's core technology and products.  The Company's U.S. patents will be valid for either 20 years from filing or 17 years from date of issue in the United States.  The term of the Company's patents in all other countries vary from 15 to 20 years.

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

    The Company has registered its TRC trademark with the U.S. Patent and Trademark Office.  The Company's Shock Shield®, Electra Shield® and Fire Shield® brand names are also registered trademarks of the Company.

Marketing

    The Company's products are sold throughout the world, primarily through an in-house sales force, licensees and sales and marketing agreements.  The Company will continue to market existing and new products through these channels.  In addition, the Company is looking for other viable channels through which to market its products.  The Company relies significantly upon the marketing skills and experience, as well as the business experience, of the management of the Company in marketing its products.

    The Company complements its sales and marketing activities through the use of additional distributors and sales representative organizations.  The Company's internal distribution division, TRC Distribution, is supported by approximately 30 independent sales representatives who sell to over 1,500 electrical, industrial and safety distributors.

    The Company exhibits its products at numerous trade shows, which have resulted in new commercial markets including the recreational vehicle industry and the appliance industry.

    The Company also markets through OEMs, both domestically and internationally, that sell the Company's products as a component of an end user product or under their own brand labels.  The Company continues to implemented a "value add" upgrade strategy, which provides finished product to those who brand label the Company’s product and who are currently only receiving subassembly modules.  The Company's plastic and receptacle molding capabilities are a key factor in providing "value add" upgrades to its customers.

    The Company has no relationship with any of its customers except as a supplier of product.  One particular customer has help fund the development of a product for which the Company will supply to that customer.

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

Major Customers and Exports

    Significant customers who accounted for 10% or more of revenues, and aggregate exports were:

	Year ended March 31,

Customer	2005	2004	2003

U.S. Military (direct sales)	$6,368,386	6,892,693	2,850,188
Fermont, a division of ESSI, a U.S. Government Prime Contractor	5,003,070	4,545,847	3,937,999
Total sales for major customers	$11,371,456	11,438,540	6,788,187

Exports:
Canada	$25,305	344,020	417,094
Far East	6,292,584	1,389,773	1,020,078
Europe	2,239,319	2,207,887	2,632,357
Australia	4,898	28,303	36,020
South America	6,544	13,867	6,484
Middle East	26,209	23,770	14,257
Total exports	$8,594,859	4,007,620	4,126,290

    The Company's military product sales are primarily to military procurement logistic agencies for field service support on previously shipped military equipment and to OEM prime contractors of electric generators.  In fiscal 2005, military sales were approximately 31% of total sales, compared to 51% in fiscal 2004.  Direct sales to the U.S. military were down 8%, sales to Fermont were up 10%, and overall, military sales remained steady year to year.  Direct U.S. military sales accounted for 16% while Fermont accounted for 13% of the Company's total sales for fiscal 2005, compared to 28% and 19%, respectively, for fiscal 2004.

    The Company's exports were up 114% in fiscal 2005, compared to the prior year, primarily due to RAC product shipments to customers located in the Far East.  All other exports to the Company's international OEM customers were relatively flat year over year.

Competition

    The commercial and military business of the Company is highly competitive.

    In the commercial market, the Company has significant competition, except with respect to its Fire Shield® products.  As a result, the Company may not be able to maintain current profit margins due to price erosion.  The Company believes, however, that product knowledge, patented technology, ability to respond quickly to customer requirements, positive customer relations, price, technical background and industry experience are major operational factors with respect to which it compares favorably with its competitors.

    In the military market, the Company must compete with other companies, some being larger and some smaller than the Company and acting as suppliers of similar products to prime government contractors.  The Company believes that knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market.  The Company believes that it has competitive strengths in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment.  A substantial portion of spare part procurement is set aside for small business concerns, which are defined in general as entities that do not exceed 750 employees.  Because the Company is classified as a small business concern, it qualifies for such set aside procurements for which larger competitors are not qualified.  The entry barriers to the military market are significant because of the need, in most cases, for products to pass government tests and qualifications.

Research, Development and Engineering

    The Company employs 20 persons in the Engineering Department, all of whom are engaged either full or part-time in research and development activities.  This department is engaged in designing and developing new commercial and military products and improving existing products to meet the needs of the Company's customers.

    In connection with its efforts to develop new products, the Company's ground fault sensing and leakage current detection products continue to be more widely accepted in the marketplace.  And accordingly, the Company will continue to modify existing and/or design new products to compete in these new markets.

    The Company spent $2,034,385 in fiscal 2005, $1,380,295 in fiscal 2004 and $1,225,651 in fiscal 2003 on research, development and engineering activities, and the Company anticipates spending levels to be at approximately 5% of revenues in fiscal 2006.  All engineering activities are expensed as incurred with some funding being received from time to time by customers for special projects. Such funding was less than 2% of the overall engineering budget for fiscal 2005.

Employees

      Overall, the Company and its subsidiary employed an average of approximately 600 employees throughout fiscal 2005.  As of March 31, 2005, the Company employed 107 persons on a full time basis at its headquarters in Clearwater, Florida, and of that total 54 employees were engaged in manufacturing operations, 20 in engineering, 18 in marketing and 15 in administration.  The number of persons employed at the Company's Honduran subsidiary increased from 220 to 905 in fiscal 2005 due to the ramp up of production for U.S. requirements of the new RAC market.  As of March 31, 2005, 895 employees were engaged in manufacturing operations and 10 in administration.  Due to the seasonality of the RAC market and depending on future RAC production requirements placed on the Company's Honduran facility, the number of personnel may vary significantly from the first half of the Company's fiscal year compared to the second half of the fiscal year.

    None of the Company's employees are represented by a collective bargaining unit, and the Company considers its relations with employees to be stable.  While the Company believes it has established good relations with its local labor force in both the United States and Honduras, its reliance upon a foreign manufacturing facility subjects the Company to risks inherent in international operations.  Competition for management, technical, manufacturing, sales and support personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel.

Risk Factors

         Shareholders and investors should carefully consider the following risk factors, together with the other information contained in this Annual Report, before making any investment decision with respect to the Company's securities:
   Failure to achieve our growth strategy
   Access to capital to fund growth
   Unavailability and cost increases in raw materials and components
   The loss of or significant decrease in sales to large customers
   Adverse changes in the operations of global manufacturing facilities
   Interruptions in manufacturing operations
   Infringement or loss of proprietary rights
   Seasonality
   Competition from larger companies that produce similar products
   Newly acquired businesses or product lines
   Government regulations could adversely impact our operations
    Failure to achieve our growth strategy.  The Company has adopted the following strategic objectives:
  to increase profitability by improving operating efficiencies;
  to strengthen and expand its markets and distribution channels;
  to broaden the applications within target markets for its existing products;
  to expand the scope of its product content;
  to expand its manufacturing capabilities;
  to maintain a conservative capital structure; and
  to pursue strategic acquisitions to the extent favorable opportunities are presented.
    Any or all of these objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence.  Executing the Company’s strategy may also place a strain on its production, information technology systems and other resources.  To manage the growth effectively, the Company must maintain a high level of manufacturing quality and efficiency, properly manage its third party suppliers, continue to enhance its operational, financial and management systems, including its database management, inventory control and distribution systems, and expand, train and manage its employee base, especially as it relates to the Company’s manufacturing plans to service the emerging room air conditioning market.  The Company may not be able to effectively manage its growth in any one or more of these areas.

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

    Unavailability and cost increases in raw materials and components.  Raw materials and components constitute a significant portion of the Company’s cost of goods.  Factors that are largely beyond the Company’s control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components.  As an example, the Company’s products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum.  Recently, the Company has experienced increases in prices of plastic, as well as steel, aluminum and copper, which could continue in fiscal 2006.

    In addition, any inability of the Company’s suppliers to timely deliver raw materials or components or any unanticipated changes in our suppliers could be disruptive and costly.  Any significant failure by the Company to obtain raw materials on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on the Company.

    The loss of or significant decrease in sales to large customers.  The Company must receive a continuous flow of new orders from its large customers.  Failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on the Company.  In addition, as a result of the desire to more closely manage inventory levels, there is a growing trend in business, especially in retail, to make purchases on a “just-in-time” basis.  This requires the Company to shorten its lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require additional expenses to expedite delivery.

    Adverse changes in the operations of global manufacturing facilities.  The Company manufactures a significant number of products in Honduras and obtains a significant proportion of the raw materials and sub-assembly components used in the manufacturing of its products outside the United States.  In fiscal 2005, the Company entered into additional contract manufacturing relationships in China and India to accommodate the requirements of the emerging room air conditioner market.  International operations are subject to risks including, among others:
  labor unrest;
  political instability;
  lack of developed infrastructure;
  longer payment cycles and greater difficulty in collecting accounts;
  import and export duties and quotas;
  changes in domestic and international customs and tariffs;
  unexpected changes in regulatory environments;
  difficulty in complying with a variety of foreign laws;
  difficulty in obtaining distribution and support; and
  potentially adverse tax consequences.
    Labor in Honduras has historically been readily available and at cost in the median range as compared to labor costs available in other nations; however, the Company cannot be assured that labor will continue to be available in Honduras at costs consistent with historical levels.  A substantial increase in labor costs could have a material adverse effect on the Company’s result of operations.

     Interruptions in Manufacturing Operations.  Approximately 50% of the Company’s revenues are derived from products manufactured or assembled at the Company’s manufacturing facility in Honduras and by contract manufacturers located in China.  These manufacturing facilities are subject to hazards that could result in material damage to any such facilities.  Such damage to or prolonged interruption in the operations of such facilities for repairs, labor disruption or other reasons, would have a material adverse effect on the Company.

    Infringement or Loss of Proprietary Rights.  The Company believes that its rights in owned and licensed names are of increasing importance to its business success and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks, especially with regard to its Fire Shield® brand name.  There can be no assurance as to the breadth or degree of protection that these trademarks may afford the Company, or that it will be able to successfully leverage its trademarks in the future.  The costs associated with protecting its intellectual property rights, including litigation costs, may be material.  The Company also cannot be sure that it will be able to successfully assert its intellectual property rights or that these rights will not be invalidated, circumvented or challenged.  Any inability to do so, particularly with respect to names in which the Company has made significant capital investments, or a successful intellectual property challenge or infringement proceeding against the Company, could have a material adverse effect on the Company.  With respect to its applications for patents, there can be no assurance that any patents will be obtained.  If obtained, there can be no assurance that such patents will afford the Company commercially significant protection of its technologies or that it will have adequate resources to enforce its patents.

    Seasonality.  Historically, the Company’s business has not been materially seasonal, but to the extent that the Company continues to participate in the new room air conditioner market, revenues may vary significantly from quarter to quarter.  The normal manufacturing cycle for room air conditioners is typically from late fall through early spring which would result in higher revenues during the Company’s third and fourth quarters.  This seasonality may also result in cash layouts or additional interest expense due to an increased need to borrow funds to maintain sufficient working capital to support such increased demand.

    Competition from larger companies that produce similar products.  The markets for the Company’s products are highly competitive.  The Company believes that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems.  The Company competes with established companies, a number of which have substantially greater facilities, personnel, financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with the Company.  As a result of this competition, the Company could lose market share and sales, or be forced to reduce its prices to meet competition.

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

    Government Regulations Could Adversely Impact Our Operations.  Throughout the world, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical products in those jurisdictions.  Most of the Company’s products have such certifications; however, there can be no assurance that its products will continue to meet such specifications.  Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of product containing certain materials deemed to be environmentally sensitive.  A determination that the Company’s products are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

     Regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002, weaknesses in internal controls over financial reporting, currently unknown, may be identified as the Company documents, tests and assesses such controls.

    The risks listed above are not the only risks that the Company faces.  Additional risks that are not yet known or that the Company believes to be immaterial may also impair business operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Company's executive offices and U.S. manufacturing facility are located on 4.7 acres of leased land in the St. Petersburg-Clearwater Airport Industrial Park. The lease, with options, extends for 40 years until 2021 and is subject to certain price escalation provisions every five years.  This leased land is adequate to enable the Company to expand this facility to 60,000 square feet.  The present facility provides a total of 43,000 square feet, including 10,000 square feet of offices and engineering areas, as well as 23,000 square feet of production area and 10,000 square feet of warehouse space.

    The Company's wholly-owned subsidiary in Honduras, TRC Honduras S.A. de C.V., leases 58,000 square feet of building space from ZIP San Jose, an industrial park located in San Pedro Sula, Honduras.  These facilities include 10,000 square feet of office area, as well as 30,000 square feet of production area and 18,000 square feet of warehouse space.    TRC Honduras S.A. de C.V. produces the majority of the Company's commercial products.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

    The Company's shares of Common Stock are registered under Section 12(g) of the Securities Exchange Act of 1934 and are traded in the over-the-counter market utilizing the NASDAQ trading system, to which the Company gained admittance in December 1984 under the symbol "TRCI".  In November 1995, NASDAQ approved the Company's application for listing on the National Market System.  The following tables set forth a range of high and low market prices for the Company's Common Stock for the fiscal years ended March 31, 2005 and 2004 as reported by NASDAQ, and the dividends declared with respect to each quarter ended within such years.

	Market Price
Fiscal Year Ended	High	Low	Cash Dividends
March 31, 2005:
First quarter	$16.30	10.25	$0.015
Second quarter	12.75	5.86	0.015
Third quarter	8.25	6.31	0.015
Fourth quarter	7.45	4.95	0.015
			$0.060
March 31, 2004:
First quarter	$4.25	2.33	$0.015
Second quarter	8.35	3.65	0.015
Third quarter	20.50	6.76	0.015
Fourth quarter	23.00	10.02	0.015
			$0.060

    As of May 31, 2005, the approximate number of the Company's record shareholders was 340. This number does not include any adjustment for shareholders beneficially owning common stock held of record by any institutional fiduciary, which the Company believes to represent an additional 3,658 shareholders.

    The Company's authorized capital stock, as of May 31, 2005, consisted of 10,000,000 shares of common stock, par value $.51, of which 5,774,875 shares were outstanding.

    As of the record date of March 31, 2003, the Company increased its quarterly cash dividend from $.01 per share to $.015 per share.  Dividends of $.06 per share and $.06 per share were paid by the Company in fiscal 2005 and fiscal 2004, respectively.

    To Company's debt covenants restrict dividends paid by the Company to the greater of 50% of operating profits for the previous twelve months on a rolling basis or $360,000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The Company may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) ("non-standard" products) or fall outside the scope of SOP 81-1 ("standard" products).  For government contracts within the scope of SOP 81-1, the Company records revenue under a units of delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, the Company records revenue the same as commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  The Company has not experienced past losses on government contracts.  The Company accrues minimum royalties due from customers over the related royalty period.  Royalties earned in excess of minimum royalties due are recognized as reported by the licensees.  The Company enters into license agreements and receives nonrefundable license fees in exchange for the use of technology previously developed by the Company.

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

    Inventory Valuation.  The Company's financial statements include an estimate associated with the determination of the lower of cost or market valuation with respect to inventories. Various assumptions and other factors underlie the determination of this estimate.  The process of determining this estimate is fact specific and takes into account primarily historical experience and expected economic conditions.  The Company evaluates this estimate on a monthly basis and makes adjustments each quarter where facts and circumstances dictate.  The Company evaluates all inventories which has not had activity for the most recent 12 months.

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

    Warranty.  The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for "downstream" damage of products not manufactured by the Company.  The Company's warranty provision represents management's estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.

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

    Impairment of Long-Lived Assets.  The Company reviews long-lived assets for possible impairment of carrying value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  In evaluating the fair value and future benefit of the Company's assets, management performs an analysis of the anticipated undiscounted future net cash flows to be derived from the use of individual assets over their remaining amortization period.  If the carrying amount of an asset exceeds its anticipated undiscounted cash flows, the Company recognizes an impairment loss equal to the difference between its carrying value and its fair value.

Results of Operations

Fiscal 2005 and 2004 Comparison

         Revenues for fiscal 2005 were $39,433,347, compared to $24,336,637 reported in fiscal 2004, an increase of 62%.  The increase in commercial revenues was primarily attributed to RAC product shipments and strong growth in the Company’s core commercial business.  Military revenues remain steady due to solid demand for its control devices related to the Tactical Quiet Generator programs for both existing and new systems.  The increase in royalty income was due to cancellation fees recorded in the fourth quarter related to the termination of certain license agreements with Applica Inc. pertaining the use of the Company's Fire Shield® technology.

         Gross profit was 25% of total revenues for fiscal 2005, compared to 39% in fiscal 2004. The major factors impacting the Company’s gross profit during the year were (i) higher than planned startup expenses at its Honduran manufacturing facility and at its three Far East contract manufacturers to produce the new Fire Shield® LCDI Power Cords for use on room air conditioners; (ii) significant additional freight costs which the Company incurred to meet its RAC customers’ delivery requirements; and (iii) competitive pricing required to capture market share in the new RAC market.  Having established the framework for the RAC business in fiscal 2005, the Company expects to achieve higher profit margins in fiscal 2006 compared to fiscal 2005.

         Selling and marketing expense was $2,546,210, or 6.5% of revenues, for fiscal 2005, compared to $2,393,868, or 9.8% of revenues, for fiscal 2004, an increase of $152,342, or 6%.  The increase over the comparable years was due to $41,859 of salary expense primarily for additional personnel, $65,991 for outside sales commissions and $47,183 in travel expense.  All other selling and marketing expenses decreased by $2,691 over the comparable year.  The Company expects selling and marketing expense as a percentage of revenues to remain approximately the same in fiscal 2006 compared to fiscal 2005.

         General and administrative expense was $2,592,630, or 6.6% of revenues, for fiscal 2005, compared to $1,911,111, or 7.9% of revenues, for fiscal 2004, an increase of $681,519, or 36%.  The increase over the comparable years was due to $372,871 of salary expense primarily for additional personnel, $112,477 of shareholder/board of director expenses, $140,063 for audit and legal fees and $54,247 for D&O insurance.  All other general and administrative expenses increased by $1,861 over the comparable years.  The Company expects general and administrative expense as a percentage of revenues to remain approximately the same in fiscal 2006 compared to fiscal 2005.

         Research and development expense was $2,034,385, or 5.2% of revenues, for fiscal 2005, compared to $1,380,295, or 5.7% of revenues, for fiscal 2004, an increase of $654,090, or 47%.  The increase over the comparable years was due to $477,598 of salary expense primarily for additional personnel, $135,879 of UL fees and $58,073 for additional outside testing services, all of which were related to the support of the new room air conditioner market.  All other research and development expenses decreased by $17,460 over the comparable years.  The Company expects research and development expense as a percentage of revenues to remain approximately the same in fiscal 2006 compared to fiscal 2005.

         Other income (expense) was ($18,855) for fiscal 2005, compared to $14,853 for fiscal 2004.  The change was due to interest expense related to the Company's borrowings on its line of credit, whereas in the prior year, the Company had no debt and recorded interest income on higher cash balances.  The Company expects to have decreased debt in fiscal 2006 compared to fiscal 2005.

         Income taxes as a percent of income before income taxes were 23% for fiscal 2005, compared to 30% in fiscal 2004.  The Company's effective tax rate varies based on the mix of income before income taxes derived from the Company's Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  At each reporting period, the Company makes its best estimate of the effective tax rate expected for the full fiscal year and applies that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  The Company’s Honduran subsidiary is profitable which decreases the effective tax rate of the Company.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.  The Company expects its effective income tax rate to be approximately 25-30% in fiscal 2006.

         Net income was $2,012,509 for fiscal 2005, compared to $2,676,156 reported in fiscal 2004, a decrease of 25%.  Basic earnings were $.35 per share and diluted earnings were $.34 per share in fiscal 2005, compared to basic earnings of $.48 per share and diluted earnings of $.46 per share for fiscal 2004.    Net income was negatively impacted in fiscal 2005 by higher operating expenses and lower gross profit margins as described above.

Fiscal 2004 and 2003 Comparison

         Revenues for fiscal 2004 were $24,336,637, compared to $17,761,936 reported in fiscal 2003, an increase of 37%.  The increase in commercial revenues was primarily attributed to product expansion in retail stores.  New accounts in the Recreational Vehicle, Brand Label and Commercial Distribution markets contributed to the remainder of the growth.  Military revenues were positively impacted in fiscal 2004 due to the increased demand, resulting from expanded U.S. military operations, for the Company's support parts and control devices related to both new and existing Tactical Quiet Generator systems.

         Gross profit was 39% of total revenues for fiscal 2004, compared to 33% in fiscal 2003.  The improvement was primarily the result of product mix plus productivity and quality improvements in manufacturing.

         Selling and marketing expense was $2,393,868, or 9.8% of revenues, for fiscal 2004, compared to $1,854,671, or 10.4% of revenues, for fiscal 2003, an increase of $539,197, or 29%.  The increase over the comparable years was due to $289,555 of salary expense primarily for additional personnel, $139,038 of advertising costs, $70,146 for outside sales commissions, $21,623 of product samples, $18,846 of travel expense, $13,316 of professional fees and $6,263 of insurance expense.  All other selling and marketing expenses decreased by $19,590 over the comparable year.

         General and administrative expense was $1,911,111, or 7.9% of revenues, for fiscal 2004, compared to $1,335,667, or 7.5% of revenues, for fiscal 2003, an increase of $575,444, or 43%.  The increase over the comparable years was due to $381,428 of salary expense primarily for additional personnel, $65,667 of professional fees and $50,033 of insurance expense, $24,000 of bad debt expense, $15,544 in charitable contributions, $14,697 of shareholder/board of director expenses and $12,815 of travel expense.  All other general and administrative expenses increased by $11,260 over the comparable years.

         Research and development expense was $1,380,295, or 5.7% of revenues, for fiscal 2004, compared to $1,225,651, or 6.9% of revenues, for fiscal 2003, an increase of $154,644, or 13%.  The increase over the comparable years was due to $187,250 of salary expense primarily for additional personnel, offset to some extent by UL fees of $43,126 of UL and other expenses of $10,520.  The increase in personnel was related to the design and qualifying of products for the new room air conditioner market.

         Other income was 14,853 for fiscal 2004, compared to $6,330 for fiscal 2003, reflecting no debt and interest income on higher cash balances in fiscal 2004 compared to fiscal 2003.

         Income taxes as a percent of income before income taxes were 30% for fiscal 2004, compared to 29% in fiscal 2004.  The Company's effective tax rate varies based on the mix of income before income taxes derived from the Company's Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  At each reporting period, the Company makes its best estimate of the effective tax rate expected for the full fiscal year and applies that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  The Company’s Honduran subsidiary is profitable which decreases the effective tax rate of the Company.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.

         Net income was $2,676,156 for fiscal 2004, compared to $1,014,791 reported in fiscal 2003, an increase of 164%.  Basic earnings were $.48 per share and diluted earnings were $.46 per share in fiscal 2004, compared to basic and diluted earnings of $.19 per share for fiscal 2003.    Net income was positively impacted in fiscal 2004 by higher revenues and gross profit margins as described above.

Liquidity and Capital Resources

    As of March 31, 2005, the Company's cash and cash equivalents decreased to $815,411 from the March 31, 2004 total of $5,968,122.  Cash used by operating activities was $6,394,275, cash used by investing activities was $3,837,792 and cash provided by financing activities was $5,079,356, resulting in a total decrease of $5,152,711 for fiscal 2005.

    Cash used by operating activities was primarily due to an increase in accounts receivable, inventories and prepaid expense of $9,834,562, $5,827,125 and $308,627, respectively, and a decrease in income taxes payable of $318,854, offset to some extent by net income of $2,012,509, depreciation in the amount of $947,725 and an increase in accounts payable of $6,422,941. The increase in accounts receivable, inventories and accounts payable was primarily the result of the Company’s increased business.  The increase in prepaid expenses was the result of the advance payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurances.  The decrease in income taxes payable reflected lower net income.  The use of cash for operating activities is primarily attributed to the new RAC market.  Accounts receivable, inventories and accounts payable will increase significantly in the Company's third and fourth quarters, compared to its first and second quarters, due to the seasonal nature of the RAC market.

    Cash used by investing activities was related to purchases of capital equipment in the amount of $3,350,720 to support the ramp up in production for the new RAC market at the Company’s Honduran subsidiary and its Far East contract manufacturers.  In addition, the Company’s invested approximately $480,000 in U.S. Treasury Bills.  The Company expects capital purchases for fiscal 2006 to be more in line with the historical range of $500,000 to $750,000.

    Cash provided by financing activities was due to borrowings under the Company's line of credit in the amount of $5,350,000 and proceeds from exercises of stock options in the amount of $74,113, offset to some extent by the payment of $344,757 in cash dividends.

    On December 20, 2004, the Company renegotiated the revolving credit agreement with its institutional lender, extending the maturity date to December 14, 2006.  The new facility provides for borrowings up to $6,000,000, as compared to $3,000,000 under the old facility.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option (4.49% rate as of March 31, 2005) as compared to a 2.86% rate as of March 31, 2004.  The loan is collateralized with a perfected first security interest which attaches to all accounts receivable and inventories, and a blanket security interest attaching to all assets, and requires the Company to maintain certain financial ratios and minimum working capital.  As of March 31, 2005, the Company had $5,350,000 in outstanding borrowings, of which $2,350,000 was recorded as long-term debt.   The Company has the right to repay any outstanding borrowings at any time and intends to repay the remaining $3,000,000 prior to March 31, 2006, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants as of March 31, 2005.

    On April 14, 2005, the Company entered into a $3,000,000 six-month term loan agreement with its institutional lender.  This credit facility will only be used in the event that the Company's cash requirements extend beyond the existing line of credit noted above.  The provisions of the term loan agreement are substantively identical to those of the existing line of credit.

    The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

    The Company believes cash flow from operations, the available bank borrowings and current short-term investments and cash and cash equivalents will be sufficient to meet its working capital requirements for the next 12 months.

New Accounting Standards

     In May 2003, the FASB issued SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability.  When issued, this statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise for interim periods beginning after June 15, 2003.  Initially, the statement required that all financial instruments meeting its criteria be presented as liabilities rather than as minority interest between the liabilities and equity sections of the balance sheet.  On October 29, 2003, the FASB announced that it had deferred certain provisions of SFAS No. 150.  The Company does not currently have any instruments subject to SFAS No. 150.  Accordingly, final adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

    In November 2004, the FASB issued SFAS No. 151 - Inventory Costs, to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges, effective during fiscal years beginning after June 15, 2005.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective for small business issuers as of the beginning of the first annual period that begins after December 15, 2005.  The application of SFAS No. 123(R) may have a material effect on the Company's future financial condition, results of operations or cash flows.

    On May 25, 2005, in response to the published accounting standard referenced above, the Company's Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by current employees, including executive officers and directors, effective May 26, 2005.  An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $5.07, of the Company's common stock on the effective date.

    In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement also provides guidance on determining whether retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.  This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.  The application of SFAS No. 154 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of Technology Research Corporation and its subsidiary are included in Schedule I (i.e. indexes F-1 through F-19) attached herewith:

   Report of Independent Registered Public Accounting Firm
   Consolidated Balance Sheets as of March 31, 2005 and 2004
   Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003
   Consolidated Statement of Stockholders' Equity for the years ended March 31, 2005, 2004 and 2003
   Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003
   Notes to Consolidated Financial Statements
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

    As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") ("the Certifying Officers"), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective.

    Further, there were no significant changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The information required in Item 9 is incorporated into Part III of the Annual Report on Form 10-KSB by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 25, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

    The information required in Item 10 is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 25, 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required in Item 11 is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 25, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in Item 12 is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 25, 2005.

ITEM 13.  EXHIBITS

3.1 Articles of Incorporation and By-Laws*
3.2 Amended Articles of Incorporation dated September 24, 1990.***
3.3 Amended Articles of Incorporation dated September 24, 1996.***
3.4 Amended Articles of Incorporation dated August 21, 2003.***

(10) Material contracts:

10.1 $3,000,000 Revolving Credit Agreement, dated December 14, 1999, between the Company and SouthTrust Bank***

10.2 The 2000 Long Term Incentive Plan effective August 24, 2000.***

10.3 Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 300,000 to 600,000 effective August 21, 2003.***

10.4 Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 600,000 to 1,100,000 effective August 24, 2004.***

10.5 License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company's Fire Shield® technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults.***

10.6 Amended Revolving Credit Agreement, dated December 20, 2004, between the Company and its subsidiary and SouthTrust Bank, increasing the amount available to borrow from $3,000,000 to $6,000,000 and extending the maturity date to December 14, 2006.*****

10.7 $3,000,000 six-month term loan agreement, dated April 14, 2005, between the Company and its subsidiary and SouthTrust Bank.*****

(14)  Code of Conduct and Code of Ethics

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

Footnotes:

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

**** Previously filed with and as part of the Registrant's Post-Effective Amendment No. 1 to Form S-1 (No. 33-31967)

***** Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required in Item 14 is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 25, 2005.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

By: /s/ Jerry T. Kendall
Jerry T. Kendall
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2005

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry T. Kendall	President and Chief Executive Officer	6/29/2005
Jerry T. Kendall	(Principal Executive Officer)

/s/ Scott J. Loucks	Chief Financial Officer	6/29/2005
Scott J. Loucks	(Principal Financial and Accounting Officer)

/s/ Raymond B. Wood	Director and Senior Vice President of Government Operations	6/29/2005
Raymond B. Wood	and Marketing

/s/ Robert S. Wiggins	Chairman of the Board	6/29/2005
Robert S. Wiggins

/s/ Gerry Chastelet	Director	6/29/2005
Gerry Chastelet

/s/ Edmund F. Murphy, Jr.	Director	6/29/2005
Edmund F. Murphy, Jr.

/s/ Martin L. Poad	Director	6/29/2005
Martin L. Poad

/s/ David F. Walker	Director	6/29/2005
David F. Walker

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Financial Statements

 Index

    Schedule I
                                                                                                             Page

    Report of Independent Registered Public Accounting Firm                                                                                              F-1

    Financial Statements:

        Consolidated Balance Sheets as of March 31, 2005 and 2004                                                                                F-2

        Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003              F-3

        Consolidated Statements of Stockholders' Equity for the years ended March 31, 2005, 2004, and 2003                     F-4

        Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003                                  F-5

        Notes to Consolidated Financial Statements                                                                                                         F-6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Technology Research Corporation:

We have audited the consolidated financial statements of Technology Research Corporation and subsidiary as listed in the accompanying index.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Tampa, Florida
May 9, 2005

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Balance Sheets

March 31, 2005 and 2004

ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$815,411	5,968,122
Short-term investments	487,072	-
Trade and other accounts receivable, net of allowance for
doubtful accounts of $171,725 in 2005 and $31,010 in 2004 (note 6)	13,114,548	3,420,701
Inventories, net (notes 2 and 6)	11,460,302	5,633,177
Deferred income taxes (note 7)	488,413	239,169
Prepaid expenses and other current assets	514,922	206,295
Total current assets	26,880,668	15,467,464

Property, plant and equipment, net of accumulated depreciation of
$8,089,950 and $7,203,205 (note 3)	5,470,156	3,065,771
Other assets	96,004	38,633
Total assets	$32,446,828	18,571,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt (note 6)	$3,000,000	-
Trade accounts payable	7,970,920	1,547,979
Accrued expenses	1,327,944	767,185
Accrued dividends	100,175	99,295
Income taxes payable	112,239	431,093
Deferred revenue	-	10,525
Total current liabilities	12,511,278	2,856,077
Long-term debt (note 6)	2,350,000	-
Deferred revenue - long term	-	28,951
Deferred income taxes (note 7)	378,143	235,120
Total liabilities	15,239,421	3,120,148

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,795,375 shares and 5,749,758 shares issued, and
5,773,875 shares and 5,728,258 shares outstanding	2,955,641	2,932,377
Additional paid-in capital	8,483,237	8,417,686
Retained earnings	5,808,674	4,141,802
Common stock held in treasury, 21,500 shares at cost	(40,145)	(40,145)
Total stockholders' equity	17,207,407	15,451,720
Total liabilities and stockholders' equity	$32,446,828	18,571,868

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Statements of Operations

Years ended March 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues (note 10):
Commercial	$27,022,170	11,941,713	10,254,998
Military	12,269,581	12,304,263	7,386,144
Royalties	141,596	90,661	120,794
Total revenues	39,433,347	24,336,637	17,761,936
Cost of sales	29,618,620	14,830,606	11,896,230
Gross profit	9,814,727	9,506,031	5,865,706

Operating expenses:
Selling and marketing	2,546,210	2,393,868	1,854,671
General and administrative	2,592,630	1,911,111	1,335,667
Research and development	2,034,385	1,380,295	1,225,651
Other	(1,390)	(1,194)	31,718
Total operating expenses	7,171,835	5,684,080	4,447,707
Income from operations	2,642,892	3,821,951	1,417,999

Interest expense	(48,303)	-	(1,153)
Other income	29,448	14,853	7,483
	(18,855)	14,853	6,330
Income before income taxes	2,624,037	3,836,804	1,424,329
Income tax expense (note 7)	611,528	1,160,648	409,538
Net income	$2,012,509	2,676,156	1,014,791

Earnings per share - basic	$0.35	0.48	0.19

Earnings per share - diluted	$0.34	0.46	0.19

Shares outstanding - basic	5,754,816	5,589,181	5,438,381

Shares outstanding - diluted	5,954,068	5,827,726	5,482,450

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended March 31, 2005, 2004 and 2003

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholder's equity

Balances as of March 31, 2002:	5,437,497	$2,784,088	7,526,472	1,032,996	(40,145)	11,303,411

Dividends - $0.045 per share	-	-	-	(244,760)	-	(244,760)
Net income	-	-	-	1,014,791	-	1,014,791
Exercise of stock options	2,873	1,466	1,722	-	-	3,188
Balances as of March 31, 2003:	5,440,370	2,785,554	7,528,194	1,803,027	(40,145)	12,076,630

Dividends - $0.06 per share	-	-	-	(337,381)	-	(337,381)
Net income	-	-	-	2,676,156	-	2,676,156
Tax benefit related to exercise of stock options	-	-	549,000	-	-	549,000
Exercise of stock options	287,888	146,823	340,492	-	-	487,315
Balances as of March 31, 2004:	5,728,258	2,932,377	8,417,686	4,141,802	(40,145)	15,451,720

Dividends - $0.06 per share	-	-	-	(345,637)	-	(345,637)
Net income	-	-	-	2,012,509	-	2,012,509
Tax benefit related to exercise of stock options	-	-	14,702	-	-	14,702
Exercise of stock options	45,617	23,264	50,849	-	-	74,113
Balances as of March 31, 2005:	5,773,875	$2,955,641	8,483,237	5,808,674	(40,145)	17,207,407

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Statements of Cash Flows

Years ended March 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$2,012,509	2,676,156	1.014,791
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Change in allowance for doubtful accounts	140,715	(13,892)	32,994
Tax benefit of stock options exercised	14,702	549,000	-
Depreciation	947,725	837,020	857,374
Loss (gain) on disposal of assets	(1,390)	(1,194)	31,718
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	(9,834,562)	(633,984)	(289,216)
Income taxes receivable	-	19,766	(19,766)
Inventories, net	(5,827,125)	(969,301)	134,855
Deferred income taxes	(106,221)	89,055	341,326
Prepaid expenses and other current assets	(308,627)	(83,972)	(24,603)
Other assets	(57,371)	13,979	6,096
Trade accounts payable	6,422,941	495,162	501,517
Accrued expenses	560,759	403,328	70,435
Income taxes payable	(318,854)	431,093	-
Deferred revenue	(39,476)	(10,524)	-
Net cash (used) provided by operating activities	(6,394,275)	3,801,692	2,657,521

Cash flows from investing activities:
Purchase of capital expenditures	(3,350,720)	(515,580)	(577,463)
Purchases of short-term investments	(487,072)	-	-
Net cash used by investing activities	(3,837,792)	(515,580)	(577,463)

Cash flows from financing activities:
Borrowings under line of credit	5,350,000	-	(500,000)
Proceeds from the exercise of stock options	74,113	487,315	3,188
Cash dividend paid	(344,757)	(334,867)	(216,783)
Net cash provided (used) by financing activities	5,079,356	152,448	(713,595)

Net increase (decrease) in cash and cash equivalents	(5,152,711)	3,438,560	1,366,463
Cash and cash equivalents at beginning of year	5,968,122	2,529,562	1,163,099
Cash and cash equivalents at end of year	$815,411	5,968,122	2,529,562

Supplemental cash flow information:
Cash paid for interest	$36,991	-	1,153
Cash paid for income taxes	$1,036,603	71,734	87,977

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

(1)  Summary of Significant Accounting Policies

(a)  Description of Business

Technology Research Corporation and subsidiary (the “Company”) is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and/or prevent electrical fires in the home and workplace.  Based on its core technology in ground fault sensing, the Company's products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  The Company also supplies power monitors and control equipment to the United States military and its prime contractors, primarily for use on mobile electric generators.  The Company's corporate headquarters are located in Clearwater, Florida.  The Company incorporated TRC Honduras, S.A. de C.V., a wholly owned subsidiary, for the purpose of manufacturing the Company's high volume products in Honduras.  The Company primarily sells its products direct to the customer, through retail stores, to original equipment manufacturers and through electrical distributors involved in a variety of industries and to governmental entities. The Company performs credit evaluations of all new customers and generally does not require collateral.  Historically, the Company has experienced minimal losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.  The Company's customers are located throughout the world.  See note 10 for further information on major customers.  The Company also licenses its technology for use by others in exchange for a royalty or product purchases.

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

(d)  Cash Equivalents

Cash equivalents amounted to $29,835 and $2,015,608 as of March 31, 2005 and 2004, respectively, and consisted of money market accounts.  For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

(e)  Short-term investments

The value of the short-term investment totaled $487,072 as of March 31, 2005, which consists of corporate securities in the amount of $2,079 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $484,993.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

(f) Revenue Recognition

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

(h) Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Depreciation is calculated on the straight-line half-year method over the estimated useful lives of the assets.

(i)  Impairment or Disposal of Long-Lived Assets

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

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

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

(k)  Stock-Based Compensation

The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	Years ended March 31,

	2005	2004	2003

Net income - as reported	$2,012,509	2,676,156	1,014,791
Deduct: Total stock-based compensation expense determined
under fair value based method, net of income taxes	(852,159)	(117,759)	(104,598)

Net income - pro forma	$1,160,350	2,558,397	910,193

Basic earnings per share:
As reported	$0.35	0.48	0.19
Pro forma	$0.20	0.46	0.17

Diluted earnings per share
As reported	$0.34	0.46	0.19
Pro forma	$0.20	0.44	0.17

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

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

The table below reconciles the calculation of basic and diluted earnings per share:

	Year ended March 31,

	2005	2004	2003

Net income	$2,012,509	2,676,156	1,014,791
Weighted average shares outstanding - basic	5,754,816	5,589,181	5,438,381
Dilutive common shares issuable upon exercise of stock options	199,252	238,545	44,069
Weighted average shares outstanding - diluted	5,954,068	5,827,726	5,482,450

Earnings per common share:
Basic	$0.35	0.48	0.19
Diluted	$0.34	0.46	0.19

For the year ended March 31, 2005, options to purchase 245,400 shares were considered anti-dilutive for the purposes of calculating earnings per share.  For the year ended March 31, 2004, options to purchase 257,900 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

(m)  Recently Issued Accounting Standards

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

In November 2004, the FASB issued SFAS No. 151 - Inventory Costs, to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges, effective during fiscal years beginning after June 15, 2005.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective for small business issuers as of the beginning of the first annual period that begins after December 15, 2005.  The application of SFAS No. 123(R) may have a material effect on the Company's future financial condition, results of operations or cash flows.

    In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement also provides guidance on determining whether retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.  This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.  The application of SFAS No. 154 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

(2) Inventories

Inventories at March 31, 2005 and 2004 consist of the following:

	2005	2004

Raw materials	$8,669,678	3,473,288
Work-in-process	628,622	434,090
Finished goods	2,162,002	1,725,799
Total	$11,460,302	5,633,177

Approximately 47% and 40% of inventories were located in Honduras as of March 31, 2005 and 2004, respectively.

(3)  Property, Plant and Equipment

Property, plant and equipment as of March 31, 2005 and 2004 consists of:

	2005	2004	Estimated useful lives

Building and improvements	$1,639,993	1,614,517	20 years
Machinery and equipment	11,920,113	8,654,459	5 - 15 years
	$13,560,106	10,268,976

Approximately 30% and 24% of property, plant and equipment is located in Honduras as of March 31, 2005 and 2004, respectively.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

(4)  Vacation

The Company corrected an error in accounting for accrued vacation by recording additional vacation expense of $185,545 during the quarter ended December 31, 2004.  The expense was charged to cost of sales ($49,110), selling and marketing ($52,793), general and administrative ($47,346) and research and development ($36,296).  Approximately $27,500 of the vacation expense was earned in the nine months ended December 31, 2004, $19,400 in the 2004 fiscal year, $8,300 in the 2003 fiscal year, $4,100 in the 2002 fiscal year and $126,200 in prior fiscal years.  The Company analyzed the effect of the misstatement on prior periods ($158,045) in accordance with APB Opinion No. 20 and No. 28 and SAB 99 and determined that while the adjustment was significant with respect to the quarter ended December 31, 2004, it was not material with respect to the estimated income for the 2005 fiscal year or to the trends on earnings among fiscal years or the quarters within all affected fiscal years.  Accordingly, following the guidance of APB Opinion No. 28, the Company recorded the full amount of the vacation expense during the quarter ended December 31, 2004.  As of March 31, 2005, the Company again analyzed the effect of the misstatement on prior periods in accordance with APB Opinion No. 20 and No. 28 and SAB 99 and concluded that the misstatement was not material to the year ended March 31, 2005 or to the trends on earnings among fiscal years or the quarters within all affected years.

(5)  Warranty

The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for "downstream" damage of products not manufactured by the Company.  The Company's warranty provision represents management's estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  The Company's warranty provision increased by $290,447 in fiscal 2005 due to higher revenue volume, especially with regard to those revenues generated by initial volumes of off-shore production of a new line of product.  A roll-forward of the activity in the Company's warranty liability for the years ended March 31, 2005 and 2004 is as follows:

	Years ended March 31,

	2005	2004

Beginning balance	$20,000	-
Warranty expense	354,163	20,000
Warranty claims	(63,716)	-
Ending balance	$310,447	20,000

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

(6)  Debt

On December 20, 2004, the Company renegotiated the revolving credit agreement with its institutional lender, extending the maturity date to December 14, 2006.  The new facility also provides for borrowings up to $6,000,000, as compared to $3,000,000 under the old facility.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option at a 4.49% rate as of March 31, 2005 as compared to a 2.86% rate as of March 31, 2004.  The loan is collateralized with a perfected first security interest which attaches to all accounts receivable and inventories, and a blanket security interest attaching to all assets and requires the Company to maintain certain financial ratios and minimum working capital.  As of March 31, 2005, the Company had $5,350,000 in outstanding borrowings, of which $2,350,000 was recorded as long-term debt.   The Company has the right to repay any outstanding borrowings at any time and intends to repay the remaining $3,000,000 prior to March 31, 2006, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants as of March 31, 2005.

On April 14, 2005, the Company entered into a $3,000,000 six-month term loan agreement with its institutional lender.  This credit facility will only be used if necessary in the event that the Company's cash requirements extend beyond the existing line of credit noted above.  The terms of the agreement are the same as the existing line of credit.

The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

(7)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$61,821	11,164
Inventories, principally due to valuation allowance for financial reporting purposes and additional costs inventoried for tax purposes	407,496	203,052
Accrued expenses	96,526	24,953
Total gross deferred tax assets	565,843	239,169

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(378,143)	(235,120)
Prepaid expenses	(77,430)	-
Total gross deferred tax liability	(455,573)	(235,120)
Net deferred tax assets	$110,270	4,049

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

Net deferred tax assets included in the accompanying consolidated balance sheets as of March 31, 2005 and 2004 are as follows:

	2005	2004

Deferred income taxes, current asset	$488,413	239,169
Deferred income taxes, noncurrent liability	(378,143)	(235,120)
	$110,270	4,049

Management assesses the likelihood that the deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible.  Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the Company will realize the benefits of these deductible differences at March 31, 2005.

Income tax expense (benefit) for the years ended March 31, 2005, 2004, and 2003 consists of:

	2005	2004	2003

Current:
Federal	$663,822	1,015,734	68,212
State	53,927	55,859	-
	717,749	1,071,593	68,212
Deferred:
Federal	(100,320)	84,107	312,071
State	(5,901)	4,948	29,255
	(106,221)	89,055	341,326
	$611,528	1,160,648	409,538

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

Income tax expense for the years ended March 31, 2005, 2004 and 2003 differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

	2005	2004	2003

Computed expected tax expense	$892,173	1,304,513	484,272
Increase (reduction) in income taxes resulting from:
Foreign activity for which no income taxes have been provided	(334,252)	(249,121)	(102,435)
State income taxes, net of Federal income tax effect	31,697	40,133	19,309
Change in valuation allowance	-	-	(78,152)
Tax credits expired	-	-	71,702
Other	21,910	65,123	14,842
	$611,528	1,160,648	409,538

The operating results of the foreign manufacturing subsidiary are not subject to foreign tax as it is operating under an indefinite tax holiday granted on January 7, 2002 by the Honduran Secretary of Industry and Commerce.  Prior to January 7, 2002, the subsidiary operated under a 20-year tax holiday.  The foreign operations generated income of approximately $983,000 in 2005, $733,000 in 2004, and $301,000 in 2003.  No income taxes have been provided on these results of operations.

The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $2,256,000 at March 31, 2005.  It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary was paid as dividends to the Company.  It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

(8)  Stock Options and Grants

The Company has two qualified incentive stock option plans, one performance-incentive stock option plan, and one nonqualified stock option plan (the Plans).  Options granted under the Plans are granted to directors, officers and employees at fair value and expire ten years after the date of grant.  Except for the performance incentive stock option plan, options granted under the Plans generally vest over three years.  Options granted under the performance incentive stock option plan vest at the end of year ten but are subject to accelerated vesting if certain targets are met.  Options may be exercised by payment of cash or with stock of the Company owned by the officer or employee.  During 2000, stockholders approved a Long Term Incentive Plan with an initial aggregate of 300,000 shares reserved for this plan, and during 2003 and 2004, an additional 300,000 and 500,000 shares were approved by the shareholders for an aggregate total of 1,100,000 shares to be reserved for issuance under this plan.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which is effective for small business issuers from the first annual period that begins after December 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements.  Accordingly, the Company will implement the revised standard in its first quarter ending June 30, 2006.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated statement of operations of the financial statements.

Option transactions and other information relating to the Plans for the three years ended March 31, 2005 are as follows:

	Qualified incentive stock option plan	Performance incentive stock option plan	Non-qualified stock option plan	Long-term incentive stock option plan	Total	Weighted average exercise price

Outstanding as of March 31, 2002	134,084	250,000	46,666	178,250	609,000	$3.07
Granted	-	-	-	40,000	40,000	1.92
Canceled	(3,000)	-	-	-	(3,000)	1.06
Outstanding as of March 31, 2003	131,084	250,000	46,666	218,250	646,000	3.01
Granted	-	-	-	342,900	342,900	10.03
Exercised	(107,184)	-	(42,039)	(138,665)	(287,888)	3.41
Canceled	(17,616)	-	(1,927)	-	(19,543)	1.40
Outstanding as of March 31, 2004	6,284	250,000	2,700	422,485	681,469	7.10
Granted	-	-	-	63,500	63,500	6.24
Exercised	(3,167)	-	(1,700)	(40,750)	(45,617)	1.63
Canceled	-	-	-	(18,500)	(18,500)	11.25
Outstanding as of March 31, 2005	3,117	250,000	1,000	426,735	680,852	$7.27

Total number of options available under the plans	166,667	400,000	333,333	1,100,000	2,000,000

Exercisable as of March 31, 2005	3,117	-	1,000	168,655	172,772	$8.12

Available as of March 31, 2005	-	150,000	-	493,850	643,850

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

The per share weighted average exercise price of stock options granted during 2005, 2004 and 2003 was $6.24, $10.03 and $1.92, respectively, on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Years Ended March 31,

	2005	2004	2003

Expected dividend yield	0.94%	0.01%	1.70%
Risk free interest rate	4.16%	3.54%	3.95%
Expected volatility	97.65%	92.28%	92.63
Expected life	7.07 years	7.31 years	8.93 years

As of March 31, 2005, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of outstanding as of March 31, 2005	Weighted average remaining contractual life(years)	Weighted average exercise price	Number exercisable as of March 31, 2005	Weighted average exercise price

$1.50 - 1.63	9,117	5.6	$1.56	9,117	$1.56
$1.64 - 2.05	38,835	6.6	1.76	35,502	1.77
$2.06 - 2.74	80,000	8.1	2.73	26,667	2.73
$2.75 - 5.13	250,000	1.3	5.13	-	-
$5.14 - 8.30	57,500	9.9	5.96	-	-
$8.31 - 12.34	245,400	9.0	12.34	101,486	12.34
	680,852	6.0	$7.27	172,772	$8.12

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue.  There were no such shares issued during the years ended March 31, 2005, 2004 or 2003.

(9)  Leases

The Company leases the land on which its operating facility is located in Clearwater, Florida.  This operating lease was for a period of 20 years through August 2001 with options to renew for two additional ten-year periods.  The Company utilized the first ten-year option and extended the lease through August 2011.  The lease provides for rent adjustments every five years.  The Company is responsible for payment of taxes, insurance and maintenance.  In the event the Company elects to terminate the lease, title to all structures on the land reverts to the lessor.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

The Company's subsidiary leases its operating facility in Honduras.  The initial operating lease was for five years through February 2002, and since then, has been extended on a yearly basis trough February 2006.  In addition, the Company's subsidiary entered into a three-year lease for additional warehouse space in Honduras at the same location.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2005 are:

Year ending March 31,
2006	$256,404
2007	88,402
2008	70,812
2009	30,528
2010	30,528
Thereafter	30,528
Total minimum lease payments	$507,202

Rental expense for all operating leases was approximately $239,000 in 2005, $187,000 in 2004 and $182,000 in 2003.

(10)  Major Customers

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

	Year ended March 31,

Customer	2005	2004	2003

U.S. Military (direct sales)	$6,368,386	6,892,693	2,850,188
Fermont, a division of ESSI, a U.S. Government Prime Contractor	5,003,070	4,545,847	3,937,999
Total sales for major customers	$11,371,456	11,438,540	6,788,187

Exports:
Canada	$25,305	344,020	417,094
Far East	6,292,584	1,389,773	1,020,078
Europe	2,239,319	2,207,887	2,632,357
Australia	4,898	28,303	36,020
South America	6,544	13,867	6,484
Middle East	26,209	23,770	14,257
Total exports	$8,594,859	4,007,620	4,126,290

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

(11)  Benefit Plan

The Company's 401(k) plan covers all employees with six months and 1,000 hours of service who are at least 21 years old.  The Company matches employee contributions dollar-for-dollar up to $400. Total Company contributions were approximately $28,000 in 2005, $25,000 in 2004 and $21,700 in 2003

(12)  Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, result of operations or cash flows.

(13)  Stock Repurchase Plan

On December 9, 1999, the Company’s board of directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market.  Through the year ended March 31, 2005, the Company has repurchased 21,500 shares at a cost of $40,145.

(14)  Selected Quarterly Data (Unaudited)

Information (unaudited) related to operating revenue, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2005 and 2004 are:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2005:
Revenues	$7,130,944	7,069,527	9,704,795	15,528,081
Gross profit	2,621,528	2,143,679	2,051,814	2,997,706
Income from operations	999,971	467,720	163,445	1,011,756
Net income	673,670	318,045	162,913	857,881
Basic earnings per share	0.12	0.06	0.03	0.15
Diluted earnings per share	0.11	0.05	0.03	0.15

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2004:
Revenues	$5,659,915	6,212,654	5,805,556	6,658,512
Gross profit	1,940,072	2,491,498	2,367,919	2,706,542
Income from operations	778,522	1,163,167	934,912	945,350
Net income	584,100	793,860	680,388	617,808
Basic earnings per share	0.11	0.14	0.12	0.11
Diluted earnings per share	0.10	0.14	0.11	0.10