Form 10-Q
period 2005-06-30
TECHNOLOGY RESEARCH CORP
filed 2005-08-15
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______ to ______

0-13763
(Commission file No.)

TECHNOLOGY RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	59-2095002
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5250-140th Avenue North
Clearwater, Florida 33760
(Address of principal executive offices)
(727) 535-0572
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of July 31, 2005 there were 5,775,875 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

TECHNOLOGY RESEARCH CORPORATION

TABLE OF CONTENTS

June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Balance Sheets
  (Unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$284,553	815,411
Short-term investments	489,634	487,072
Trade and other accounts receivable, net of allowance for
doubtful accounts of $146,011 and $171,725	10,196,725	13,114,548
Inventories, net	11,978,912	11,460,302
Deferred income taxes	500,813	488,413
Prepaid expenses and other current assets	398,492	514,922

Total current assets	23,849,129	26,880,668

Property and equipment, net of accumulated depreciation of
$8,405,118 and $8,089,950	5,423,532	5,470,156
Other assets	71,738	96,004

Total assets	$29,344,399	32,446,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$2,660,200	3,000,000
Trade accounts payable	5,341,900	7,970,920
Accrued expenses	1,076,296	1,327,944
Accrued dividends	100,224	100,175
Income taxes payable	16,495	112,239

Total current liabilities	9,195,115	12,511,278

Long-term debt	2,350,000	2,350,000
Deferred income taxes	383,899	378,143

Total liabilities	11,929,014	15,239,421

Shareholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,796,375 shares and
5,795,375 shares issued and 5,774,875 shares and 5,773,875 shares outstanding	2,956,151	2,955,641
Additional paid-in capital	8,484,493	8,483,237
Common stock held in treasury, 21,500 shares at cost	(40,145)	(40,145)
Retained earnings	6,014,886	5,808,674

Total shareholders' equity	17,415,385	17,207,407

Total liabilities and shareholders' equity	$29,344,399	32,446,828

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Income
  (Unaudited)

	Three months ended June 30,
	2005	2004
Revenues:
Commercial	$7,927,421	3,773,981
Military	2,649,329	3,304,332
Royalties	-	52,631
Total revenues	10,576,750	7,130,944
Cost of sales	8,283,552	4,509,416
Gross profit	2,293,198	2,621,528

Operating expenses:
Selling and marketing	640,548	588,645
General and administrative	734,528	568,153
Research and development	487,404	466,471
Total operating expenses	1,862,480	1,623,269
Income from operations	430,718	998,259
Other income (expense):
Interest expense	(50,011)	(248)
Other income	9,740	7,468
	(40,271)	7,220
Income before income taxes	390,447	1,005,479
Income tax expense	97,612	331,809
Net income	$292,835	673,670

Earnings per share - basic	$0.05	0.12

Earnings per share - diluted	$0.05	0.11

Shares outstanding - basic	5,774,375	5,745,850

Shares outstanding - diluted	5,841,212	5,977,941

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Cash Flows
  (Unaudited)
	Three Months Ended June 30,

	2005	2004
Cash flows from operating activities:
Net income	$292,835	673,670
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of interest on short-term investments	(2,562)	-
Tax benefit of stock options exercised	-	7,486
Depreciation	317,965	208,679
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	2,917,823	(579,660)
Inventories, net	(518,610)	(825,448)
Deferred income taxes	(6,644)	(15,628)
Prepaid expenses and other current assets	116,430	(214,597)
Other assets	24,266	(1,415)
Trade accounts payable	(2,629,020)	570,165
Accrued expenses	(251,648)	(301,336)
Income taxes payable	(95,744)	(150,049)
Deferred revenue	-	(2,631)

Net cash provided (used) by operating activities	165,091	(630,764)

Cash flows from investing activities:
Capital expenditures	(271,341)	(963,041)

Net cash used by investing activities	(271,341)	(963,041)

Cash flows from financing activities:
Repayments of short-term debt	(339,800)	-
Proceeds from the exercise of stock options	1,766	44,211
Cash dividends paid	(86,574)	(85,851)

Net cash used by financing activities	(424,608)	(41,640)

Net decrease in cash and cash equivalents	(530,858)	(1,635,445)
Cash and cash equivalents at beginning of period	815,411	5,968,122

Cash and cash equivalents at end of period	$284,553	4,332,677

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1.  Basis of Presentation:

    The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-KSB for the year ended March 31, 2005.

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

    The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended June 30,

	2005	2004

Net income	$292,835	673,670

Weighted average shares outstanding - basic	5,774,375	5,745,850
Dilutive common shares issuable upon exercise of stock options	66,837	232,091

Weighted average shares - diluted	5,841,212	5,977,941

Earnings per share:
Basic	$0.05	0.12
Diluted	$0.05	0.11

    For the three-month period ended June 30, 2005, options to purchase 295,400 shares of common stock, were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month period ended June 30, 2004, 245,400 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

3.  Short-term investments:

    Short-term investments totaled $489,634 as of June 30, 2005, and consist of corporate securities in the amount of $808 and the original cost plus accrued interest on U.S. Treasury Bills in the amount of $488,826.

    Short-term investments totaled $487,072 as of March 31, 2005 and consist of corporate securities in the amount of $2,079 and the original cost plus accrued interest of U.S. Treasury Bills in the amount of $484,993.

4.  Inventories:

    Inventories consist of the following:
	June 30, 2005	March 31, 2005

Raw materials	$9,048,896	8,669,678
Work-in-process	533,065	628,622
Finished goods	2,396,951	2,162,002

Total	$11,978,912	11,460,302

5. Warranty:

    The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for "downstream" damage of products not manufactured by the Company.  The Company's warranty provision represents management's estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  The Company's warranty provision was $310,447 as of March 31, 2005 and $20,000 as of March 31, 2004.  No warranty provision was recorded in the first quarter ended June 30, 2004.  A roll-forward of the activity in the Company's warranty liability for the three months ended June 30, 2005 is as follows:

Three months ended
June 30, 2005
Beginning balance	$310,447
Warranty expense	86,778
Warranty claims	(54,599)

Ending balance	$342,626

6.  Debt:

    On December 20, 2004, the Company renegotiated the revolving credit agreement with its institutional lender, extending the maturity date to December 14, 2006.  The new facility provides for borrowings up to $6,000,000, as compared to $3,000,000 under the old facility.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option (4.92% rate as of June 30, 2005).  The loan is collateralized with a perfected first security interest which attaches to all accounts receivable and inventories, and a blanket security interest attaching to all assets, and requires the Company to maintain certain financial ratios and minimum working capital.   As of June 30, 2005, the Company had $5,010,200 in outstanding borrowings, of which $2,350,000 was recorded as long-term debt.  The Company has the right to prepay any outstanding borrowings at any time and intends to repay $2,660,200 prior to December 31, 2005, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants as of June 30, 2005.

    On April 14, 2005, the Company entered into a $3,000,000 six-month term loan agreement with its institutional lender.  This credit facility will only be used in the event that the Company's cash requirements extend beyond the existing line of credit noted above.  The provisions of the term loan agreement are substantively identical to those of the existing line of credit.  No borrowings have been made under this term loan agreement.

7.  Stock-Based Compensation:

    The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), and related interpretations.  Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30,

	2005	2004

Net income - as reported	$292,835	673,670
Deduct: Total stock-based compensation expense
determined under fair value based
method, net of income taxes	(1,227,113)	(189,335)

Net income (loss) - pro forma	$(934,278)	484,315

Basic earnings per share:
As reported	0.05	0.12

Pro forma	(0.16)	0.08

Diluted earnings per share:
As reported	0.05	0.11

Pro forma	(0.16)	0.08

    In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which is effective for small business issuers from the first annual period that begins after December 15, 2005, that will require compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements.  Accordingly, the Company will implement the revised standard in its first quarter ending June 30, 2006.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the statement of income of the financial statements.

    On May 24, 2005, in response to SFAS 123R, the Company's Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by current employees, including executive officers and directors, effective May 25, 2005.  An option is considered out-of-the-money if, on the effective date, the stated option exercise price was greater than the closing price of the Company's common stock, $5.07.  The decision to accelerate vesting of these options was made primarily to avoid recognizing significant compensation cost in the Company's future financial statements upon the effectiveness of SFAS 123R.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, “we,”“our,”“us,” the “Company” and “TRC” refer to Technology Research Corporation and its Honduran subsidiary.

FORWARD-LOOKING STATEMENTS

    Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, and any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,”“will,”“should,”“expects,”“scheduled,”“plans,”“intends,”“anticipates,”“believes,”“estimates,”“potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.  In evaluating these statements, you should specifically consider the information described in the Risk Factors section.  Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, into the marketplace, the effective utilization of our Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies and the impact of competitive products and pricing.  We cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and we disclaim any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing.  More information about factors that potentially could affect our financial results or otherwise described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended March 31, 2005.

OVERVIEW

    Technology Research Corporation was incorporated under the laws of the State of Florida in 1981 (the “Company” or “TRC”).  TRC is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and/or prevent electrical fires in the home and workplace.  Based on its core technology in ground fault sensing and leakage current detection, the Company's products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  TRC also supplies power monitoring and control equipment to the United States military and its prime contractors of its tactical vehicles, naval vessels and mobile electric generators.

    The Company's core commercial and military product applications form the foundation upon which its technological expertise may be further refined and applied to new product offerings and resulting business expansion.  The Company's Fire Shield® and Surge Guard Plus™ product lines are examples of such a strategy, and the Company is now focused on developing the markets for these products to their full potential.  A significant opportunity for the Company's commercial market expansion was recently created by the adoption of the Underwriter's Laboratory (“UL”) requirement for cord fire protection on room air conditioners (“RAC”) manufactured for domestic sale after August 1, 2004.  The Company's Fire Shield® LCDI Power Cord effectively responds to such requirement, and the Company will continue to pursue additional UL mandates for other applications which could benefit from the Company's technologies.

    The Company's revenues related to the new RAC market in fiscal 2005 were approximately $12.5 million, and the Company expects continued growth in this market in fiscal 2006.  Revenues relating to the Company's RAC products are seasonal with the majority of revenues being generated during the Company's first, third and fourth fiscal quarters.  The Company expects to achieve modest growth in its non-RAC commercial products with military revenues remaining steady in fiscal 2006 compared to fiscal 2005.

    The Company’s primary challenge for fiscal 2005 was to penetrate the new RAC market.  In implementing its plan to support this new market, the Company incurred additional operating expenses and start-up costs, including those associated with manufacturing inefficiencies, warranty repair costs, freight expense and higher than expected material costs, all of which negatively impacted net income.  The timing and customization of RAC orders and the implementation and coordination of ramping up its manufacturing plant in Honduras and bringing on line several Far East contract manufacturers in a compressed time frame presented significant challenges in meeting the demands of this new market.  The first RAC season effectively ended during the month of May, and except for certain RAC products which are shipped year round, the next RAC season is expected to begin in November and run through May of 2006.  Although, the Company's financial results for the quarter ended June 30, 2005 continued to be affected by high costs and low margins, the Company believes it is better positioned to perform more efficiently for this application in fiscal 2006.  The Company plans to leverage its fiscal 2005 capital investment and expanded manufacturing capabilities to more efficiently penetrate the RAC market in subsequent years and improve net income.

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
    Actual results could, however, differ materially from those projected or assumed in any of its forward-looking statements within this report.  The Company's future financial condition and results of operations, as well as its operational and financial expectations, are subject to inherent risks and uncertainties.  Some, but not all, of the factors impacting these risks and uncertainties are set forth below in the section entitled Factors Affecting Future Results.

RESULTS OF OPERATIONS

    Revenues for the first quarter ended June 30, 2005 were $10,576,750, compared to $7,130,944 reported in the same quarter last year, an increase of 48.3%.  Commercial revenues increased by $4,153,440 and military revenues and royalty income decreased by $655,003 and $52,631, respectively.  The increase in commercial revenues was primarily attributed to RAC product shipments, and to a lesser extent product expansion into retail stores.  The Company expects continued growth in its commercial revenues in fiscal 2006 with seasonal low revenues in its second quarter ending September 30, 2005.  Military revenues decreased due to (i) a delay in certain follow-on releases of existing contracts for control devices related to the Tactical Quiet Generator ("TQG") programs; and (ii) certain direct military orders that could not be placed until June, when the Department of Defense released supplemental spending for its fiscal 2005 year.  The Company expects military sales in fiscal 2006 to remain comparable to fiscal 2005.  The decrease in royalty income was due to non-recurring royalties, which were recorded in the prior year's quarter.  The Company does not expect to record any significant royalties in fiscal 2006.

    Gross profit was 21.7% of total revenues for the quarter ended June 30, 2005, compared to 36.8% in the same quarter last year.  The decrease in gross profit margin was due to product mix plus high freight and raw material costs, primarily those related to plastic and copper which the Company believes will remain at current levels throughout fiscal 2006.  The Company expects freight cost, however, to be significantly reduced in fiscal 2006 as current inventories will be used in production builds during the second quarter in preparation for the RAC season which begins later in the year.  As a result, the Company will be able to effectively deliver product to its RAC customers without incurring freight expediting charges, which was not the case in fiscal 2005.  In addition, the Company expects manufacturing efficiencies to improve as it shifts a portion of the RAC production load forward into its seasonally low production period and leverages off of the experience of the first RAC season.

    Selling and marketing expense was $640,548, or 6.1% of revenues, for the quarter ended June 30, 2005, compared to $588,645, or 8.3% of revenues, in the same quarter last year, an increase of $51,903, or 8.8%.  Although selling and marketing expense was higher, quarter over quarter, due to salary expense for additional personnel, selling and marketing expense as a percent of revenues was 2.2% less quarter to quarter, which reflects improved efficiency.

    General and administrative expense was $734,528, or 6.9% of revenues, for the quarter ended June 30, 2005, compared to $568,153, or 8.0% of revenues, in the same quarter last year, an increase of $166,375, or 29.3%.  Although general and administrative expense was higher, quarter over quarter, general and administrative expense as a percent of revenues was 1.1% less quarter to quarter, which reflects improved efficiency.  The expense increase quarter over quarter was due to $61,984 in legal fees related to the Company's patent infringement suit against Tower Manufacturing Corporation, $45,249 for consulting fees related to compliance with Section 404 of the Sarbanes-Oxley, $13,666 in additional audit and legal fees, $27,140 in accounts receivable write-offs, $13,915 in additional shareholder/board of director expenses, and $9,136 for D&O insurance.  All other general and administrative expenses decreased by $4,715 quarter over quarter.

    Research and development expense was $487,404, or 4.6% of revenues, for the quarter ended June 30, 2005, compared to $466,471, or 6.5% of revenues, in the same quarter last year, an increase of $20,933, or 4.5%.  Although research and development expense was higher, quarter over quarter, research and development expense as a percent of revenues was 1.9% less quarter to quarter, which reflects improved efficiency.  The expense increase quarter to quarter was due to higher salary expense for additional personnel which were related to the support of the new RAC market.

    Other expense was $40,271 for the first quarter ended June 30, 2005, compared to other income of $7,220 for the same quarter last year.  The change was attributed to interest expense associated with a higher loan balance and less cash and cash equivalent and short-term investment balances.

    Income taxes as a percent of income before income taxes were 25.0% for the first quarter ended June 30, 2005, compared to 33.0% for the same quarter last year.  The Company's effective tax rate varies based on the mix of income before income taxes derived from the Company's Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  At each reporting period, the Company makes its best estimate of the effective tax rate expected for the full fiscal year and applies that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  The Company's best estimate of the effective tax rate expected in fiscal 2006 is 25.0%, compared to the actual income tax rate of 23.3% recorded in fiscal 2005.  In accordance with SFAS 109, “Accounting for Income Taxes”, the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  The Company’s Honduran subsidiary is profitable which decreases the effective tax rate of the Company. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.

         Net income for the quarter ended June 30, 2005 was $292,835, compared to $673,670, for the same quarter last year, a decrease of $380,835, or 57%.  Basic and diluted earnings were $.05 per share for the quarter ended June 30, 3005 compared to basic earnings of $.12 per share and diluted earnings of $.11 per share for the same quarter last year.  Net income was negatively impacted by product mix plus high freight and raw material costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2005, the Company's cash and cash equivalents decreased to $284,553 from the March 31, 2005 total of $815,411.  Cash provided by operating activities was $165,091, cash used by investing activities was $271,341 and cash used by financing activities was $424,608, resulting in a total decrease of $530,858 for the quarter ended June 30, 2005.

    Cash provided by operating activities was primarily due to net income of $292,835, depreciation in the amount of $317,965, and a decrease in accounts receivable of $2,917,823, offset by a decrease in accounts payable of $2,629,020 and accrued expenses of $251,648 and an increase in inventories $518,610. The increase in accounts receivable, inventories and accounts payable was primarily the result of the Company’s increased business.  The decrease in prepaid expenses was the result of the advance payments by the Company for its one year Honduran facility lease and for its commercial property and casualty insurances.  The use of cash for operating activities is primarily attributed to the new RAC market.

    Cash used by investing activities was for purchases of capital equipment only.  The Company’s capital expenditures were $271,341 for the quarter ended June 30, 2005, compared to $963,041 for the same quarter last year, at which time, the Company was tooling up for increased production to support the new RAC market in fiscal 2005.

    Cash used by financing activities was due to repayments of debt in the amount of $339,800 and payment of $86,574 in cash dividends, offset slightly by proceeds from exercises of stock options in the amount of $1,766.

    On December 20, 2004, the Company renegotiated the revolving credit agreement with its institutional lender, extending the maturity date to December 14, 2006.  The new facility provides for borrowings up to $6,000,000, as compared to $3,000,000 under the old facility.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option (4.92% rate as of June 30, 2005).  The loan is collateralized with a perfected first security interest which attaches to all of its accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios and minimum working capital.   As of June 30, 2005, the Company had $5,010,200 in outstanding borrowings, of which $2,350,000 was recorded as long-term debt.  The Company has the right to prepay any outstanding borrowings at any time and intends to repay the $2,660,200 prior to December 31, 2005, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants as of June 30, 2005.

    On April 14, 2005, the Company entered into a $3,000,000 six-month term loan agreement with its institutional lender.  This credit facility will only be used in the event that the Company's cash requirements extend beyond the existing line of credit noted above.  The provisions of the term loan agreement are substantively identical to those of the existing line of credit.  No borrowings have been made under this term loan agreement.

    The Company believes cash flow from operations, the available bank borrowings and current short-term investments and cash and cash equivalents will be sufficient to meet its working capital requirements for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company does not have financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, which are often established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As a result, the Company is not exposed to any financing , liquidity, market or credit risk that could arise if the Company had such relationships.

NEW ACCOUNTING STANDARDS

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

    In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Nonmonetary Assets,” (SFAS 153) effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The adoption of SFAS 153 will only affect the Company’s financial condition and results of operations if it has such exchanges in the future.

    In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” (SFAS 154) effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS 154 replaces APB Opinion 20 and SFAS 3.  Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the periods-specific effects or the cumulative effect of the change.  SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  The adoption of SFAS 154 will only affect the Company’s financial condition and results of operations if it has such changes or corrections of errors in the future.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements and related disclosures, in conformity with United States generally accepted accounting principles, requires management to make judgments, assumptions and estimates that affect the amounts reported.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

    A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:  (i) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates the Company could reasonably have used, or changes in the estimates actually used resulting from events that could be reasonably foreseen as likely to have a material effect on the Company’s financial condition or results of operations.

    Estimates and assumptions about future events and their effects cannot be determined with certainty.  The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements once known.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time.  These uncertainties are discussed in the section above entitled Forward-Looking Statements and in the section below entitled Factors Affecting Future Results.  Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with United States generally accepted accounting principles and present a meaningful presentation of the Company’s financial condition and results of operations.

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

FACTORS AFFECTING FUTURE RESULTS

    Shareholders and investors should carefully consider the following risk factors, together with the other information contained in this Form 10-Q and in our Annual Report on Form 10-KSB, before making any investment decision with respect to the Company's securities:
  Failure to achieve our operating strategy
  Access to capital to fund growth
  Availability and cost increases in raw materials and components
  The loss of or significant decrease in sales to large customers
  Adverse changes in the operations of global manufacturing facilities
  Interruptions in manufacturing operations
  Infringement or loss of proprietary rights
  Seasonality
  Competition from larger companies that produce similar products
  Newly acquired businesses or product lines
  Government regulations could adversely impact our operations
    The scope, complexity and seasonality of the RAC market has and continues to place substantial demands on our production capabilities, information technology systems and other resources.  To service this market effectively, we must: (i) maintain a high level of manufacturing quality and efficiency; (ii) properly manage our third party suppliers and independent sub-contract manufacturers; (iii) continue to enhance our operational, financial and management systems, including our database management, inventory control and distribution systems; (iv) expand, train and manage our employee base; (v) compete with aggressive price cutting by competitors; and (vi) vigorously protect and defend our Fire Shield® patents and intellectual property.

    Regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002, weaknesses in internal control over financial reporting, currently unknown, may be identified as we document, test, and assess such controls.

    The risks listed above are not the only risks that we face.  Additional risks that are not yet known or that we currently believe to be immaterial may also impair business operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The Company has no derivative securities as of June 30, 2005.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt obligations due to its variable LIBOR Rate pricing.  Accordingly, a 1% change in LIBOR would result in an interest expense change of approximately $50,000, and a 1% change in the interest related to the Company's short-term investments would result in a change in interest income of approximately $5,000.

Item 4.  Controls and Procedures.

    As of the end of the period covered by this interim report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the "Certifying Officers"), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective.

    Further, there were no significant changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    On August 3, 2005, the Company filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation (Tower), of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies the Company’s Fire Shield® technology for cord fire prevention.  The Company alleges in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes TRC’s patent.  As described in the Complaint, the Company is seeking injunctive relief, damages for infringement, cost recovery and any other relief deemed just by the Court.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       Not applicable.

Item 5.  Other information.

    On August 2, 2005, the Company announced that its Board of Directors had accepted the resignation of Jerry T. Kendall, the Company’s President and Chief Executive Officer and a board member, from all Company positions held by him, effective at the close of business on August 1, 2005.  The Board of Directors further announced that Chairman Robert S. Wiggins agreed to reassume the duties of CEO and President until such time as a new Chief Executive Officer would be hired.

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

TECHNOLOGY RESEARCH CORPORATION

August 15, 2005	By: /s/ Robert S. Wiggins
Robert S. Wiggins
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 15, 2005	By: /s/ Scott J. Loucks
Scott J. Loucks
Chief Financial Officer
(Principal Financial and Accounting Officer)