Form 10-Q
period 2005-09-30
TECHNOLOGY RESEARCH CORP
filed 2005-11-14
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of October 31, 2005, there were 5,775,875 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

TECHNOLOGY RESEARCH CORPORATION

TABLE OF CONTENTS

September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Balance Sheets
  (Unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,273,926	815,411
Short-term investments	1,169	487,072
Trade and other accounts receivable, net of allowance for
doubtful accounts of $75,607 and $171,725	6,725,798	13,114,548
Income taxes receivable	44,241	-
Inventories	12,005,117	11,460,302
Deferred income taxes	513,119	488,413
Prepaid expenses and other current assets	302,391	514,922

Total current assets	21,865,761	26,880,668

Property and equipment, net of accumulated depreciation of
$8,712,501 and $8,089,950	5,354,483	5,470,156
Other assets	64,088	96,004

Total assets	$27,284,332	32,446,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$2,210,200	3,000,000
Trade accounts payable	4,086,405	7,970,920
Accrued expenses	1,061,932	1,327,944
Accrued dividends	100,273	100,175
Income taxes payable	-	112,239

Total current liabilities	7,458,810	12,511,278

Long-term debt	2,350,000	2,350,000
Deferred income taxes	351,352	378,143

Total liabilities	10,160,162	15,239,421

Shareholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,797,375 shares and
5,795,375 shares issued and 5,775,875 shares and 5,773,875 shares outstanding	2,956,661	2,955,641
Additional paid-in capital	8,524,149	8,483,237
Common stock held in treasury, 21,500 shares, at cost	(40,145)	(40,145)
Retained earnings	5,683,505	5,808,674

Total shareholders' equity	17,124,170	17,207,407

Total liabilities and shareholders' equity	$27,284,332	32,446,828

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Operations
  (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Commercial	$5,538,446	4,232,477	13,465,867	8,008,530
Military	3,123,239	2,832,299	5,772,568	6,134,559
Royalties	-	4,751	-	57,382
Total revenues	8,661,685	7,069,527	19,238,435	14,200,471
Cost of sales	6,882,845	4,925,848	15,166,395	9,435,264
Gross profit	1,778,840	2,143,679	4,072,040	4,765,207

Operating expenses:
Selling and marketing	566,991	592,370	1,206,877	1,181,015
General and administrative	950,008	581,844	1,685,197	1,149,997
Research and development	538,018	501,423	1,025,424	967,894
Total operating expenses	2,055,017	1,675,637	3,917,498	3,298,906
Income (loss) from operations	(276,177)	468,042	154,542	1,466,301
Other income (expense):
Other income, net	10,303	7,145	20,042	14,613
Interest expense	(64,458)	(495)	(114,469)	(743)
Other income (expense), net	(54,155)	6,650	(94,427)	13,870
Income (loss) before income taxes	(330,332)	474,692	60,115	1,480,171
Income tax expense (benefit)	(85,589)	156,647	12,023	488,456
Net income (loss)	$(244,743)	318,045	48,092	991,715

Earnings (loss) per share - basic	$(0.04)	0.06	0.01	0.17

Earnings (loss) per share - diluted	$(0.04)	0.05	0.01	0.17

Shares outstanding - basic	5,775,625	5,755,584	5,775,018	5,750,111

Shares outstanding - diluted	5,775,625	5,947,031	5,836,472	5,966,279

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Cash Flows
  (Unaudited)
	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$48,092	991,715
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Tax benefit of stock options exercised	-	8,612
Gain on disposal of assets	-	1,390
Stock compensation expense	38,400	-
Depreciation	625,348	447,985
Accretion of interest on short-term investments	(97)	-
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	6,388,750	(815,932)
Income taxes receivable	(44,241)	-
Inventories	(544,815)	(2,232,657)
Deferred income taxes	(51,497)	(15,628)
Prepaid expenses and other current assets	212,531	(205,722)
Other assets	31,916	(1,255)
Trade accounts payable	(3,884,515)	2,169,610
Accrued expenses	(266,012)	(171,480)
Income taxes payable	(112,239)	(327,249)
Deferred revenue	-	(5,262)

Net cash provided (used) by operating activities	2,441,621	(155,873)

Cash flows from investing activities:
Sale (purchase) of short-term investments	486,000	(482,802)
Capital expenditures	(509,675)	(2,269,051)

Net cash used by investing activities	(23,675)	(2,751,853)

Cash flows from financing activities:
Borrowings of short-term debt	10,200	-
Repayments of short-term debt	(800,000)	-
Proceeds from the exercise of stock options	3,532	45,682
Cash dividends paid	(173,163)	(172,120)

Net cash used by financing activities	(959,431)	(126,438)

Net increase (decrease) in cash and cash equivalents	1,458,515	(3,034,164)
Cash and cash equivalents at beginning of period	815,411	5,968,122

Cash and cash equivalents at end of period	$2,273,926	2,933,958

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1.  Basis of Presentation:

    The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the "Company") Annual Report on Form 10-KSB for the year ended March 31, 2005.

    The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim period presented.

2.  Earnings (loss) per share:

    Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

    Diluted earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding.  The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price of the period, with the proceeds being used to buy shares from the market.

    The table below reconciles the calculation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(244,743)	318,045	48,092	991,715

Weighted average shares outstanding - basic	5,775,625	5,755,584	5,775,018	5,750,111
Dilutive common shares issuable upon exercise of stock options	-	191,447	61,454	216,168

Weighted average shares outstanding - diluted	5,775,625	5,947,031	5,836,472	5,966,279

Earnings (loss) per share:
Basic	$(0.04)	0.06	0.01	0.17
Diluted	$(0.04)	0.05	0.01	0.17

    For the three-month period and six-month period ended September 30, 2005, options to purchase 657,852 and 531,900 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month and six-month period ended September 30, 2004, shares 246,400 of common stock were considered anti-dilutive for purposes of calculating earnings per share.

3.  Short-term investments:

    Short-term investments totaled $1,169 as of September 30, 2005 and consisted of corporate securities.  As of March 31, 2005, short-term investments totaled $487,072 and consisted of corporate securities of $2,079 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $484,993.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

    Inventories consist of the following:
	September 30, 2005	March 31, 2005

Raw materials	$9,252,751	8,669,678
Work-in-process	435,592	628,622
Finished goods	2,316,774	2,162,002

Total	$12,005,117	11,460,302

5. Warranty:

    The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for "downstream" damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability for the three and six months ended September 30, 2005 and 2004 is as follows:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004

Beginning balance	$342,626	20,000	310,447	20,000
Warranty expense	235,761	23,167	322,539	23,167
Warranty claims	(307,925)	(2,948)	(362,524)	(2,948)
Ending balance	$270,462	40,219	270,462	40,219

6.  Debt:

    On December 20, 2004, the Company renegotiated the revolving credit agreement with its institutional lender, extending the maturity date to December 14, 2006.  The new facility provides for borrowings up to $6,000,000.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option (5.46% as of September 30, 2005).  The loan is collateralized with a perfected first security interest which attaches to all of its accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios and minimum working capital.  As of September 30, 2005, the Company had $4,560,200 in outstanding borrowings, of which $2,210,200 was recorded as short-term debt and $2,350,000 was recorded as long-term debt.  The Company has the right to prepay any outstanding borrowings at any time and intends to repay the $2,210,200 prior to September 30, 2006, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants as of September 30, 2005.

    On April 14, 2005, the Company entered into a $3,000,000 six-month term loan agreement with its institutional lender.  This credit facility will only be used in the event that the Company's cash requirements extend beyond the existing line of credit noted above.  The provisions of the term loan agreement are substantively identical to those of the existing line of credit.  No borrowings have been made under this term loan agreement.  On October 13, 2005, this credit facility was extended for 90 days maturing on January 14, 2006.

7.  Stock-Based Compensation:

    The Company accounts for stock options at intrinsic value in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Net income (loss) - as reported	$(244,743)	318,045	48,092	991,715
Deduct: Total stock-based compensation
expense determined under fair
value based method	(35,319)	(192,839)	(1,344,241)	(385,679)
Add: Stock compensation expense	30,720	-	30,720	-

Net income (loss) - pro forma	$(249,342)	125,206	(1,265,429)	606,036

Basic earnings (loss) per share:
as reported	$(0.04)	0.06	0.01	0.17

pro forma	$(0.04)	0.02	(0.22)	0.11

Diluted earnings (loss) per share
as reported	$(0.04)	0.05	0.01	0.17

pro forma	$(0.04)	0.02	(0.22)	0.11

    In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"), which is effective for small business issuers from the first annual period that begins after December 15, 2005, that will require compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements.  Accordingly, the Company will implement the revised standard in its first quarter ending June 30, 2006.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated statement of operations.

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

    Stock compensation expense, net of tax, in the amount of $30,720 for the three months ended September 30, 2005 was related to the acceleration of the unvested stock options for Jerry T. Kendall, former President and Chief Executive Officer, as specified in his Seperation from Service Agreement dated August 1, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, "we,"  "our," "us," the "Company" and "TRC" refer to Technology Research Corporation and its Honduran subsidiary.

FORWARD-LOOKING STATEMENTS

    Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, and any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.  In evaluating these statements, you should specifically consider the information described in the Risk Factors section.  Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, into the marketplace, the effective utilization of our Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies and the impact of competitive products and pricing.  We cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and we disclaim any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing.  More information about factors that potentially could affect our financial results or otherwise described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended March 31, 2005.

OVERVIEW

    Technology Research Corporation was incorporated under the laws of the State of Florida in 1981 (the "Company" or "TRC").  TRC is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and/or prevent electrical fires in the home and workplace.  Based on its core technology in ground fault sensing and leakage current detection, the Company's products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  TRC also supplies power monitoring and control equipment to the United States military and its prime contractors of its tactical vehicles, naval vessels and mobile electric generators.

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

    The Company's revenues related to the new RAC market in fiscal 2005 were approximately $12.5 million, and based upon the orders that the Company has received through the six-month period ended September 30, 2005, the Company expects continued growth in this market in fiscal 2006.  Revenues relating to the Company's RAC products are seasonal with the majority of revenues being generated during the Company's first, third and fourth fiscal quarters.  The Company expects to achieve modest growth in its non-RAC commercial products with military revenues remaining steady in fiscal 2006 compared to fiscal 2005.

    The Company’s primary challenge for fiscal 2005 was to penetrate the new RAC market.  In implementing its plan to support this new market, the Company incurred additional operating expenses and start-up costs, including those associated with manufacturing inefficiencies, warranty repair costs, freight expense and higher than expected material costs, all of which negatively impacted net income.  The timing and customization of RAC orders and the implementation and coordination of ramping up its manufacturing plant in Honduras and bringing on line several Far East contract manufacturers in a compressed time frame presented significant challenges in meeting the demands of this new market.  The first RAC season effectively ended during the month of May, and except for certain RAC products which are shipped year round, the next RAC season is expected to begin in November and run through May of 2006.  Although the Company's financial results for the six-month period ended September 20, 2005 continued to be affected by high costs and low margins related to the RAC market, the Company believes it is better positioned to perform more efficiently for this application in fiscal 2006.  The Company plans to leverage its fiscal 2005 capital investment and expanded manufacturing capabilities to more efficiently penetrate the RAC market in subsequent years and increase net income.

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

RESULTS OF OPERATIONS

    Revenues for the second quarter ended September 30, 2005 were $8,661,685 compared to $7,069,527 reported in the same quarter last year, an increase of 22.5%.  Commercial revenues increased by $1,305,969 and military revenues increased by $290,940 and royalty income decreased by $4,751.

    Revenues for the six-month period ended September 30, 2005 were $19,238,435 compared to $14,200,471 reported in the same period of the prior year, an increase of 35.5%.  Commercial revenues increased by $5,457,337 and military revenues and royalty income decreased by $361,991 and $57,382, respectively.

    The increase in commercial revenues for the three and six-month periods ended September 30, 2005, compared to the same periods of the prior year, was primarily attributed to RAC product shipments, and to a lesser extent product expansion into retail stores and brand label shipments.  The Company expects continued growth in its commercial revenues in fiscal 2006 with seasonal low revenues in its second quarter ended September 30, 2005.  Military revenues for the six months ended September 30, 2005 decreased due to (i) a delay in certain follow-on releases of existing contracts for control devices related to the Tactical Quiet Generator ("TQG") programs; and (ii) certain direct military orders that could not be placed until June, when the Department of Defense released supplemental spending for its fiscal 2005 year.  The release of these funds resulted in higher military revenues in the Company's second quarter ended September 30, 2005 compared to the same quarter last year.  The Company expects military sales in fiscal 2006 to remain comparable to fiscal 2005.  The decrease in royalty income for the three and six-month periods ended September 30, 2005, compared to the same periods of the prior year, was due to non-recurring royalties, which were recorded in the prior year's quarter.  The Company does not expect to record any significant royalties in fiscal 2006.

    Gross profit was 20.5% of total revenues for the quarter ended September 30, 2005, compared to 30.3% in the same quarter last year.  The decrease in gross profit margin was due to product mix, plus product warranty cost, severance cost and high raw material costs, primarily those related to plastic and copper which the Company believes will remain at current levels throughout fiscal 2006.  The Company expects freight cost, however, to be reduced in fiscal 2006 as current inventories will be used in production builds during the second quarter in preparation for the RAC season which begins later in the year.  As a result, the Company will be able to deliver product to its RAC customers without incurring freight expediting charges, which were required in fiscal 2005.  In addition, the Company expects manufacturing efficiencies to improve as it shifts a portion of the RAC production load forward into its seasonally low production period and leverages off of the experience of the first RAC season.

    Gross profit was 21.2% for the six-month period ended September 30, 2005, compared to 33.6% for the same period of the prior year.  The decrease was primarily related to those factors mentioned above.

    Selling and marketing expense was $566,991, or 6.5% of revenues, for the quarter ended September 30, 2005, compared to $592,370, or 8.4% of revenues, in the same quarter last year, a decrease of $25,379, or 4.3%.  In addition,  expenses as a percent of revenues decreased 1.9%, reflecting improved efficiency of selling and marketing resources.

    For the six-month period ended September 30, 2005, selling and marketing expense was $1,206,877, or 6.3%, compared to $1,181,015, or 8.3%, for the same period last year, an increase of $25,862, or 2.2%; however, as a percent of revenues, expenses decreased 2.0%, reflecting improved efficiency of selling and marketing resources.

    The increase in expense for the three and six-month periods ended September 30, 2005 over the comparable periods was due to higher salary expense for additional personnel which was related to the support of the new RAC market.

    General and administrative expense was $950,008, or 11.0% of revenues, for the quarter ended September 30, 2005, compared to $581,844, or 8.2% of revenues, in the same quarter last year, an increase of $368,164, or 63.3%.  The expense increase quarter over quarter was due to (i) $155,682 in salaries, which was primarily related to the termination package for Jerry T. Kendall who resigned as President and CEO on August 1st; (ii) $119,270 in legal fees related to the Company's patent infringement suit against Tower Manufacturing Corporation and Fedders Corporation; (iii) $41,266 in additional shareholder/board of director expenses; (iv) $28,908 in additional audit and legal fees; (v) $11,808 for bank charges related to servicing additional debt; and (vi) $5,261 for consulting fees related to compliance with Section 404 of the Sarbanes-Oxley.  All other general and administrative expenses increased by $5,969 quarter over quarter.

    For the six-month period ended September 30, 2005, general and administrative expense was $1,685,197, or 8.8% of revenues, compared to $1,149,997, or 8.1% of revenues, for the same period last year, an increase of $535,200, or 46.5%.  The expense increase for the six-month period was due to (i) $181,254 in legal fees related to the Company's patent infringement suit against Tower Manufacturing Corporation and Fedders Corporation; (ii) $154,145 in salaries, which was primarily related to the termination package for Jerry T. Kendall who resigned as President and CEO on August 1st; (iii) $55,181 in additional shareholder/board of director expenses; (iv) $50,510 for consulting fees related to compliance with Section 404 of the Sarbanes-Oxley; (v) $42,574 in additional audit and legal fees; (vi) $25,641 in accounts receivable write-offs; and (vii) $17,041 for bank charges related to servicing additional debt.  All other general and administrative expenses increased by $8,854 over the comparable period.

    Research and development expense was $538,018, or 6.2% of revenues, for the quarter ended September 30, 2005, compared to $501,423, or 7.1% of revenues, in the same quarter last year, an increase of $36,595, or 7.3%; however, as a percent of revenues, expenses decreased 0.9%, reflecting improved efficiency of research and development resources.

    For the six-month period ended September 30, 2005, research and development expense was $1,025,424, or 5.3% of revenues, compared to $967,894, or 6.8% of revenues, for the same period last year, an increase of $57,530, or 5.9%; however, as a percent of  revenues, research and development expense decreased 1.5%, reflecting improved efficiency.

    The increase in expense for the three and six-month periods ended September 30, 2005 over the comparable periods was due to higher salary expense for additional personnel which were related to the support of the new RAC market.

    Other income (expense) was an expense of $(54,155) for the quarter ended September 30, 2005, compared to income of $6,650 in the same quarter last year, a decrease of $60,805.

    For the six-month period ended September 30, 2005, other income and expense was an expense of $(94,427), compared to income of $13,870 for the same period last year a decrease of $108,297.

    The decrease for the three and six-month periods ended September 30, 2005 over the comparable periods was attributed to interest expense associated with a higher loan balance and less cash and cash equivalent and short-term investment balances.

    Income tax expense (benefit) as a percent of income or loss before income taxes were 25.9% and 20.0% for the three and six months ended September 30, 2005, compared to 33.0% for the three and six months ended September 30, 2004, respectively.  The Company's effective tax rate varies based on the mix of income before income taxes derived from the Company's Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  At each reporting period, the Company makes its best estimate of the effective tax rate expected for the full fiscal year and applies that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  The Company's best estimate of the effective tax rate expected in fiscal 2006 is 20.0%, compared to the actual income tax rate of 23.3% recorded in fiscal 2005.  In accordance with SFAS 109, “Accounting for Income Taxes”, the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  The Company’s Honduran subsidiary is profitable which decreases the effective tax rate of the Company. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.

         Net income (loss) for the quarter ended September 30, 2005 was a net loss of $(244,743), compared to net income of $318,045, in the same quarter last year, a decrease of $562,788.  Basic and diluted earnings per share were $(.04) for the quarter ended September 30, 2005, compared to basic earnings of $.06 per share and diluted earnings of $.05 per share for the same quarter last year.

    Net income for the six-month period ended September 30, 2005 was $48,092, compared to $991,715, for the same period in the prior year, a decrease of $943,623.  Basic and diluted earnings per share were $.01 for the six-month period ended September 30, 2005, compared to basic and diluted earnings of $.17 for the same period of the prior year.  Net income (loss) for the three and six-month periods ended September 30, 2005 over the comparable periods was negatively impacted by product mix plus product warranty cost, severance costs and high raw material costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2005, the Company's cash and cash equivalents increased to $2,273,926 from the March 31, 2005 total of $815,411.  Cash provided by operating activities was $2,441,621, cash used by investing activities was $23,675 and cash used by financing activities was $959,431, resulting in a total increase of $1,458,515 for the six-month period ended September 30, 2005.

    Cash provided by operating activities was primarily due to depreciation in the amount of $625,348, a decrease in accounts receivable of $6,388,750, offset by a decrease in accounts payable of $3,884,515 and accrued expenses of $266,012 and an increase in inventories of $544,815.  The decrease in accounts receivable was due to collections resulting from the Company's RAC customers.  In general, due to the seasonality of the RAC market, accounts receivable and accounts payable will decrease in the Company's first and second fiscal quarters and increase in the Company's third and fourth fiscal quarters.  The decrease in accounts payable and accrued expenses was primarily the result of the Company's increased liquidity.  Inventory increased as a result of the Company preparing for the new RAC season, which begins in October/November and runs through April/May.

    Cash used by investing activities was for purchases of capital equipment offset by the redemption of short-term investments.  The Company’s capital expenditures were $509,675 for the six-month period ended September 30, 2005, compared to $2,269,051 for the same period last year, at which time the Company was tooling up for increased production to support the new RAC market in fiscal 2005.  The redemption of short-term investments was $486,000.

    Cash used by financing activities was primarily due to repayments of short-term debt in the amount of $10,200 and payment of $173,163 in cash dividends, offset by borrowings of short-term debt in the amount of $800,000.

    On December 20, 2004, the Company renegotiated the revolving credit agreement with its institutional lender, extending the maturity date to December 14, 2006.  The new facility provides for borrowings up to $6,000,000.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option (5.46% rate as of September 30, 2005).  The loan is collateralized with a perfected first security interest which attaches to all of its accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios and minimum working capital.  As of September 30, 2005, the Company had $4,560,200 in outstanding borrowings, of which $2,210,200 was recorded as short-term debt and $2,350,000 was recorded as long-term debt, respectively.  The Company has the right to prepay any outstanding borrowings at any time and intends to repay the $2,210,200 prior to September 30, 2006, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants as of September 30, 2005.

    On April 14, 2005, the Company entered into a $3,000,000 six-month term loan agreement with its institutional lender.  This credit facility will only be used in the event that the Company's cash requirements extend beyond the existing line of credit noted above.  The provisions of the term loan agreement are substantively identical to those of the existing line of credit.  No borrowings have been made under this term loan agreement.  On October 13, 2005, this credit facility was extended for 90 days maturing on January 14, 2006.

    The Company believes cash flow from operations, the available bank borrowings and cash and cash equivalents will be sufficient to meet its working capital requirements for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

    The Company does not have financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or variable interest entities, which are often established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As a result, the Company is not exposed to any financing , liquidity, market or credit risk that could arise if the Company had such relationships.

NEW ACCOUNTING STANDARDS

    In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 151 - Inventory Costs, to amend the guidance in Chapter 4, "Inventory Pricing", of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective for small business issuers as of the beginning of the first interim or annual period that begins after December 15, 2005.  Depending on the nature and extent of any future share-based payments, the application of SFAS No. 123(R) may have a material effect on the Company's financial condition, results of operations and cash flows.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  APB Opinion No. 29, "Accounting for Nonmonetary Transactions," was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The adoption of SFAS 153 will only affect the Company’s financial condition and results of operations if it has such exchanges in the future.

    In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS 154 replaces APB Opinion 20 and SFAS 3.  Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the periods-specific effects or the cumulative effect of the change.  SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.  The adoption of SFAS 154 will only affect the Company’s financial condition and results of operations if it has such changes or corrections of errors in the future.

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

    The licensee receives the right to manufacture and sell certain products within specified geographic areas.  The nonrefundable license fees are recorded as deferred revenue and recognized as income on a straight-line basis over the exclusivity period of the agreement.  A termination or change to the initial license agreement could result in an accelerated recognition of the deferred revenue.  License fees are included in royalty income.

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

    Allowance for Doubtful Accounts.  The Company records an allowance for estimated losses resulting from the inability of isolated customers to make timely payments of amounts due on account of product purchases.  The Company assesses the credit worthiness of its customers based on multiple sources of information, including publicly available credit data, subscription based credit reports, trade association data, and analyzes factors such as historical bad debt experience, changes in customer payment terms or payment patterns, credit risk related to industry and geographical location and economic trends. This assessment requires significant judgment.  If the financial condition of the Company's customers were to worsen, additional write-offs could be required, resulting in write-offs not included in the Company's current allowance for doubtful accounts.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The Company has no derivative securities as of September 30, 2005.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt obligations due to its variable LIBOR Rate pricing.  Accordingly, a 1% change in LIBOR would result in an interest expense change of approximately $46,000.

Item 4.  Controls and Procedures.

    As of the end of the period covered by this interim report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”) (the “Certifying Officers”), an evaluation of the effectiveness of its “disclosure controls and procedures” (as the term is defined under Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective.

    Further, there were no significant changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    On August 3, 2005, the Company filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation (Tower), of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies the Company’s Fire Shield® technology for cord fire prevention.  The Company alleges in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes TRC’s patent.  As described in the Complaint, the Company is seeking injunctive relief, damages for infringement, cost recovery and any other relief deemed just by the Court.  On September 13, 2005, the Company added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleges that the Tower LCDI, found on the Fedders room air conditioners, infringes TRC’s patent.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       On August 25, 2005, the Company held its 2005 Annual Meeting of Shareholders.  The following is a tabulation of the voting on the proposals presented as the Annual Meeting:

Proposal 1;	The following nominees were elected as directors to serve a one-year term of office:

	Shares Voted FOR	Shares WITHHELD
Robert S. Wiggins	5,389,088	88,384
Raymond B. Wood	5,405,623	71,849
Gerry Chastelet	5,369,473	107,999
Edmund F. Murphy, Jr.	5,406,060	71,412
Martin L. Poad	5,346,500	130,972
David F. Walker	5,345,793	131,679

Proposal 2;	The appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending March 31, 2006 was ratified as such:

Shares Voted FOR	Shares WITHHELD	Shares ABSTAINED
5,441,336	17,539	18,597

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

TECHNOLOGY RESEARCH CORPORATION

November 14, 2005	By: /s/ Robert S. Wiggins
Robert S. Wiggins
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2005	By: /s/ Scott J. Loucks
Scott J. Loucks
Chief Financial Officer
(Principal Financial and Accounting Officer)