Form 10-Q
period 2005-12-31
TECHNOLOGY RESEARCH CORP
filed 2006-02-14
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

                   Large accelerated filer ☐                      Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

As of January 31, 2006, there were 5,786,125 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005.

TECHNOLOGY RESEARCH CORPORATION
TABLE OF CONTENTS
December 31, 2005

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Condensed Consolidated Balance Sheets
  (Unaudited)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,216,631	815,411
Short-term investments	498,127	487,072
Trade and other accounts receivable, net of allowance for
doubtful accounts of $97,000 and $171,725	9,013,913	13,114,548
Inventories	11,131,614	11,460,302
Deferred income taxes	461,161	488,413
Prepaid expenses and other current assets	318,235	514,922

Total current assets	22,639,681	26,880,668

Property and equipment, net of accumulated depreciation of
$9,019,506 and $8,089,950	5,133,789	5,470,156
Other assets	64,658	96,004

Total assets	$27,838,128	32,446,828

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000,000	3,000,000
Trade accounts payable	5,488,280	7,970,920
Accrued expenses	906,035	1,327,944
Accrued dividends	100,461	100,175
Income taxes payable	115,312	112,239

Total current liabilities	7,610,088	12,511,278

Long-term debt, less current portion	2,000,000	2,350,000
Deferred income taxes	337,956	378,143

Total liabilities	9,948,044	15,239,421

Shareholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,797,375 shares and
5,795,375 shares issued and 5,786,125 shares and 5,773,875 shares outstanding	2,961,889	2,955,641
Additional paid-in capital	8,545,458	8,483,237
Retained earnings	6,422,882	5,808,674
Common stock held in treasury, 21,500 shares, at cost	(40,145)	(40,145)

Total shareholders' equity	17,890,084	17,207,407

Total liabilities and shareholders' equity	$27,838,128	32,446,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Condensed Consolidated Statements of Operations
  (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Commercial	$7,858,376	6,822,319	21,324,243	14,830,849
Military	3,495,926	2,879,845	9,268,494	9,014,404
Royalties	-	2,631	-	60,013
Total revenues	11,354,302	9,704,795	30,592,737	23,905,266
Cost of sales	8,501,716	7,652,981	23,668,111	17,088,245
Gross profit	2,852,586	2,051,814	6,924,626	6,817,021

Operating expenses:
Selling and marketing	643,633	655,771	1,850,510	1,836,786
General and administrative	707,483	667,165	2,392,680	1,817,162
Research and development	418,827	565,433	1,444,250	1,533,327
Total operating expenses	1,769,943	1,888,369	5,687,440	5,187,275
Income from operations	1,082,643	163,445	1,237,186	1,629,746
Other income (expense):
Other income, net	4,093	6,595	24,134	21,208
Interest expense	(54,026)	(742)	(168,495)	(1,485)
Other income (expense), net	(49,933)	5,853	(144,361)	19,723
Income before income taxes	1,032,710	169,298	1,092,825	1,649,469
Income tax expense	206,542	6,385	218,565	494,841
Net income	$826,168	162,913	874,260	1,154,628

Earnings per share - basic	$0.14	0.03	0.15	0.20

Earnings per share - diluted	$0.14	0.03	0.15	0.19

Shares outstanding - basic	5,783,500	5,756,292	5,778,325	5,752,015

Shares outstanding - diluted	5,811,161	5,913,005	5,828,818	5,955,391

Dividends declared per share	$0.015	0.015	0.045	0.045

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Condensed Consolidated Statements of Cash Flows
  (Unaudited)
	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$874,260	1,154,628
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Tax benefit of stock options exercised	8,427	8,612
Gain on disposal of assets	-	1,390
Stock compensation expense	38,400	-
Depreciation	932,353	677,115
Accretion of interest on short-term investments	(4,911)	(3,879)
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	4,100,635	(3,139,649)
Income taxes receivable	-	(8,951)
Inventories	328,688	(4,563,113)
Deferred income taxes	(12,935)	(15,628)
Prepaid expenses and other current assets	196,687	(283,901)
Other assets	31,346	(52,158)
Trade accounts payable	(2,482,640)	3,941,132
Accrued expenses	(421,909)	31,701
Income taxes payable	3,073	(431,093)
Deferred revenue	-	(7,893)

Net cash provided (used) by operating activities	3,591,474	(2,691,687)

Cash flows from investing activities:
Purchase of short-term investments	(6,144)	(480,000)
Capital expenditures	(595,986)	(3,292,439)

Net cash used by investing activities	(602,130)	(3,772,439)

Cash flows from financing activities:
Borrowings under revolving credit agreement	10,200	2,000,000
Repayments under revolving credit agreement	(2,360,200)	-
Proceeds from the exercise of stock options	21,642	49,248
Cash dividends paid	(259,766)	(258,423)

Net cash (used) provided by financing activities	(2,588,124)	1,790,825

Net increase (decrease) in cash and cash equivalents	401,220	(4,673,301)
Cash and cash equivalents at beginning of period	815,411	5,968,122

Cash and cash equivalents at end of period	$1,216,631	1,294,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to the Consolidated Financial Statements
1.  Basis of Presentation:

    The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the "Company") Annual Report on Form 10-KSB for the year ended March 31, 2005.

    The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented.

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

    The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net income	$826,168	162,913	874,260	1,154,628

Weighted average shares outstanding - basic	5,783,500	5,756,292	5,778,325	5,752,015
Dilutive common shares issuable upon exercise of stock options	27,661	156,713	50,493	203,376

Weighted average shares outstanding - diluted	5,811,161	5,913,005	5,828,818	5,955,391

Earnings per share:
Basic	$0.14	0.03	0.15	0.20
Diluted	$0.14	0.03	0.15	0.19

    For the three-month period and nine-month period ended December 31, 2005, options to purchase 506,900 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month and nine-month period ended December 31, 2004, options to purchase 255,400 and 245,400 shares of common stock, respectively, were considered anti-dilutive for purposes of calculating earnings per share.

3.  Short-term investments:

    Short-term investments totaled $498,127 as of December 31, 2005 and consisted of $1,752 of corporate securities and $496,375 of U.S. Treasury Bills at original cost plus accrued interest.  As of March 31, 2005, short-term investments totaled $487,072 and consisted of corporate securities of $2,079 and  $484,993 of U.S. Treasury Bills at original cost plus accrued interest.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

    Inventories consist of the following:

	December 31, 2005	March 31, 2005

Raw materials	$7,651,520	8,669,678
Work-in-process	496,155	628,622
Finished goods	2,983,939	2,162,002

Total	$11,131,614	11,460,302

5. Warranty:

    The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for "downstream" damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability for the three and nine months ended December 31, 2005 and 2004 is as follows:

	Three months ended		Nine months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Beginning balance	$270,462	40,219	310,447	20,000
Warranty expense	80,087	47,741	402,626	70,908
Warranty claims	(213,770)	(6,349)	(576,294)	(9,297)
Ending balance	$136,779	81,611	136,779	81,611

6.  Debt:

    On December 22, 2005, the Company extended the maturity date of the revolving credit agreement with its institutional lender to September 30, 2007.  The loan facility provides for borrowings up to $6,000,000.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option (6.01% as of December 31, 2005).  The loan is collateralized with a perfected first security interest which attaches to all of its accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of December 31, 2005, the Company had $3,000,000 in outstanding borrowings, of which $1,000,000 was recorded as current portion of long-term debt and $2,000,000 was recorded as long-term debt, less current portion.  The Company has the right to prepay any outstanding borrowings at any time and intends to repay the $1,000,000 in current portion of long-term debt prior to December 31, 2006, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants under the revolving credit agreement as of December 31, 2005.

    On April 14, 2005, the Company entered into a $3,000,000 six-month term loan agreement with its institutional lender.  This credit facility was only to be used in the event that the Company's cash requirements extended beyond the existing line of credit noted above.  The provisions of the term loan agreement are substantively identical to those of the existing line of credit.  No borrowings were made under this term loan agreement.  On October 13, 2005, this credit facility was extended for 90 days.  The credit facility expired unused on January 14, 2006.

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

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net income - as reported	$826,168	162,913	874,260	1,154,628
Deduct: Total stock-based compensation
expense determined under fair
value based method, net of taxes	(646)	(189,956)	(1,344,887)	(575,634)
Add: Stock compensation expense, net of taxes	-	-	30,720	-

Net income (loss) - pro forma	$825,522	(27,043)	(439,907)	578,994

Basic earnings (loss) per share:
As reported	$0.14	0.03	0.15	0.20

Pro forma	$0.14	0.00	(0.08)	0.10

Diluted earnings (loss) per share
As reported	$0.14	0.03	0.15	0.19

Pro forma	$0.14	0.00	(0.08)	0.10

    In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS 123R"), which is effective for small business issuers from the first annual period that begins after December 15, 2005, that will require compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements.  Accordingly, the Company will implement the revised standard in its first quarter ending June 30, 2006.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated statement of operations.

    On May 24, 2005, in response to SFAS 123R, the Company's Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by current employees, including executive officers and directors, effective May 25, 2005.  An option was considered out-of-the-money if, on the effective date, the stated option exercise price was greater than the closing price of the Company's common stock, $5.07.  The decision to accelerate vesting of these options was made primarily to avoid recognizing significant compensation cost in the Company's future financial statements upon the effectiveness of SFAS 123R.

    Stock compensation expense, net of tax, in the amount of $30,720 for the nine months ended December 31, 2005 was related to the acceleration of the unvested stock options for Jerry T. Kendall, former President and Chief Executive Officer, as specified in his Separation from Service Agreement dated August 1, 2005.  These options expired unexercised on November 1, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, "we,"  "our," "us," the "Company" and "TRC" refer to Technology Research Corporation and its Honduran subsidiary.

FORWARD-LOOKING STATEMENTS

    Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, and any forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue," or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.  In evaluating these statements, you should specifically consider the information described below in section Item 1A, entitled Risk Factors.  Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, into the marketplace, the effective utilization of our Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies and the impact of competitive products and pricing.  We cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and we disclaim any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing.  More information about factors that potentially could affect our financial results or otherwise described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended March 31, 2005.

OVERVIEW

    Technology Research Corporation was incorporated under the laws of the State of Florida in 1981 (the "Company" or "TRC").  TRC is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and prevent electrical fires in the home and workplace.  Based on its core technology in ground fault sensing and leakage current detection, the Company's products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  TRC also supplies power monitoring and control equipment to the United States military and its prime contractors of its tactical vehicles, naval vessels and mobile electric generators.

    The Company's core commercial and military product applications form the foundation upon which its technological expertise may be further refined and applied to new product offerings and resulting business expansion.  The Company's Fire Shield® and Surge Guard Plus™ product lines are examples of such a strategy, and the Company is now focused on developing the markets for these products to their full potential.  The most recent significant opportunity for the Company's commercial market expansion was created by the adoption of the Underwriter's Laboratory ("UL") requirement for cord fire protection on room air conditioners ("RAC") manufactured for domestic sale after August 1, 2004.  The Company's Fire Shield® Leakage Current Detection Interrupter ("LCDI") Power Cord effectively responds to such requirement, and the Company will continue to pursue additional UL mandates for other applications which could benefit from the Company's technologies.

    The Company's revenues related to the new RAC market in fiscal 2005 were approximately $12.5 million, and based upon the orders that the Company has received through the nine-month period ended December 31, 2005, the Company expects continued growth in this market in fiscal 2006.  Revenues relating to the Company's RAC products are seasonal with the majority of revenues being generated during the Company's first, third and fourth fiscal quarters.  The Company expects to achieve modest growth in its non-RAC commercial products with military revenues remaining steady in fiscal 2006 compared to fiscal 2005.

    The Company’s primary challenge for fiscal 2005 was to penetrate the new RAC market.  In implementing its plan to support this new market, the Company incurred additional operating expenses and start-up costs, including those associated with manufacturing inefficiencies, warranty repair costs, freight expense and higher than expected material costs, all of which negatively impacted net income.  The timing and customization of RAC orders and the implementation and coordination of ramping up its manufacturing plant in Honduras and bringing on line several Far East contract manufacturers in a compressed time frame presented significant challenges in meeting the demands of this new market.  The first RAC season effectively ended during the month of May 2005, and except for certain RAC products which are shipped year round, the next RAC season began in November 2005 and will run through May of 2006.  The Company has performed more efficiently in the second RAC season than in the first by leveraging its fiscal 2005 capital investment and expanding its manufacturing capabilities.

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
    Actual results could, however, differ materially from those projected or assumed in any of its forward-looking statements within this report.  The Company's future financial condition and results of operations, as well as its operational and financial expectations, are subject to inherent risks and uncertainties.  Some, but not all, of the factors impacting these risks and uncertainties are set forth below in section Item 1A, entitled Risk Factors.

RESULTS OF OPERATIONS

    Revenues for the third quarter ended December 31, 2005 were $11,354,302 compared to $9,704,795 reported in the same quarter last year, an increase of 17.0%.  Commercial revenues, which includes RAC revenues, increased by $1,036,057 and military revenues increased by $616,081.  Revenues for the nine-month period ended December 31, 2005 were $30,592,737 compared to $23,905,266 reported in the same period of the prior year, an increase of 28.0%.  Commercial and military revenues increased by $6,493,394 and $254,090, respectively, and royalties decreased by $60,013.

    The increase in commercial revenues for the three and nine-month periods ended December 31, 2005, compared to the same periods of the prior year, was primarily attributed to RAC product shipments, and to a lesser extent, product expansion into retail stores and brand label shipments.  The Company expects continued growth in its commercial revenues in the fourth quarter of fiscal 2006.  Military revenues grew for the second consecutive quarter, which resulted from the Company receiving, after a delay in the first quarter, (i) certain follow-on releases of existing contracts for control devices related to the Tactical Quiet Generator ("TQG") programs; and (ii) certain direct military orders that could not be placed until June, when the Department of Defense released supplemental spending for its fiscal 2005 year.  The Company expects military sales in fiscal 2006 to remain comparable to fiscal 2005.  The decrease in royalty income for the three and nine-month periods ended December 31, 2005, compared to the same periods of the prior year, was due to non-recurring royalties, which were recorded in the prior year's quarter.  The Company does not expect to record any significant royalties in fiscal 2006.

    Gross profit increased $800,772, or 39.0%, to $2,852,586 for the three months ended December 31, 2005 and increased $107,605, or 1.6%, to $6,924,626 for the nine months ended December 31, 2005.  The increase for the quarter ended December 31, 2005 was due to an increase in the volume of sales and to a reduction in freight costs compared with the third quarter of the prior fiscal year.  The increase for the nine months ended December 31, 2005 from the comparable prior year period is due to an increase in sales volume largely offset by product mix.  Gross profit as a percentage of total revenues increased from 21.1% for the three months ended December 31, 2004 to 25.1% for the three months ended December 31, 2005.  This increase in gross profit as a percent of revenues was primarily due to improved efficiencies in the manufacture and distribution of the RAC products as well as product mix.  Gross profit as a percent of revenues declined from 28.5% for the nine months ended December 31, 2004 to 22.6% for the nine months ended December 31, 2005.  The decrease was primarily related to product warranty cost and severance cost in the Company's first and second quarters of fiscal 2006 plus higher raw material costs, primarily those related to plastic and copper.  The Company does not expect the cost of copper or plastic to materially change for the remainder of fiscal 2006.

    Selling and marketing expense decreased $12,138 , or 1.9%, to $643,633 for the quarter ended December 31, 2005 compared with $655,771 for the same quarter last year. For the nine-month period ended December 31, 2005, selling and marketing expense increased $13,724, or .7% to $1,850,510 compared with $1,836,786 for the same period last year.  As a percentage of revenues, selling and marketing expense declined 1.1% and 1.7%, respectively, for the three and nine month periods ended December 31, 2005.  The decrease in selling and marketing expense as a percentage of revenues for the three and nine month periods, was primarily due to the 17.0% and 28.0% increase in revenues, respectively.

    General and administrative expense increased $40,318, or 6.0%, to $707,483 for the quarter ended December 31, 2005 compared with $667,165 for the same quarter last year.  For the nine-month period ended December 31, 2005, general and administrative expense increased $575,518, or 31.7% to $2,392,680 compared with $1,817,162 for the same period last year.  The expense increase quarter over quarter was primarily due to legal fees related to the Company’s patent infringement suit against Tower Manufacturing Corporation and Fedders Corporation. For the nine-month period, the expense increase was mainly attributable to $238,000 in legal fees related to the Company’s patent infringement suit, $132,000 in salaries primarily related to Jerry T. Kendall’s (former President and CEO) termination package, $96,000 in legal and audit fees, $54,000 in write-offs of accounts receivable, and $53,000 for consulting fees related to section 404 of Sarbanes-Oxley.  As a percentage of revenues, general and administrative expense increased .7% and .2% , respectively, for the three and nine month periods ended December 31, 2005.  The increase in general and administrative expense as a percent of revenues for the three and nine month periods was primarily due to the above-described increases in expenses mostly offset by the 17.0% and 28.0% increase in revenues, respectively.

    Research and development expense decreased $146,606, or 25.9% to $418,827 for the quarter ended December 31, 2005 compared with $565,433 in the same quarter last year.  For the nine-month period ended December 31, 2005, research and development expense decreased $89,077, or 5.8% to $1,444,250 compared with $1,533,327 for the same period last year.  The decrease for both periods was primarily due to lower salary expense as a result of a reduction in force in the second quarter of fiscal 2006, offset in part by higher UL fees for the nine month period.  As a percent of revenues, research and development expense declined 2.1% and 1.7% , respectively, for the three and nine month periods ended December 31, 2005.  The decrease in research and development expense as a percent of revenues for the three and nine month periods was primarily due to the above-described decrease in salary expense and to the 17.0% and 28.0% increase in revenues, respectively.

    Other income (expense) was $(49,933) of expense for the quarter ended December 31, 2005, compared to income of $5,853 in the same quarter last year, an increase in expense of $55,786.  For the nine-month period ended December 31, 2005, other income and expense was an expense of $(144,361), compared to income of $19,723 for the same period last year, an increase in expense of $164,084.  The increase in expense for the three and nine-month periods ended December 31, 2005 over the comparable prior year periods was attributed to interest expense associated with a higher loan balance and less cash and cash equivalents and short-term investment balances on which to earn interest.

    Income tax expense as a percent of income before income taxes was 20.0% for the three and nine months ended December 31, 2005, compared with 3.8% and 30.0% for the three and nine months ended December 31, 2004, respectively.  The Company's effective tax rate varies based primarily on the mix of income before income taxes derived from the Company's Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, the Company makes its best estimate of the effective tax rate expected for the full fiscal year and applies that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  The Company's income tax expense was only 3.8% of income in the third quarter of last year, because the Company reduced its estimate of the effective tax rate from 33.0% to 30.0% during that quarter resulting in the lower quarterly tax rate.  In accordance with SFAS 109, “Accounting for Income Taxes”, the Company does not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by the Company, the Company will record as an expense of the current period the U.S. income taxes attributed to that remittance.

         Net income for the quarter ended December 31, 2005 was $826,168, compared to net income of $162,913, in the same quarter last year, an increase of $663,255.  Basic and diluted earnings per share were $.14 for the quarter ended December 31, 2005, compared to basic and diluted earnings of $.03 per share for the same quarter last year.  Net income for the nine-month period ended December 31, 2005 was $874,260, compared to $1,154,628, for the same period in the prior year, a decrease of $280,368.  Basic and diluted earnings per share were $.15 for the nine-month period ended December 31, 2005, compared to basic earnings of $.20 per share and diluted earnings of $.19 for the same period of the prior year.  Net income for the three and nine-month periods ended December 31, 2005, compared to comparable periods, was impacted by those factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2005, the Company's cash and cash equivalents increased to $1,216,631 from $815,411 as of March 31, 2005.  Cash provided by operating activities was $3,591,474, cash used by investing activities was $602,130 and cash used by financing activities was $2,588,124, resulting in a total increase of $401,220 for the nine-month period ended December 31, 2005.

    Cash provided by operating activities was primarily due to net income of $874,260, depreciation in the amount of $932,353 and a decrease in accounts receivable and inventories of $4,100,635 and $328,688, respectively, offset in part by a decrease in accounts payable of $2,482,640 and accrued expenses of $421,909.  The decrease in accounts receivable was primarily due to collections resulting from the Company's RAC customers.  Inventories decreased as a result of the Company using inventories for the new RAC season, which were purchased earlier in the fiscal year.  In general, due to the seasonality of the RAC market, accounts receivable and accounts payable will decrease in the Company's first and second fiscal quarters and increase in the Company's third and fourth fiscal quarters.  The decrease in accounts payable and accrued expenses was primarily the result of the Company's increased liquidity.

    Cash used by investing activities was primarily for purchases of capital equipment.  The Company’s capital expenditures were $595,986 for the nine-month period ended December 31, 2005, compared to $3,292,439 for the same period last year, at which time the Company was tooling up for increased production to support the new RAC market in fiscal 2005.

    Cash used by financing activities was primarily due to the net reduction in debt in the amount of $2,350,000 and payments of $259,766 in cash dividends.

    On December 22, 2005, the Company extended the maturity date of the revolving credit agreement with its institutional lender to September 30, 2007.  The loan facility provides for borrowings up to $6,000,000.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate ("LIBOR") plus 160 basis points.  The Company is currently borrowing under the LIBOR option (6.01% as of December 31, 2005).  The loan is collateralized with a perfected first security interest which attaches to all of its accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of December 31, 2005, the Company had $3,000,000 in outstanding borrowings, of which $1,000,000 was recorded as current portion of long-term debt and $2,000,000 was recorded as long-term debt, less current portion.  The Company has the right to prepay any outstanding borrowings at any time and intends to repay the $1,000,000 in current portion of long-term debt prior to December 31, 2006, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants under the revolving credit agreement as of December 31, 2005.

    On April 14, 2005, the Company entered into a $3,000,000 six-month term loan agreement with its institutional lender.  This credit facility was intended to be used in the event that the Company's cash requirements extend beyond the existing line of credit noted above.  The provisions of the term loan agreement were substantively identical to those of the existing line of credit.  No borrowings were made under this term loan agreement.  On October 13, 2005, this credit facility was extended for 90 days.  The credit facility expired unused on January 14, 2006.

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

    Estimates and assumptions about future events and their effects cannot be determined with certainty.  The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements once known.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time.  These uncertainties are discussed in the section above entitled Forward-Looking Statements and in section Item 1A below, entitled Risk Factors.  Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with United States generally accepted accounting principles and present a meaningful presentation of the Company’s financial condition and results of operations.

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

    Warranty.  The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for "downstream" damage of products not manufactured by the Company.  The Company's warranty provision represents management's estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  The Company's warranty reserve represents the Company's estimate of its liability for warranty repairs that it will incur over the warranty period.

    Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  A reserve is established for inventory that has had no activity for long periods of time or for which management believes is no longer salable.  This reserve is reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining reserve for obsolescence is either inadequate or in excess of the inventory reserve required, we may need to adjust it. At present, based on our analysis, we believe the reserve is properly valued for the inventory held by us.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    The Company has no derivative instruments as of December 31, 2005.  The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt obligations due to its variable LIBOR Rate pricing.  Accordingly, a 1.0% change in LIBOR would result in an annual interest expense change of approximately $30,000.

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

Item 1A.  Risk Factors.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       Not applicable.

Item 5.  Other information.

    In December 2005, the Company hired Barry H. Black as its Chief Financial Officer, effective January, 2006.  The Company and Mr. Black agreed that they would enter into an agreement providing for a severance payment of one year’s base compensation if there is a change of control or ownership of the Company, or there is a change in the chief executive officer, and Mr. Black’s employment is Involuntarily Terminated (as that term is defined in the agreement executed on January 23, 2006).  A copy of the Change of Control  Agreement is attached to this Form 10-Q as Exhibit 10.1.

Item 6.  Exhibits.

Exhibits:

Exhibit 10.1 — Change of Control Agreement with Barry H. Black, VP of Finance and CFO, dated January 23, 2006.

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

TECHNOLOGY RESEARCH CORPORATION

February 14, 2006	By: /s/ Robert S. Wiggins
Robert S. Wiggins
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 14, 2006	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)