Form 10-K
period 2006-03-31
TECHNOLOGY RESEARCH CORP
filed 2006-06-29
CIK 741556

Table of contents

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

————————
Form 10-K
————————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.51 Per Share
(Title of Class)

    Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☑

    Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

    Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” is Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 or the Act).  Yes ☐  No ☑

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of September 30, 2005, was $21,676,600 based upon the $3.90 closing sale price for the Registrant's Common Stock on the NASDAQ National Market System on such date.

    As of May 31, 2006, there were 5,888,828 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's definitive proxy statement related to its 2006 Annual Meeting of Shareholders to be held on August 24, 2006 are incorporated by reference into Part III of this Form 10-K.

TECHNOLOGY RESEARCH CORPORATION

FORM 10-K ANNUAL REPORT

    As used in this Annual Report on Form 10-K, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, and any forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.

    In evaluating these statements, you should specifically consider the information described in the “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, the effective utilization of our Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies, the impact of competitive products and pricing and interruptions of or cancellation of existing orders or contracts.  We cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and we disclaim any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known.  All references to fiscal years apply to our fiscal years, which ended March 31, 2006, March 31, 2005, and March 31, 2004.

PART I

ITEM 1.  BUSINESS

OVERVIEW

    Technology Research Corporation is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and/or prevent electrical fires in the home and workplace.  Based on our core technology in ground fault sensing and leakage current detection, our products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  TRC also supplies power monitoring and control equipment to the United States military and its prime contractors for its tactical vehicles, naval vessels and mobile electric generators.

    TRC was incorporated in Florida in 1981.  Our principal offices are located at 5250-140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net.  Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.

         Our core competencies in consumer, commercial/industrial and military markets form the foundation upon which our technological expertise may be further refined and applied to new product offerings and resulting business expansion.  Our Fire Shield® and Surge Guard Plus™ product lines are examples of such a strategy, and we are now focused on developing the markets for these products to their full potential.  A significant opportunity for the our commercial market expansion was created by the adoption of the Underwriter's Laboratory (“UL”) requirement for cord fire protection on room air conditioners (“RAC”) manufactured for domestic sale that went into effect on August 1, 2004.  Our Fire Shield® LCDI Power Cord effectively responds to this UL requirement, and we will continue to pursue additional UL mandates for other applications which could benefit from our technologies.

         Our revenues related to the RAC market in fiscal 2006 were approximately $14.8 million.  Revenues relating to this application are seasonal with the majority of revenues being generated during our third and fourth fiscal quarters.  In addition to the higher revenues generated by the RAC market, we achieved organic growth of approximately 13.3% for our TRC products in fiscal 2006 as compared to fiscal 2005.

    Our operating strategy is based on these key objectives:
  to increase profitability by improving operating efficiencies;
  to strengthen and expand our markets and distribution channels;
  to broaden the applications within target markets for our existing products;
  to expand the scope of our product content;
  to lower the cost per unit of our manufactured products by more fully utilizing our existing manufacturing capabilities;
  to maintain a conservative capital structure;
  to pursue strategic acquisitions to the extent favorable opportunities are presented;
  to increase profitability by improving our cost structure via purchasing strategies aimed at procuring materials at the best possible price and the shortest possible lead times;
  to utilize quality processes and standards for companywide continuous improvement; and
  to implement a strategy of World Class Manufacturing.
    We plan to pursue our operating strategy; however, actual results could differ materially from those projected or assumed in any of our forward-looking statements within this report.  Our future financial condition and results of operations, as well as our operational and financial expectations, are subject to inherent risks and uncertainties.  Some, but not all, of the factors impacting these risks and uncertainties are set forth below in the section entitled “Risk Factors.”

GENERAL

    Revenues (in thousands) contributed by commercial and military products and royalties from license agreements are as follows:

Year ended March 31,	Commercial	%	Military	%	Royalties	%	Total
2006	$32,250	70.7	$13,370	29.3	$-	0.0	$45,620
2005	27,022	68.5	12,269	31.1	142	0.4	39,433
2004	11,942	49.1	12,304	50.6	91	0.3	24,337
2003	10,255	57.7	7,386	41.6	121	0.7	17,762
2002	10,276	61.6	6,241	37.4	167	1.0	16,684

Our backlog of unshipped orders at March 31, 2006 was approximately $12.4 million, as compared to approximately $9.0 million as of March 31, 2005.  This backlog consists of approximately 63% of commercial product orders and approximately 37% of military product orders, all of which are expected to ship within the year ended March 31, 2007.  Our unshipped backlog orders include orders for products where written customer requests have been accepted and the delivery of products is anticipated within the next 12 months.  Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations.  We schedule production based upon purchase orders in backlog and our customer’s delivery requirements.  Generally, our orders may be changed, rescheduled or cancelled with limited penalties prior to shipment.  Our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for any succeeding period.

Commercial Products and Markets

    Core Commercial Products.  Our core commercial business was developed out of the demand for the following Underwriters Laboratories (“UL”) classifications of ground fault protective devices:  Ground Fault Circuit Interrupters (“GFCI”); Equipment Leakage Current Interrupters (“ELCI”); Portable Residual Current Devices (“PRCD”); and Leakage Current Detectors and Interrupters (“LCDI”).

    Ground fault protective devices help protect against the hazards of fire and electrical shock that result when water comes in contact with electrically “live” conductors or when faulty electrical grounding is found in old or damaged extension cords, appliance cords, house wiring and electrical equipment.  The demand for our commercial products has resulted from the National Electrical Code (“NEC”), UL product standards and voluntary efforts by industry to improve the electrical safety of commercial products.

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

    Our GFCI, ELCI and PRCD are all ground fault devices providing protection from dangerous electrical shock by sensing leakage of electricity and cutting off power.  Ground fault devices are currently available in three types: circuit breaker, receptacle and portable.  We specialize in the portable types of these products.  Ground fault devices constantly monitor electric current, and as long as the amount of current returning from the device is equal to the amount that is directed to the device, the GFCI performs no activities.  Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard.  Upon recognizing that condition, the ground fault device terminates the flow of electricity instantaneously.  Ground fault devices range in rating from 120V/15A to 600V/80A (the largest are from our unique HD-PRO family of products).  These devices have various consumer, commercial and military applications.

    Our LCDI devices are intended to reduce the risk of electrical fires by disconnecting power when sensing current leakage between conductors of power cords.  Our Fire Shield® product lines are approved in the UL classification of LCDIs.  Several years ago, both government and industry research into the major causes of fire led to a search for new, cost-effective methods to prevent electrical fires.  In response to this need, we developed and patented Fire Shield®, a product designed to prevent fires caused by damaged or aging appliance power supply cords and extension cords, which have been identified as a leading cause of electrical fires.

    In June 1999, we announced major enhancements to our Fire Shield® line of appliance power supply cords that added a higher degree of safety against fire and electric shock for two wire appliances.  These new capabilities have significant safety benefits to the consumer.  These enhancements are based on feedback from the industry and from the staff of the United States Consumer Product Safety Commission (“CPSC”) on the need to protect not only the power cord, but also the internal wiring of the appliance.

    The latest annual statistics from the CPSC indicate that extension cords, power strips, toaster/toaster ovens, power cords on appliances and household wiring are responsible for over $450 million in residential fire damage, 180 lives lost and 950 injuries.  We believe that our Fire Shield® technology will continue to advance as a valued technology for electrical safety and fire protection in the OEM and consumer marketplaces.  We believe the addition of surge protection within these devices will even further enhance the value of our products.

    Our Fire Shield® technology currently addresses four distinct market applications: (i) the Fire Shield® Power Surge Strip - a consumer product; (ii) the Fire Shield® Safety Circuit - an OEM product; (iii) the Fire Shield® Power Cord - an OEM product; and (iv) the Fire Shield® Safety Extension Cord - a consumer product.  We believe that our Fire Shield® technology represents a significant opportunity for long-term growth.

    Our line of Surge Guard™ and Surge Guard Plus™ products are designed to meet the rigorous requirements of the recreational vehicle (“RV”) market.  These products provide surge protection and have both OEM and after-market applications.  In addition, we recently developed the Surge Guard Automatic Transfer Switch, which incorporates a transfer switch into the functionality of the Surge Guard products, thus eliminating the need for two separate products.

Cable Protection and Management Products

    Our line of Cable Protection and Management products, including Yellow Jacket and Black Jacket Cable Protectors, Electriduct Cable Protectors, Erig Cable Management and Drag Strip Connector Protectors are designed to meet the rigorous requirements of commercial/industrial and institutional markets.  These products provide protection for electrical, fluid and telecommunication cables.

Research, Development and Engineering

    We place substantial emphasis on new product development and believe that continued investment in product development is required to maintain and improve our competitive position.  Our product development activities emphasize new proprietary products, enhancement of existing products and process technologies.  Our research and development and product development activities occur in Clearwater, Florida.  Our Engineering Department is engaged in designing and developing new commercial and military products and improving existing products to meet the needs of our customers.

    In connection with our efforts to develop new products, our ground fault sensing and leakage current detection products continue to be more widely accepted in the marketplace.  Accordingly, we will continue to modify existing and/or design new products to compete in these new markets.

    We spent $2.0 million in fiscal 2006, $2.0 million in fiscal 2005 and $1.4 million in fiscal 2004 on research, development and engineering activities, and we anticipate spending levels to be between 4% to 5% of revenues in fiscal 2007.  All engineering activities are expensed as incurred with some funding being received from time to time by customers for special projects.  Such funding was less than 2% of the overall engineering budget for fiscal 2006.

Marketing, Sales and Distribution

    Our products are sold throughout the world, primarily through an in-house sales force, through product licensing agreements and sales and marketing agreements.  We will continue to market existing and new products through these channels.  In addition, we are looking for other viable channels through which to market our products.  We rely heavily upon the marketing skills and experience, as well as the business experience, of our management personnel in marketing our products.

    We complement our sales and marketing activities through the use of additional distributors and sales representative organizations.  Our internal distribution division, TRC Distribution, is supported by approximately 30 independent sales representatives who sell to over 1,500 electrical, industrial and safety distributors.  The majority of our sales, however, are made through our in-house sales force.  We exhibit our products at numerous trade shows, which have resulted in new commercial markets including the recreational vehicle industry and the appliance industry.

    We also market through OEMs, both domestically and internationally, that sell our products as a component of an end user product or under their own brand labels.  We continue to implement a “value add” upgrade strategy, which provides a finished product to those who brand label our products and who are currently only receiving subassembly modules.  Our plastic and receptacle molding capabilities are a key factor in providing “value add” upgrades to our customers.

    Commercial/Industrial Markets.  We market and sell our GFCI (including the heavy duty HD-PRO products), ELCI, LCDI and our cable protection and management products to the commercial/industrial market.  This market is served through over 1,500 electrical and safety distributors and a number of catalogers. We also brand label products for a number of industry leaders to help penetrate this market.

    Consumer/Retail Markets.  We currently market and sell various portable GFCI, LCDI and other specialty products to the consumer market.  We have placed some products with major retailers, primarily Wal-Mart, Home Depot, Meijers, Fry’s Electronics and Radio Shack, as well as with many independent retailers.  Our products are also being offered through magazines, catalogs and E-commerce retailers.  We continue to have success selling our aftermarket RV Surge Guard products through retailers such as Camping World and at a variety of local and regional rallies across the nation.

    In fiscal 2006, we made significant progress in the college and university segment of the consumer market with our Fire Shield® LCDI products.  A number of colleges and universities are either mandating, or strongly suggesting the use of LCDI protected extension cords and surge strips on campus.  In addition to sales at college bookstores, the effort is also helping drive our sales through retailers.

    Original Equipment Manufacturers (OEMs).  We also sell products to OEMs, both domestically and internationally, that sell our products as a component of an end user product. We primarily sell GFCI, ELCI, AFCI, LCDI and RV Surge Guard and Surge Guard Plus products to this market. The OEM market can also be significantly impacted by new and revised product standards as outlined below:

    Impact of New and Revised Product Standards.  The NEC requires ground fault protection on many applications, which are enforced by OSHA and local government building codes and adhered to by most manufacturers.  We presently focus our marketing efforts in certain spot markets, which have developed in response to NEC imposed requirements.  The NEC requirements are often incorporated into UL product standards.

    In July 2001, a requirement was added to the NEC for cord fire prevention on room air conditioners.  Because of this change in the NEC, UL Standard 484 for room air conditioners was revised to reflect this change and became effective in August 2004.  This requires that room air conditioners be provided with either LDCI or Arc Fault Circuit Interrupter (“AFCI”) protected cord sets by their manufacturers.  We believe that our Fire Shield® cord set will provide manufacturers of room air conditioners with the best solution for this requirement.

    In addition, Article 625 of the NEC requires electric vehicle (“EV”) charging systems to include a system that will protect people against serious electric shock in the event of a ground fault.  We have shipped product to the majority of the major automobile manufacturers in support of their small EV production builds, and we are actively involved with various standards and safety bodies, relating to the electric vehicle, on a worldwide basis.  Sales for our EV safety products remain relatively low due to the small number of electric vehicles produced.  Improvements in battery technology along with mandates from individual states for zero emission vehicles, will determine whether this will be a viable market in the future.

    A requirement was added to the NEC to take effect on January 1, 2005 for GFCI protection on all electrically operated vending machines.  In response to the change in the code, UL has changed their standards to require GFCI protection on all electrically operated vending machines.  The effective date is currently April 1, 2007, but this date is subject to change.

    License Agreements.  From time to time, we enter into license and sales and marketing agreements concerning our portable GFCI, ELCI and LCDIs products.  These agreements are  intended to assist our market penetration into those areas where it would be difficult for us to compete on a direct basis.

    On June 4, 2002, we announced the signing of a cross license agreement with Tecumseh Products Company (“Tecumseh”) for technology that provides improved protection for “Refrigeration and Air Conditioning Systems” against electrical faults.  The licensed product integrates Tecumseh's proprietary technology relating to the protection of refrigeration compressors with our proprietary Compressor Fault Interrupter (“CFI”) technology, which brings an advanced level of protection to refrigeration and air conditioning systems worldwide.  The licensed product is targeted at 15 to 20 million refrigeration and air conditioning systems sold worldwide each year.  Under the terms of the Tecumseh license agreement, either party has the right to manufacture and sell the licensed product, and a royalty will be paid by the selling party to the other party for the use of its technology.  Tecumseh launched this product in fiscal 2006, and we believe that it will contribute to revenue growth in fiscal 2007.  In 2006, the International Electrotechnical Commission (“IEC”) approved the CFI product for use in Europe, and we expect it will also be approved by UL in the near future for use in the United States.

    On March 31, 2005,  Applica Consumer Products, Inc. (“Applica”) and TRC terminated three license agreements which were related to Applica's use of our Fire Shield® technology.  As a result, we received a $50,000 cancellation fee from Applica which was recorded in the fourth quarter ended March 31, 2005.

Military Products and Markets

    We design and manufacture products for sale to the military engine generator set controls market.  Our expertise in this area is well known, and our performance in product quality and delivery to the United States military and its prime contractors have resulted in our being recognized as a leader in this industry.  The Defense Logistics Agency established a program rating system for its suppliers in 1995 for product quality, packaging and on-time deliveries, and since its inception and for the eleventh straight year, we have been honored as a Best Value Medalist for the highest rating Gold Category, which signifies our commitment to military contract performance.

    We are currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors.  The term “control equipment” refers to the electrical controls used to control the electrical power output of the generating systems.  In general, the controls monitor and regulate the operation of engine generator mobile electric generating system sets.  Electric generating systems are basic to all branches of the military, and demand is generally less volatile than products utilized in armaments and missiles.  Sales are made either directly to the government for support parts or to prime contractors for new electric generator sets which incorporate our products.  We are a qualified supplier for 37 control equipment products as required by the Department of Defense and serve as a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies.  These products are also furnished for spare parts support for existent systems in the military inventory.

    In 1989, we completed the redesign of the control equipment related to the 5/10/15/30/60KW Tactical Quiet Generator (“TQG”) Systems programs.  We are currently actively supplying these parts to Fermont, a division of DRS Technologies, Inc., which is the prime contractor.  In addition, we are also supplying to Fermont control equipment related to the 3KW TQG systems program which first began in November 1998.  Sales to Fermont were $6.4 million in fiscal 2006 and $5.0 million in fiscal 2005, an increase of 28%.  We also supply products for maintenance and spare parts support directly to the U.S. military.  Direct U.S. military sales, which include these products and those mentioned below, decreased from $6.4 million in fiscal 2005 to $6.1 million in fiscal 2006, a decrease of 4%.  Military revenues, other than to Fermont and direct sales to the U.S. military, were $.8 million in fiscal 2006, down from $.9 million in fiscal 2005, a decrease of 7%.

    We furnish various types of A.C. power monitors to the military for its U.S. Navy vessels.  These monitors provide system protection for the electrical distribution systems that are used on all classes of U.S. Navy surface vessels, such as minesweepers, destroyers, guided missile cruisers and aircraft carriers in addition to other types of naval vessels.  The monitors meet the environmental and stringent U.S. Navy high shock, vibration and endurance testing requirements, and they are furnished for new vessel production, retrofit upgrades and existing vessel spare part support.

    In addition, we provide both A.C. and D.C. power monitoring systems, which include voltage regulators, power transformers, A.C. over current and short circuit protection monitor assemblies and current sensing transformers for the military's armored-tracked vehicles.  These products must pass highly accelerated stress screening and vehicle road testing at the Aberdeen Proving Grounds of the United States Department of Defense.

    Our panel mount GFCI is the only GFCI device that is approved and qualified by the Department of Defense for use on its mobile-tactical generating systems.

    Our contracts with the U.S. Government are on a fixed-price bid basis.  As with all fixed-price contracts, whether government or commercial, we may not be able to negotiate higher prices to cover losses should unexpected manufacturing costs be incurred.

    All government contracts contain a provision that allows for cancellation by the government “for convenience.”  However, the government must pay for costs incurred and a percentage of profits expected if a contract is canceled.  Contract disputes may arise which could result in a suspension of such contract or a reduction in the amounts claimed.

Testing and Qualification

    A number of our commercial products must be tested and approved by UL or an approved testing laboratory.  UL publishes certain “Standards of Safety” which various types of products must meet and requires that specific tests be undertaken to ascertain whether the products meet the prescribed standards.  If a product passes these tests, it receives UL approval.  Once our products have been initially tested and qualified by UL, they are subject to regular field checks and quarterly reviews and evaluations.  UL may withdraw its approval for such products if they fail to pass these tests and if prompt corrective action is not taken.  Our portable electrical safety products have received UL approval.  In addition, certain of our portable GFCI and ELCI products have successfully undergone similar testing procedures conducted by comparable governmental testing facilities in Europe, Canada and Japan.

    Our military products are subject to testing and qualification standards imposed by the U. S. Government.  We have established a quality control system, which has been qualified by the United States Department of Defense to operate under the requirements of a particular specification (MIL-I-45208).  To the extent we design a product that it believes meets those specifications, we submit the product to the responsible government-testing laboratory.  Upon issue of the qualification approval and source listing, the product is rarely subject to re-qualification; however, the U. S. Government may disqualify a product if it is subject to frequent or excessive operational failures.  In addition, our governmental contracts provide that the current specifications and requirements could be changed at any time, which could require us to redesign our existing products or to develop new products which would have to be submitted for testing and qualification prior to their approval for purchase by the military or its prime contractors.  Certain contracts also require witness testing and acceptance by government inspectors prior to shipment of the product.

    Our wholly-owned foreign subsidiary, TRC/Honduras S.A. de C.V., is an ISO 2000 certified manufacturing facility and an approved supplier to several major corporations, and holds UL, Canadian Standards Association (“CSA”) and the German standards association, Verband Deutsher Elektrotechniker (“VDE”), approvals.

Environmental Regulations

    Our operations involve the use of hazardous and toxic materials and are subject to federal, state and local laws governing the use, storage and handling of such materials.  We fall under the Conditionally Exempt Small Quantity Generators Rule as defined by the Environmental Protection Agency (“EPA”) due to the small amounts of hazardous waste that we generate each year, and the cost of disposing such materials is not material to our financial condition, results of operations or cash flows.  We believe that we are in general compliance with these regulations and that we have obtained all necessary permits to operate our business.

Design and Manufacturing

    We currently design almost all of the products that we produce and generally will not undertake special design work for customers unless we receive a contract or purchase order to produce the resulting products.  We continue to work with foreign licensees to design products for foreign markets.  A significant number of our commercial and military electronic products are specialized in that they combine both electronic and magnetic features in design and production.

    The business of an electronics manufacturer primarily involves assembly of component parts.  The only products that we manufacture from raw materials consist of our transformers and magnetic products.  The manufacture of such products primarily involves the winding of wire around magnetic ferrite cores.  We mold most of our own plastic parts for our commercial product lines at our manufacturing facility in Honduras.  The remainder of the products that we manufacture is assembled from component parts that are produced or distributed by other companies.

    On February 3, 1997, our Board of Directors approved the incorporation of TRC/Honduras, S.A. de C.V., a wholly-owned company, for the purpose of manufacturing our high-volume products.  TRC/Honduras, S.A. de C.V. leases 58,000 square feet of property which is located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras.  The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, no federal income tax for any profits generated by the subsidiary, and various other benefits.

    As a result of increasing manufacturing costs in Honduras, we moved approximately 30-40% of our Honduran production in fiscal 2004 to a contract manufacturer in China with which we had acquired substantial experience prior to our setting up operations in Honduras.  In fiscal 2005, we established manufacturing capability for our emerging room air conditioning products in the same geographical areas as those of the room air conditioning manufacturers, whether it be in the Far East or in Honduras.  We continue to believe that these outsourcing arrangements provide us more flexibilities to scale our operations up or down in a more timely and cost effective manner, enabling us to respond to the seasonal nature of some of our commercial products.  We believe that we have selected reputable providers.  It is possible, however, that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business.  In addition, the expanded role of outsource providers has required us to implement changes to our management processes, including the adoption of new procedures to effectively manage performance risks in monitoring our manufacturing and marketing procedures.  Any delay or failure in monitoring our outsourcing arrangements could affect our customer relationships and have a negative effect on our operating results and financial condition.  We believe that we have effective mechanisms in place to manage these risks associated with our outsourcing relationships.

    We continue to manufacture our military products and distribute certain of our commercial products, which are manufactured off-shore, through our 43,000 square foot facility in Clearwater, Florida.

Patents and Trademarks

    Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing and support activities.  We seek to protect our products and technologies primarily through patents, trade secrecy measures, copyrights, trademark registrations, licensing restrictions, confidentiality agreements and other contractual arrangements that are designed to protect our proprietary information.  No assurances can be given that others will not independently develop competitive technology that is not covered by our intellectual property rights or that any measures that we take to protect our proprietary products will be effective. We currently own and hold patents in the U.S. and in several other countries throughout the world related to our portable GFCI and Fire Shield® technologies.  We have also filed other patent applications and are awaiting action on those applications.  The issuance of patents with respect thereto will complement our core technology and products.  Our U.S. patents are valid for either 20 years from filing or 17 years from date of issue in the United States.  The term of our patents in all other countries vary from 15 to 20 years.  There can be no assurance that pending patent applications or other application that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity.

    The lives of certain patents, related to our GFCI devices, have recently expired, and others will expire within the next few years.  We are unable to predict how that might affect our business.  We believe that the success of our business depends on our technical and engineering expertise, marketing and service abilities of our employees.  Nevertheless, we own patents and have a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities.  Furthermore, although we vigorously protect our patents, there can be no assurance that others will not independently develop similar products, duplicate our products or design around the patents issued to us or that foreign intellectual property laws will protect our intellectual property rights in any foreign country.

    On February 25, 2003, we were issued a patent for a protection system for devices connected to an alternating current electrical power supply.  The patent relates to technology that provides additional user safety intended for application on electrical appliances and equipment such as small hand tools and kitchen appliances (e.g. toasters, toaster ovens, steam irons, coffee makers, etc.)  In addition to electric shock protection, the technology also provides the ability to detect and prevent a variety of potentially hazardous electrical conditions such as excessive heat, flame, electrical insulation breakdowns and pressure buildups.  When such hazardous conditions occur, the power supply is shut off, and an audible and/or visual alarm is activated.

    Patent and other proprietary rights infringement claims are common in our industry.  On August 3, 2005, we announced that we had filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation (“Tower”), of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies our Fire Shield® technology for cord fire prevention.  We allege in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes one of our patents. On September 15, 2005, we announced that we added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as an additional defendant in the previously filed lawsuit against Tower.

On May 16, 2006, we announced that we would vigorously defend ourselves against patent infringement claims made by Tower Manufacturing Corporation against us in the United States District of Rhode Island.  Tower alleges infringement of its patent on “Mini Appliance Current Interrupter” and seeks an injunction and monetary damages.  We believe that the allegations are without merit and that the suit was filed in direct response to our August 3, 2005 patent infringement lawsuit against Tower Manufacturing Corporation which is referenced above.

    We have registered our TRC trademark with the U.S. Patent and Trademark Office.  Our Shock Shield®, Electra Shield® and Fire Shield® brand names are also our registered trademarks.

Major Customers and Exports

    Significant customers who accounted for 10% or more of revenues, and aggregate exports were:

	Years ended March 31,
	(In thousands)
Customer	2006	2005	2004
U.S. Military (direct sales)	$6,110	6,368	6,893
Fermont, a division of DRS Technologies, Inc., a U.S. Government Prime Contractor	6,425	5,003	4,546
Total revenues for major customers	$12,535	11,371	11,439

Exports:
Australia	$1	5	28
Canada	24	25	344
Europe	2,080	2,239	2,208
Far East	10,598	6,293	1,390
South America	1,139	7	14
Middle East	3	26	24
Total exports	$13,845	8,595	4,008

    Our military product sales are primarily to military procurement logistic agencies for field service support on previously shipped military equipment and to OEM prime contractors of electric generators.  In fiscal 2006, military revenues were approximately 29% of total revenues, compared to 31% in fiscal 2005.  Year to year direct sales to the U.S. military were down 4%, sales to Fermont were up 28%, and overall, military revenues were up 9%.  Direct U.S. military revenues accounted for 13% while Fermont accounted for 14% of our total revenues for fiscal 2006, as compared to 16% and 13%, respectively, for fiscal 2005.

    Our exports were up 61% in fiscal 2006, as compared to the prior year, primarily due to RAC product shipments to customers located in the Far East.

    We offer our customers no specific product liability protection except with regards to those customers that are specifically named as “Broad Form Vendors” under our product liability coverage.  We do extend protection to purchasers in the event there is a claimed patent infringement that pertains to our portion of the final product that is purchased.  We also carry product and general liability insurance for protection in such cases.

Competition

    Our commercial and military business is highly competitive.

    In the commercial market, we have significant competition.  As a result, we may not be able to maintain current profit margins due to price erosion.  We believe, however, that product knowledge, patented technology, ability to respond quickly to customer requirements, positive customer relations, price, technical background, industry experience and implementation of our global manufacturing strategy and cost reduction efforts are major operational areas where we compare favorably with our competitors.

    In the military market, we must compete with other companies, some being larger and some smaller than we are and acting as suppliers of similar products to prime government contractors.  We believe that knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market.  We believe that we have competitive strengths in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment.  A substantial portion of spare parts procurement is set aside for small business concerns, which are defined in general as entities that do not exceed 750 employees.  Because we are classified as a small business concern, we qualify for such set aside procurements for which larger competitors are not qualified.  The entry barriers to the military market are significant because of the need, in most cases, for products to pass government tests and qualifications.

Employees

    As of March 31, 2006, we employed 105 persons on a full time basis at our headquarters in Clearwater, Florida and 452 persons at our Honduran subsidiary.  Due to the seasonality of the RAC market and depending on future RAC production requirements placed on our Honduran facility, the number of personnel may vary significantly from the first half of our fiscal year compared to the second half of the fiscal year.

    None of our employees are represented by a collective bargaining unit, and we consider our relations with our employees to be stable.  While we believe we have established good relations with the local labor force in both the United States and Honduras, our reliance upon a foreign manufacturing facility subjects us to risks inherent in international operations.  Competition for management, technical, manufacturing, sales and support personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.

Other Cautionary Statements

    See the discussion of risks in the section of this Form 10-K entitled “Item 1A. Risk Factors.”

Executive Officers

    Set forth below is information related to our executive officers and their ages as of June 29, 2006.

Name	Age	Position
Robert S. Wiggins	76	Chairman of the Board, President, Chief Executive Officer and Secretary

Raymond B. Wood	71	Director, Senior Vice President and Director of Government Operations and Marketing

Barry H. Black	59	Vice President of Finance and Chief Financial Officer

    Robert S. Wiggins has been Chief Executive Officer of the Company since August 2005 and previously from March 1988 through August 2004.  He has been a Director of the Company and Chairman of the Board since March 1988. From 1974 to 1987, he was Chairman, Chief Executive Officer and President of Paradyne Corporation, Largo, Florida, a data communications company.  Mr. Wiggins served as a consultant for Paradyne from 1987 to March 1988.  In addition, he spent three years with GTE Information Systems Division as a Vice President and 13 years in various sales and product development managerial positions with IBM Corporation.  Mr. Wiggins earned his MA degree in mathematics from the University of Florida, and his BA degree from the University of Florida, majoring in mathematics with a minor in economics.

    Raymond B. Wood, a founder of the Company, has been a Director, Senior Vice President and Director of Government Operations and Marketing of the Company since its inception in 1981.  From 1974 to 1981, he was Manager of Engine Generator Component Marketing for Square D Company.  He was employed by Electromagnetic Industries, Inc. for 20 years prior to its acquisition by Square D Company. During this time, he held the position of General Manager of Electromagnetic Industries of Georgia Inc., the systems manufacturing plant for military products such as diesel generating systems, generators, controls, semi-trailers, etc. Previous assignments included service as Project and Design Engineer for military products produced by Electromagnetic Industries Inc.  Mr. Wood is a charter member of the industries association, Electrical Generating Systems Association (“EGSA”), has served on its Board of Directors and has been the Chairman of the Government Liaison Committee for over 25 years.  Mr. Wood is also a member of the U.S. Naval Institute.  For over 40 years, he has been involved in design, manufacture and qualification conformance evaluation for listing by the Department of Defense, marketing and product application concerning control and measurement of electric power for Mobile Ground Power Military Engine Generator Systems, and electrical power controls for Naval Shipboard and Military Armored Tracked Vehicle application.  During such period, Mr. Wood has had extensive contact with the military procurement, contract administration, engineering and test qualifying locations, as well as with the government prime contractors to the Department of Defense.  Mr. Wood has served on numerous ad hoc committees for military engine generator specification review requirements and is frequently consulted for solutions to problems encountered with military engine generator systems by both the military and prime contractors to the Department of Defense.

    Barry H. Black has been Vice President of Finance and Chief Financial Officer of the Company since January 2006.  From 1997 to 2005 he was Vice President and Corporate Controller of Paradyne Networks, Inc.  From 1981 through 1997, Mr. Black held various senior financial management positions with Paradyne Corporation and AT&T Paradyne.  Mr. Black has a Bachelor of Arts in Economics from Bowdoin College, a Masters of Science in Accounting from Northeastern University and a Masters of Science in Taxation from Bentley College.

Available Information

    We make available free of charge through our website at www.trci.net, via a link to the SEC’s website at www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. You may also obtain free copies of these materials by contacting our Director of Investor Relations, Scott J. Loucks, at our mailing address of 5250 - 140th Avenue North, Clearwater, Florida 33760, telephone (727) 535-0572.

ITEM 1A.  RISK FACTORS

    Shareholders and investors should carefully consider the risk factors described below, together with the other information contained in this Annual Report, before making any investment decision with respect to our securities.  The risks and uncertainties described below are not the only ones we face.  If any of the following risks occur, our business, financial condition, or results of operation could be significantly impacted and the trading price of our common stock could decline:

    Failure to achieve our growth strategy.  We have adopted the following strategic objectives:
  to increase profitability by improving operating efficiencies;
  to strengthen and expand our markets and distribution channels;
  to broaden the applications within target markets for our existing products;
  to expand the scope of our product content;
  to lower the cost per unit of our manufactured products by more fully utilizing our existing manufacturing capabilities;
  to maintain a conservative capital structure;
  to pursue strategic acquisitions to the extent favorable opportunities are presented;
  to increase profitability by improving our cost structure via purchasing strategies aimed at procuring materials at the best possible price and the shortest possible lead times;
  to utilize quality processes and standards for companywide continuous improvement; and
  to implement a strategy of World Class Manufacturing.
    Any or all of these objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence.  Executing our strategy may also place a strain on our production, information technology systems and other resources.  To manage the growth effectively, we must maintain a high level of manufacturing quality and efficiency, properly manage our third party suppliers, continue to enhance our operational, financial and management systems, including our database management, inventory control and distribution systems, and expand, train and manage our employee base, especially as it relates to our manufacturing plans to service the emerging room air conditioning market.  We may not be able to effectively manage our growth in any one or more of these areas.

    The scope, complexity and timing of the emerging RAC market is placing new and increased demands on our production capabilities, information technology systems and other resources.  To manage the growth effectively, we must: (i) maintain a high level of manufacturing quality and efficiency; (ii) properly manage our third party suppliers and independent sub-contract manufacturers; (iii) continue to enhance our operational, financial and management systems, including our database management, inventory control and distribution systems; (iv) expand, train and manage our employee base; (v) compete with aggressive price cutting by competitors; and (vi) vigorously protect and defend our Fire Shield® patents and intellectual property.  As a result, we will be challenged to effectively capture, manage and maintain the growth expected from this new market.

    Inability to finance our growth and meet our capital requirements.  Our ability to continue the growth of our business requires a large amount of working capital.  If we are unable to fund this growth, we may not be able to compete effectively.  Our requirement for capital depends on the market’s acceptance of our products, the growth of our marketing effort, our ability to expand our customer base, our need for additional capital equipment to adopt new manufacturing methods and new products and for future acquisitions.  We cannot be sure that additional financing, if needed, will be available or if such financing will be on favorable terms.  Without access to these additional funds, we may not be able to remain competitive.

    Unavailability and cost increases in raw materials and components.  Raw materials and components constitute a significant portion of our cost of goods.  Factors that are largely beyond our control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components.  As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum.  Recently, we have experienced increases in prices of plastic, as well as steel, aluminum and especially copper, which could continue in fiscal 2007.

    In addition, the inability of our suppliers to timely deliver raw materials or components could be disruptive and costly.  If we are unable to obtain raw materials on a timely basis at an affordable cost or if we experience any significant delays or interruptions of supply, our financial results could be significantly impacted.

    We purchase a significant volume of products from contract manufacturers in China.  In fiscal 2006, for example, our purchases from Chinese vendors were more than $10 million.  The purchase price for these products is set in U.S. dollars.  If the exchange rate between the U.S. dollar and Chinese yuan changes so that the yuan appreciates significantly against the dollar, the cost of building our products could increase significantly.

    Dependence upon a limited number of key suppliers.  We purchase a significant volume of products from contract manufacturers in China.  In fiscal 2006, for example, our purchases from Chinese vendors were more than $10 million.  The purchase price for these products is set in U.S. dollars.  If the exchange rate between the U.S. dollar and Chinese yuan changes so that the yuan appreciates significantly against the dollar, the cost of building our products could increase significantly.  We anticipate that outsource providers will play key roles in our manufacturing operations.  Although we aim at selecting reputable providers, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business.  Because of this expanded role of our outsource providers, we will need to monitor the performance of these suppliers, adopt new procedures to deal with and manage the performance of these outsource providers.  Any delay or failure in the implementation of our operational changes and monitoring of these relationships could adversely affect our customer relationships and/or have a negative effect on our operating results.

    The loss of or significant decrease in sales to large customers.  We must receive a continuous flow of new orders from our large customers.  Failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on us.  In addition, as a result of the desire to more closely manage inventory levels, there is a growing trend in business, especially in our commercial markets, to make purchases on a “just-in-time” basis.  This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require additional expenses to expedite delivery.

    Adverse changes in the operations of global manufacturing facilities.  We manufacture a significant number of products in Honduras and obtain a significant proportion of the raw materials and sub-assembly components used in the manufacturing of our products outside the United States.  In fiscal 2005, we entered into additional contract manufacturing relationships in China and India to accommodate the requirements of the emerging room air conditioner market.  International operations are subject to risks including, among others:
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
  potentially adverse tax consequences; and
  changes in exchange rates between the U.S. dollar and the foreign currency.
    Labor in Honduras has historically been readily available and at lower cost than available in other nations; however, we cannot be assured that labor will continue to be available in Honduras at costs consistent with historical levels.  A substantial increase in labor costs could have a material adverse effect on our results of operation.

     Interruptions in manufacturing operations.  Approximately 70% of our revenues are derived from products manufactured or assembled at our manufacturing facility in Honduras and by contract manufacturers located in China.  These manufacturing facilities are subject to hazards that could result in material damage to any such facilities.  Such damage to or prolonged interruption in the operations of such facilities for repairs, labor disruption or other reasons, could have a material adverse effect on us.

    Infringement or loss of proprietary rights.  We believe that our rights in owned and licensed names are of increasing importance to our business success and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks, especially with regard to our Fire Shield® brand name.  There can be no assurance as to the breadth or degree of protection that these trademarks may afford us, or that we will be able to successfully leverage our trademarks in the future.  The costs associated with protecting our intellectual property rights, including litigation costs, may be material.  We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged.  Any inability to do so, particularly with respect to names in which we have made significant capital investments, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on us.

    Our success also depends in part on our proprietary technology and patent rights.  If we fail to adequately protect this technology and our patent rights, we may lose our competitive position or face significant expense to protect or enforce our intellectual property rights.  We intend to continue to protect our proprietary technology through patents, copyrights and trade secrets.  Despite this intention, we may not be successful in achieving adequate protection.  Claims allowed on any of our patents may not be sufficiently broad to protect our technology and any patents issued to us also may be challenged, invalidated or circumvented.  With respect to our pending applications for patents, there can be no assurance that we will be successful in obtaining patents from these applications.

    Our industry is characterized by frequent claims regarding patents and intellectual property rights and resulting litigation arising from disputes over the scope of these rights.  On August 3, 2005, we filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation alleging willful infringement of our Fire Shield® patent for cord fire prevention.  We are seeking damages for infringement, cost recovery and any other relief deemed just by the Court. On September 13, 2005, we added Fedders Corporation, a global manufacturer of air treatment products as a defendant to our previously filed lawsuit against Tower Manufacturing Corporation.  On May 11, 2006, we received notice that a complaint had been filed against us by Tower Manufacturing Corporation in the United States District Court for the District of Rhode Island, alleging infringement of Tower’s Mini Appliance Current Interrupter.  We intend to vigorously defend these patent infringement claims and believe that the allegations are without merit and that the suit was filed in direct response to our patent infringement lawsuit that was filed against Tower Manufacturing Corporation.  There can be no assurance that, with respect to the claims made against us, that we will be able to resolve these claims under terms and conditions that would not have a material adverse affect on our business, or our financial results.

    Seasonality.  Our business varies significantly from quarter to quarter due to the seasonal nature of our room air conditioner business.  As a result, revenues may vary significantly from quarter to quarter.  The normal manufacturing cycle for room air conditioners is typically from late fall through early spring which would result in higher revenues during our third and fourth quarters.  This seasonality may also result in cash layouts or additional interest expense due to an increased need to borrow funds to maintain sufficient working capital to support such increased demand.

    Competition from companies that produce similar products.  The markets for our products are highly competitive.  We believe that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems.  We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.

    Additionally, our current products could become obsolete as a result of new customer demands or competitors’ new products.  For example, our products could become unmarketable as a result of a new product that provides superior performance at a lower cost.  If we cannot adapt to these competitive challenges, we may not be able to effectively compete.

    Newly acquired businesses or product lines.  We may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products.  The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment, either in the form of cash or stock consideration.  There is no guarantee that the acquired businesses or product lines will contribute positively to earnings.  The anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.  Because we have a small management team, we may not be able to effectively assimilate the operations, technologies, personnel and products from the acquired company or our management team may be diverted from our other business concerns.

    Dependence on new products. Rapid technological changes in our industry subject us to increased pressure to develop technological advances in our products. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and add additional features and adaptations of our existing products for new uses. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, additional service and warranty expenses. Our failure to complete commercialization of these products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

    Volatility of our stock price.  In recent years, the price of our common stock has fluctuated greatly.  The price of our common stock could continue to be volatile and fluctuate in response to a variety of factors including, but not limited to, the following:
  general and global economic fluctuation;
  quarter-to-quarter variations in our operating results;
  shortfalls in revenue or earnings from levels expected by investors;
  announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products;
  development in, or claims relating to, patent or other proprietary rights;
  success or failure of our new and existing products;
  disruptions with key customers or suppliers; or
  political, economic or environmental events occurring globally.
    Government regulations could adversely impact our operations.  Throughout the world, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical products in those jurisdictions.  Most of our products have such certifications; however, there can be no assurance that our products will continue to meet such specifications.  Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of product containing certain materials deemed to be environmentally sensitive.  A determination that our products are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

    Our business and results of operations could be impacted by the implementation of Sarbanes Oxley.  Under current rules, we will be required to complete our initial assessment of the adequacy of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 as of March 31, 2008.  We also must include in our assessment, a report detailing management’s assessment of the effectiveness of our internal control over financial reporting as well as the operating effectiveness of our internal control over financial reporting.  If we are unable to complete our assessment as required, or if upon completion of our assessment material weaknesses are uncovered and reported, investors could lose confidence in the reliability of our financial statements, which in turn, could result in the decrease in value of our common stock.  Although we will devote significant resources into developing the required documentation and perform the required testing, there can be no assurance that we will be able to comply with all of Section 404’s requirements.

    Additionally, our independent registered public accounting firm must also attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as well as the operating effectiveness of our internal control over financial reporting.  If we are unable to effectively complete our assessment or if our internal control over financial reporting is not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion or may issue a qualified opinion as to the effectiveness of our internal control over financial reporting.  If this should occur, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which in turn, could cause a decline in the market price of our common stock.

    The risks listed above are not the only risks that we face.  Additional risks that are not yet known or that we believe to be immaterial may also impair business operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.  PROPERTIES

    Our executive offices and U.S. manufacturing facility are located on 4.7 acres of leased land in the St. Petersburg-Clearwater Airport Industrial Park.  The lease, with options, extends until 2021 and is subject to certain price escalation provisions every five years.  This leased land is adequate to enable us to expand this facility to 60,000 square feet.  The present facility provides a total of 43,000 square feet, including 10,000 square feet of offices and engineering areas, as well as 23,000 square feet of production area and 10,000 square feet of warehouse space.

    Our wholly-owned subsidiary in Honduras, TRC Honduras S.A. de C.V., leases 58,000 square feet of building space from ZIP San Jose, an industrial park located in San Pedro Sula, Honduras.  These facilities include 10,000 square feet of office area, as well as 30,000 square feet of production area and 18,000 square feet of warehouse space.  TRC Honduras S.A. de C.V. produces the majority of our commercial products.

ITEM 3.  LEGAL PROCEEDINGS

    On August 3, 2005, we filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation, of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies our Fire Shield® technology for cord fire prevention.  We allege in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes our Fire Shield® patent.  As described in the Complaint, we are seeking injunctive relief, damages for infringement, cost recovery and any other relief deemed just by the Court.  On September 13, 2005, we added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleges that the Tower LCDI, found on the Fedders room air conditioners, also infringes our Fire Shield® patent.

    On May 11, 2006, we received notice that a complaint had been filed against us by Tower Manufacturing Corporation in the United States District Court for The District of Rhode Island, alleging infringement of its patent on a Mini Appliance Current Interrupter.  Tower is seeking an injunction and monetary damages.  We intend to vigorously defend against these patent infringement claims and believe that the allegations are without merit and that the suit was filed in direct response to our patent infringement lawsuit that was filed on August 3, 2005 against Tower Manufacturing Corporation.

    We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and quoted on the National Market System of the NASDAQ stock market, to which we gained admittance in December 1984, under the symbol “TRCI”.  In November 1995, NASDAQ approved our application for listing on the National Market System.  The following tables set forth a range of high and low market prices for our common stock for the fiscal years ended March 31, 2006 and 2005 as reported on the NASDAQ National Market, and the dividends declared with respect to each quarter ended within such years.

Fiscal Year Ended	High	Low	Cash Dividends
March 31, 2006:
First quarter	$5.95	4.28	$0.015
Second quarter	5.54	3.65	0.015
Third quarter	4.51	3.26	0.015
Fourth quarter	8.72	4.51	0.015
			$0.060

March 31, 2005:
First quarter	$16.30	10.25	$0.015
Second quarter	12.75	5.86	0.015
Third quarter	8.25	6.31	0.015
Fourth quarter	7.45	4.95	0.015
			$0.060

    As of May 31, 2006, the approximate number of our record shareholders was 312.  This number does not include any adjustment for shareholders beneficially owning common stock held of record by any institutional fiduciary, which we believe to represent approximately an additional 3,700 shareholders.

    Our authorized capital stock, as of May 31, 2006, consisted of 10,000,000 shares of common stock, par value $.51, of which 5,888,828 shares were outstanding.

Dividends

    The payment of dividends on our common stock is within the discretion of our Board of Directors.  In fiscal year 2006, we paid a quarterly cash dividend of $.015 per share.  Dividends of $.06 per share were paid by us in fiscal 2006 and fiscal 2005.  Our debt covenants restrict dividends paid to the greater of $360,000 or 50% of operating profits for the previous twelve months on a rolling basis.

Stock Repurchase Program

    We did not repurchase any equity securities during the year ended March 31, 2006.  On June 28, 2006, the Board of Directors terminated the Stock Repurchase Program.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated balance sheet data as of March 31, 2006 and 2005 and operating results for the years ended March 31, 2006, 2005, and 2004 is derived from our consolidated financial statements which are included elsewhere in this Form 10-K.  The selected consolidated balance sheet data as of March 2004, 2003 and 2002 and operating results for the years ended March 31, 2003 and 2002 are derived from audited consolidated financial statements which are not included in this Form 10-K.  You should read the selected financial data in conjunction with “Item 7. Management's discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended March 31,
	2006	2005	2004	2003	2002
		(In thousands)
Revenues	$45,620	39,433	24,337	17,762	16,684
Cost of sales	34,978	29,618	14,831	11,896	12,097
Gross profit	10,642	9,815	9,506	5,866	4,587

Operating expenses	7,922	7,172	5,684	4,448	4,226
Income from operations	2,720	2,643	3,822	1,418	361

Interest expense	(228)	(48)	-	(1)	(79)
Other income	32	29	15	7	12
	(196)	(19)	15	6	(67)
Income before income taxes	2,524	2,624	3,837	1,424	294
Income tax expense	412	611	1,161	409	94
Net income	$2,112	2,013	2,676	1,015	200

Earnings per share:
Basic	$0.37	0.35	0.48	0.19	0.04
Diluted	$0.36	0.34	0.46	0.19	0.04

Shares outstanding:
Basic	5,786	5,755	5,589	5,438	5,437
Diluted	5,834	5,954	5,828	5,482	5,458

Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$3,107	1,302	5,968	2,530	1,163
Working capital	16,521	14,369	12,611	8,873	7,934
Total assets	29,134	32,447	18,572	13,836	12,767
Long-term debt	2,000	2,350	-	-	500
Total debt	3,000	5,350	-	-	500
Total stockholders' equity	19,286	17,207	15,452	12,077	11,303
Cash dividends paid	0.06	0.06	0.06	0.045	0.04

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

    In fiscal 2006, our revenues increased 15.7% compared with fiscal 2005 continuing the double digit revenue growth rate that we have experienced for the past three years.  Our commercial business grew 19.3% during fiscal 2006 reflecting strong growth in both our domestic as well as our international business.  Our military business also grew 9.0% from prior year levels.  Although our gross profit also improved, the rate of increase was significantly smaller than our revenue growth due to competitive pressures, product mix and the increased costs of certain key raw materials.  For example, the price of copper increased more than 60% during fiscal 2006.  Although operating expenses increased $.7 million from fiscal 2005 levels, approximately one-half of this increase was due to legal costs associated with our lawsuit against Tower Manufacturing Corporation.  Research and development expenses and selling and marketing expenses together were approximately the same in fiscal 2006 as they were in fiscal 2005.  Our balance sheet showed dramatic improvement in fiscal 2006 with cash and investments increasing $1.8 million and short and long-term debt decreasing $2.4 million.

Overview

    We are an internationally recognized leader in the design, manufacture and sale of electrical safety products.  We market and sell our products through several channels of distribution including our in-house sales force, retail, distribution, domestic and international OEMs and third party sales representation organizations.

    We recognize revenues from equipment sales when evidence of a sales arrangement exists, pricing is fixed or determinable, delivery, including title passage has taken place, and collectibility from the customer is reasonably assured.  Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenues.  Royalty revenues are recognized when we have delivered technical specifications and performed required services under the related agreement.

    Our gross margins are affected by many different factors including competitive price pressures, product mix, differences in manufacturing volumes, changes in the cost of raw materials, charges for excess or obsolete inventory, and costs of warranty repairs.  We generally provide a one-year warranty on product sales.  We believe that our accrued warranty reserve is adequate to cover the cost of future warranty work on products we have sold.

    Selling and marketing expenses include salaries, bonuses, commissions and related employee expenses for sales personnel, advertising, promotional and trade show expenses, travel, consulting fees, and facilities expense.

    General and administrative expenses consist of salaries, bonuses and related employee expenses, travel, consulting fees, facilities expense, legal and audit, and board of director fees.

    Research and development expenses principally include salaries for engineers and technical support staff, consulting, outside testing service fees, maintenance contracts on software, and depreciation of engineering equipment.

    Although our operating expenses increased over the past year, much of this increase was for legal expenses related to our lawsuit against Tower Manufacturing Corporation that was initiated earlier in the fiscal 2006 year.  Our year-to-year revenue growth has provided the funding to allow us to invest in additional research and development and provide the new products needed for growth as well as providing the marketing and sales resources needed to further enhance our revenues.

Results of Operations

    The following table summarizes our operating results as a percentage of revenues for each of the periods shown:

	Years ended March 31,
	2006	2005	2004	2003	2002
Revenues:
Commercial	70.7%	68.5%	49.1%	57.7%	61.6%
Military	29.3%	31.1%	50.5%	41.6%	37.4%
Royalties	-	0.4%	0.4%	0.7%	1.0%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.7%	75.1%	60.9%	67.0%	72.5%
Gross profit	23.3%	24.9%	39.1%	33.0%	27.5%

Operating expenses:
Selling and marketing	5.8%	6.5%	9.8%	10.4%	10.9%
General and administrative	7.3%	6.5%	7.9%	7.5%	8.1%
Research and development	4.3%	5.2%	5.7%	6.9%	6.3%
Other	-	-	-	0.2%	-
Total operating expenses	17.4%	18.2%	23.4%	25.0%	25.3%
Income from operations	5.9%	6.7%	15.7%	8.0%	2.2%

Interest expense	(0.5)%	(0.1)%	-	-	(0.5)%
Other income	0.1%	0.1%	-	-	0.1%
	(0.4)%	0.0%	-	-	(0.4)%
Income before income taxes	5.5%	6.7%	15.7%	8.0%	1.8%
Income tax expense	0.9%	1.6%	4.7%	2.3%	0.6%
Net income	4.6%	5.1%	11.0%	5.7%	1.2%

Fiscal 2006 and 2005 Comparison
    Revenues for the fiscal year ended March 31, 2006 increased $6.2 million, or 16% to $45.6 million from $39.4 million for the prior fiscal year.  Commercial revenues, including RAC revenues, increased $5.2 million reflecting solid growth in most channels of distribution in both domestic and international markets.  Military revenues increased $1.1 million or 9% to $13.4 million from $12.3 million in fiscal 2005. Royalty income declined $.1 million to zero income for the fiscal year ended March 31, 2006.  The decline in royalty income was due to non-recurring royalties which were recorded in the prior year not repeated in fiscal 2006.

    Gross profit increased $.8 million to $10.6 million for the fiscal year ended March 31, 2006 from $9.8 million for the fiscal year ended March 31, 2005. The higher gross profit in fiscal 2006 was due to the $6.2 million increase in revenues partially offset by lower margins on RAC sales as a result of competitive pressure, a less favorable product mix and price increases from vendors. Gross profit as a percentage of revenues declined 1.6% from 24.9% for the fiscal 2005 year to 23.3% in fiscal 2006. This decline in gross profit as a percent of revenue was also due to the lower margins on RAC sales, the more unfavorable product mix in fiscal 2006, and price increases from vendors.

    Selling and marketing expense of $2.6 million, or 5.8% of revenues, increased $.1 million for fiscal 2006, compared with $2.5 million, or 6.5% of revenues, for fiscal 2005.  The $.1 million increase over the comparable period was primarily due to increases in compensation expense in fiscal 2006.  Selling and marketing expense as a percent of revenue declined .7% principally due to the $6.2 million increase in revenue in fiscal 2006.  We expect selling and marketing expense as a percent of revenues to remain approximately the same in fiscal 2007 as in fiscal 2006.

    General and administrative expense was $3.3 million, or 7.3% of revenues, for fiscal 2006, compared with $2.6 million, or 6.5% of revenues, for fiscal 2005, an increase of $.7 million, or 28%.  The increase over the prior year was principally due to $.4 million in higher legal expense, of which $.3 million is a result of the Tower lawsuit, $.1 million in higher compensation, and $.1 million in higher consulting fees.  General and administrative expense as a percent of revenue increased .8%  from 6.5% in fiscal 2005 to 7.3% in fiscal 2006.  This increase is primarily due to the higher legal, compensation and consulting fees partially offset by the $6.2 million increase in income in fiscal 2006.

    Research and development expense was $2.0 million of expense in both fiscal 2006 and fiscal 2005.  Research and development expense was 4.3% as a percent of revenue for the year ended March 31, 2006 compared with 5.2% for the year ended March 31, 2005. The .9% decrease is due to the $6.2 million increase in revenues in fiscal 2006.  We expect research and development expense as a percent of revenues to remain approximately the same in fiscal 2007 compared with fiscal 2006.

    Other income (expense) was $.2 million in expense in fiscal 2006, an increase of $.2 million in expense from fiscal 2005.  The increase was principally due to interest expense related to the higher level of borrowings on our line of credit for the entire fiscal 2006 year, whereas in fiscal 2005, we had lower debt at the beginning of the fiscal year.  We expect to have decreased debt in fiscal 2007 compared to fiscal 2006.

    Income tax expense declined $.2 million to $.4 million of expense for the fiscal year ended March 31, 2006 from $.6 million for the fiscal year ended March 31, 2005.  The $.2 million reduction was principally due to the lower fiscal 2006 tax rate than in fiscal 2005 because more income was earned in Honduras than in the prior year, and to the reversal of a tax accrual in the amount of $.1 million in the fourth quarter of fiscal 2006 as a result of concluding an audit by the Internal Revenue Service for the fiscal 2004 year.  Income tax expense as a percent of income before income taxes was 16% for fiscal 2006, compared with 23% in fiscal 2005.  Without the fourth quarter reversal of the tax accrual of $.1 million, the 2006 tax rate would have been approximately 20%.  Our effective tax rate varies based on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  In accordance with SFAS 109, Accounting for Income Taxes, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  Our Honduran subsidiary is profitable which decreases our effective tax rate.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by us, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.  We expect our effective income tax rate to be approximately 25-30% in fiscal 2007.

    Net income was $2.1 million for fiscal 2006, compared with $2.0 million reported in fiscal 2005, an increase of $.1 million.  Higher fiscal 2006 gross profit and a lower tax provision were mostly offset by higher operating expense and higher interest expense when compared with fiscal 2005.

Fiscal 2005 and 2004 Comparison

    Revenues for fiscal 2005 were $39.4 million, compared to $24.3 million reported in fiscal 2004, an increase of 62%.  The increase in commercial revenues was primarily attributed to RAC product shipments and strong growth in our core commercial business.  Military revenues remain steady due to solid demand for its control devices related to the Tactical Quiet Generator programs for both existing and new systems.  The increase in royalty income was due a cancellation fee recorded in the fourth quarter related to the termination of certain license agreements with Applica Consumer Products, Inc. pertaining to the use of our Fire Shield® technology.

    Gross profit as a percent of revenue was 25% of total revenues for fiscal 2005, compared to 39% in fiscal 2004. The major factors impacting our gross profit during the year were (i) higher than planned startup expenses at our Honduran manufacturing facility and at our three Far East contract manufacturers to produce the new Fire Shield® LCDI Power Cords for use on room air conditioners; (ii) significant additional freight costs which we incurred to meet our RAC customers’ delivery requirements; and (iii) competitive pricing required to capture market share in the new RAC market.  Having established the framework for the RAC business in fiscal 2005, we expect to achieve higher profit margins in fiscal 2006 compared to fiscal 2005.

    Selling and marketing expense was $2.5 million, or 6.5% of revenues, for fiscal 2005, compared to $2.4 million, or 9.8% of revenues, for fiscal 2004, an increase of $.2 million, or 6%.  The $.2 million increase over the comparable years was principally due to increases in salary expense primarily for additional personnel, outside sales commissions and travel expense.  We expect selling and marketing expense as a percentage of revenues to remain approximately the same in fiscal 2006 compared to fiscal 2005.

    General and administrative expense was $2.6 million, or 6.5% of revenues, for fiscal 2005, compared to $1.9 million, or 7.9% of revenues, for fiscal 2004, an increase of $.7 million, or 36%.  The increase over the comparable year was due to $.4 million of salary expense primarily for additional personnel, $.1 million for shareholder/board of director expenses, $.1 million for audit and legal fees and $.1 million for D&O insurance.  We expect general and administrative expense as a percentage of revenues to remain approximately the same in fiscal 2006 compared to fiscal 2005.

    Research and development expense was $2.0 million, or 5.2% of revenues, for fiscal 2005, compared to $1.4 million, or 5.7% of revenues, for fiscal 2004, an increase of $.7 million, or 47%.  The increase over the comparable years was due to $.5 million of salary expense primarily for additional personnel, $.1 million of UL fees and $.1 million for additional outside testing services, all of which were related to the support of the new room air conditioner market.  We expect research and development expense as a percentage of revenues to remain approximately the same in fiscal 2006 compared to fiscal 2005.

    Other income (expense) increased slightly in fiscal 2005, compared with fiscal 2004 but remained less than $.1 million for both years.  The small change was due to interest expense related to our borrowings on our line of credit, whereas in the prior year, we had no debt and recorded interest income on higher cash balances.  We expect to have decreased debt in fiscal 2006 compared to fiscal 2005.

    Income taxes as a percent of income before income taxes were 23% for fiscal 2005, compared to 30% in fiscal 2004.  Our effective tax rate varies based on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and applies that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  Our Honduran subsidiary is profitable which decreases our effective tax rate.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of the subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized by us, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

    Net income was $2.0 million for fiscal 2005, compared to $2.7 million reported in fiscal 2004, a decrease of 25%.  Basic earnings were $.35 per share and diluted earnings were $.34 per share in fiscal 2005, compared to basic earnings of $.48 per share and diluted earnings of $.46 per share for fiscal 2004.    Net income was negatively impacted in fiscal 2005 by higher operating expenses and lower gross profit margins as described above.

Critical Accounting Policies

    The preparation of financial statements and related disclosures, in conformity with United States generally accepted accounting principles, requires management to make judgments, assumptions and estimates that affect the amounts reported.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

    A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.  Specifically, critical accounting estimates have the following attributes:  (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates that we could reasonably have used, or changes in the estimates actually used resulting from events that could be reasonably foreseen as likely to have a material effect on our financial condition or results of operations.

    Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements once known.  In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time.  These uncertainties are discussed in the section above entitled Disclosure Regarding Forward-Looking Statements and in section Item 1A above, entitled Risk Factors.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements are fairly stated in accordance with United States generally accepted accounting principles and present a meaningful presentation of our financial condition and results of operations.

    We believe that the following are critical accounting policies:

    Revenue Recognition/Allowance for Doubtful Accounts.  We recognize revenue from commercial customers when an order has been received and accepted, pricing is fixed, delivery has occurred and title to the product has passed and collectibility is reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  We have no installation obligation subsequent to product shipment.  Similarly, revenue from sales to distributors is recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.

    We may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (“non-standard” products) or fall outside the scope of SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, we record revenue under a units of delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, we record revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  We have not experienced past losses on government contracts, and currently, we do not have any transactions being accounted for within the scope of SOP 81.1.

    We record an allowance for estimated losses resulting from the inability of customers to make timely payments of amounts due on account of product purchases.  We assess the credit worthiness of our customers based on multiple sources of information, including publicly available credit data, subscription based credit reports, trade association data, and analyzes factors such as historical bad debt experience, changes in customer payment terms or payment patterns, credit risk related to industry and geographical location and economic trends.  This assessment requires significant judgment.  If the financial condition of our customers were to worsen, additional write-offs could be required, resulting in write-offs not included in our current allowance for doubtful accounts.

    Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  A reserve is established for inventory that has had no activity for long periods of time or for which management believes is no longer salable.  This reserve is reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining reserve for obsolescence is either inadequate or in excess of the inventory reserve required, we may need to adjust it.  At present, based on our analysis, we believe the reserve is properly valued for the inventory held by us.

    Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It is our intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of our foreign subsidiary are paid to us as dividends.  We apply the Comparable Profits Method for transfer pricing to determine the amounts our subsidiary charges to the parent.

    Warranty.  We generally provide a one year warranty period for all of our products.  We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us.  Our warranty provision represents our estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  Our warranty accrual represents our estimate of our liability for warranty repairs that we will incur over the warranty period.

    Impairment of Long-Lived Assets.  We review long-lived assets for possible impairment of carrying value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  In evaluating the fair value and future benefit of our assets, management performs an analysis of the anticipated undiscounted future net cash flows to be derived from the use of individual assets over their remaining amortization period.  If the carrying amount of an asset exceeds its anticipated undiscounted cash flows, we recognize an impairment loss equal to the difference between its carrying value and its fair value.

    The discussion below contains forward-looking statements about our expectations of what could happen in the future.  Forward-looking statements involve uncertainties and risk and our actual results could differ materially from the results anticipated by our forward-looking statements due to many known and unknown factors, including but not limited to those previously discussed in “Risk Factors” and elsewhere in this report.  See also the cautionary notice regarding forward-looking statements at the beginning of this Form 10-K under the heading “Disclosures Regarding Forward-Looking Statements.”

    You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Liquidity and Capital Resources

    As of March 31, 2006, our cash and cash equivalents increased $1.8 million to $2.6 million from the March 31, 2005 balance of $.8 million.  The three components of this increase were cash provided by operating activities of $4.9 million, cash used in investing activities of $.7 million and cash used in financing activities of $2.4 million.

    Cash provided by operating activities was primarily due to net income of $2.1 million, a decrease in accounts receivable of $2.5 million, a decrease in inventories of $1.8 million and depreciation of $1.3 million, partially offset by a decrease in accounts payable of $3.1 million. The decrease in accounts receivable was principally due to faster collections of outstanding accounts receivable at the end of fiscal 2006. Inventories declined due to improved inventory management and accounts payable decreased as a result of management’s decision to pay our vendors on a more timely basis.

    Cash used in investing activities was related to purchases of capital equipment in the amount of $.7 million.  We expect capital purchases for fiscal 2007 to increase to a $1.5 million to $2.0 million range largely as a result of expected improvements to our Clearwater, Florida facility.

    Cash used in financing activities in the amount of $2.4 million was primarily due to repayments of borrowings under our line of credit in the amount of $2.4 million and cash dividends paid of $.3 million, offset by proceeds from exercises of stock options in the amount of $.3 million.

    On December 22, 2005, we extended the maturity date of the revolving credit agreement with our institutional lender to September 30, 2007.  The loan facility provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  We are currently borrowing under the LIBOR option (6.42% as of March 31, 2006).  The loan is collateralized with a perfected first security interest which attaches to all of our accounts receivable and inventories, and a blanket security interest attaching to all of our assets, and requires us to maintain certain financial ratios.  As of March 31, 2006, we had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  As of March 31, 2005, we had $5.4 million in outstanding borrowings, of which $3.0 million was recorded as current portion of long-term debt and $2.4 million was recorded as long-term debt, less current portion.  We have the right to prepay any outstanding borrowings at any time and the $1.0 million in current portion of long-term debt was paid in April 2006, and accordingly, we have classified this amount as a current liability.  We were in compliance with the covenants under the revolving credit agreement as of March 31, 2006.

    On April 14, 2005, we entered into a $3.0 million six-month term loan agreement with our institutional lender.  This credit facility was intended to be used in the event that our cash requirements extend beyond the existing line of credit noted above.  The provisions of the term loan agreement were substantively identical to those of the existing line of credit.  No borrowings were made under this term loan agreement.  On October 13, 2005, this credit facility was extended for 90 days.  The credit facility expired unused on January 14, 2006.

    We have no off-balance sheet arrangements and no debt relationships other than noted above.

    We believe cash flow from operations, the available bank borrowings and current short-term investments and cash and cash equivalents will be sufficient to meet our working capital requirements for the next 12 months.

Contractual Obligations

    We have entered into several operating leases as well as purchase commitments for inventory.  Additionally, we have both long and short-term debt as of March 31, 2006.  Future minimum payments under these commitments as of March 31, 2006 (in thousands) are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$331	186	132	13	-
Purchase obligations	6,978	6,978	-	-	-
Payments due on long and short-term debt	3,000	-	3,000	-	-
Total	10,309	7,164	3,132	13	-

    The payments due on long and short-term debt in the above table represent repayments of principal but not the associated interest, which will vary with the changes in market interest rates and the principal balance.  At March 31, 2006, the interest rate being paid on our outstanding debt was at 6.42%.

New Accounting Standards

    In May 2003, the FASB issued SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability.  When issued, this statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise for interim periods beginning after June 15, 2003.  Initially, the statement required that all financial instruments meeting its criteria be presented as liabilities rather than as minority interest between the liabilities and equity sections of the balance sheet.  On October 29, 2003, the FASB announced that it had deferred certain provisions of SFAS No. 150.  We do not currently have any instruments subject to SFAS No. 150.  Accordingly, final adoption did not have a material effect on our financial condition, results of operations or cash flows.

    In November 2004, the FASB issued SFAS No. 151 - Inventory Costs, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges, effective during fiscal years beginning after June 15, 2005.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 in the first quarter of fiscal 2007 is not expected to have a material effect on our financial condition, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  Based on the currently outstanding, unvested stock options, the application of SFAS No. 123R in the first quarter of fiscal 2007 is expected to result in a charge to our Statement of Operations of approximately $.1 million over the next fiscal year.  This charge will increase as additional stock based awards are granted in the future.

    On May 25, 2005, in response to the published accounting standard referenced above, our Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by current employees, including executive officers and directors, effective May 26, 2005.  An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $5.07, of our common stock on the effective date.

    In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement also provides guidance on determining whether retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.  This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.  The application of SFAS No. 154 is not expected to have a material effect on our financial condition, results of operations or cash flows.

In February 2006, The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The application of SFAS No. 155 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We do not engage in investing in or trading market risk sensitive instruments.  We also do not purchase, for investing, hedging, or for purposes “other than trading,” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph.  We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps.  Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

    As of March 31, 2006, we have both short and long-term debt. Our loans are subject to changes in interest rates.  With our current level of debt, a 1% change in the market rate of interest would result in a change in our annaul interest expense of $30 thousand.  Additionally, the rate of interest is based on either the lender’s prime rate or on the 30-day London Interbank Offering Rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $5 thousand on an annaul basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 15(a).

Consolidated Financial Statements

Notes to Consolidated Financial Statements  ..........................................................................................  F-6 thru F-21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

    As of the end of the period covered by this Annual Report, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

    Further, there were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

    None.

PART III

    Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2006 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this Report.  With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this Report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required in Item 10 is incorporated into Part III of the Annual Report on Form 10-K by reference to our definitive Proxy Statement under the heading “Proposal No. 1 - Election of Directors” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

Family Relationships

No family relationships exist between any of our directors and executive officers.  There are no arrangements or understandings between any director and any other person concerning service or nomination as a director.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller or persons serving similar functions.  We have also adopted a code of ethics that applies to all employees, officers and directors of TRC.  Our Code of Ethics is publicly available on the investor relations page of our website at www.trci.net and is filed as an exhibit to this Annual Report on Form 10-K.  To the extent required by law, any amendments to, or waivers from, any provision of the Code of Ethics will promptly be disclosed to the public.  To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required in Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement under the heading “Executive Compensation and Other Information” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required in Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

Equity Compensation Plan Information

    The table below provides information about the common stock that may be issued under all of our existing equity compensation plans as of March 31, 2006.

Plan Category		(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)
Equity compensation plans approved by shareholders	(1)	3,117	$1.63	-
	(2)	210,976	5.13	150,000
	(3)	1,000	1.63	-
	(4)	325,818	9.70	453,850
Totals		540,911	7.86	603,850

(1)  Technology Research Corporation 1993 Incentive Stock Option Plan.
(2)  Technology Research Corporation 1996 Incentive Stock Option Performance Plan.
(3)  Technology Research Corporation 1993 Amended and Restated Non-Qualified Stock Option Plan.
(4)  Technology Research Corporation 2000 Long Term Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement under the heading “Certain Relationships and Related transactions” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required in Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement under the heading “Relationship with Independent Registered Public Accounting Firm” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report.

(1) All financial statements.

Index to Financial Statements                                           Page

Notes to Consolidated Financial Statements  ........................................................................................  F-6 thru F-21

(2) Financial Statement Schedules.

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation and By-Laws. (1)
3.2	Amended Articles of Incorporation dated September 24, 1990. (2)
3.3	Amended Articles of Incorporation dated September 24, 1996. (2)
3.4	Amended Articles of Incorporation dated August 21, 2003. (2)

10.1
 $3,000,000 Revolving Credit Agreement, dated December 14, 1999, between the Company and SouthTrust Bank.  Incorporated by reference to
 TRC's Annual Report on Form 10-KSB  for the year ended March 31, 2000.

10.2	The 2000 Long Term Incentive Plan effective August 24, 2000. Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2000.

10.3
 Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 300,000 to 600,000 effective August 21, 2003.
 Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2003.

10.4
 Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 600,000 to 1,100,000 effective August 24, 2004.
 Incorporated by reference to TRC's Annual Report on Form 10-KSB  for the year ended March 31, 2004.

10.5
 License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company's Fire
 Shield® technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults.  Incorporated by reference to TRC's Annual Report on Form 10-KSB  for the year ended March 31, 2002.

10.6
 Amended Revolving Credit Agreement, dated December 20, 2004, between the Company and its subsidiary and SouthTrust Bank, increasing the amount available to borrow from $3,000,000 to $6,000,000 and extending the maturity date to December 14, 2006.  Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2005.

10.7
 Change of Control Agreement between the Company and its Chief Financial Officer, Barry H. Black, dated January , 2006, filed with and as part of the Registrant's Form 10-Q for the period ended December 31, 2005.

14.1	Code of Conduct. Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2005.

14.2	Code of Ethics for Principal Executive, Financial and Accounting Officers. Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2005.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

______________________
(1)  Previously filed with and as part of the Registrant's Registration Statement on Form S-1 (No. 33-24647).
(2)  Previously filed with and as part of the Registrant's Annual Report on Form 10-KSB.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

By: /s/ Robert S. Wiggins
Robert S. Wiggins
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2006

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Robert S. Wiggins	President and Chief Executive Officer	June 28, 2006
Robert S. Wiggins	(Principal Executive Officer)

/s/ Barry H. Black	Vice President of Finance and Chief Financial Officer	June 28, 2006
Barry H. Black	(Principal Financial and Accounting Officer)

/s/ Raymond B. Wood	Director and Senior Vice President of Government Operations	June 28, 2006
Raymond B. Wood	and Marketing

/s/ Gerry Chastelet	Director	June 28, 2006
Gerry Chastelet

/s/ Patrick M. Murphy	Director	June 28, 2006
Patrick M. Murphy

/s/ Edmund F. Murphy, Jr.	Director	June 28, 2006
Edmund F. Murphy, Jr.

/s/ David F. Walker	Director	June 28, 2006
David F. Walker

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Financial Statements

 Index

    Schedule I
                                                                                                          Page

    Report of Independent Registered Public Accounting Firm                                   F-1

    Financial Statements:

        Consolidated Balance Sheets as of March 31, 2006 and 2005                              F-2

        Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004             F-3

        Consolidated Statements of Stockholders' Equity for the years ended March 31, 2006, 2005, and 2004       F-4

        Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004                             F-5

        Notes to Consolidated Financial Statements                                                                                                    F-6

    Schedule II                                                                                                                                                             F-21

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Technology Research Corporation:

We have audited the consolidated financial statements of Technology Research Corporation and subsidiary as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schdule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set fourth therein.

/s/  KPMG LLP

Tampa, Florida
May 5, 2006
Certified Public Accountants

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Balance Sheets

March 31, 2006 and 2005
(In thousands, except share data)

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$2,607	815
Short-term investments	500	487
Trade and other accounts receivable, net of allowance for
doubtful accounts of $78 in 2006 and $172 in 2005 (note 5)	10,730	13,115
Inventories, net (notes 2 and 5)	9,633	11,461
Deferred income taxes (note 6)	445	488
Prepaid expenses and other current assets	210	515
Total current assets	24,125	26,881

Property, plant and equipment, net of accumulated depreciation of
$9,346 and $8,090 (note 3)	4,939	5,470
Other assets	70	96
Total assets	$29,134	32,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (note 5)	$1,000	3,000
Trade accounts payable	4,850	7,971
Accrued expenses	1,296	1,328
Accrued dividends	101	101
Income taxes payable	357	112
Total current liabilities	7,604	12,512
Long-term debt, less current portion (note 5)	2,000	2,350
Deferred income taxes (note 6)	244	378
Total liabilities	9,848	15,240

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,848,649 shares and 5,795,375 shares issued, and
5,827,149 shares and 5,773,875 shares outstanding	2,983	2,955
Additional paid-in capital	8,770	8,483
Retained earnings	7,573	5,809
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	19,286	17,207
Total liabilities and stockholders' equity	$29,134	32,447

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Operations

Years ended March 31, 2006, 2005 and 2004
(In thousands, except share data)

	2006	2005	2004
Revenues (note 9):
Commercial	$32,250	27,022	11,942
Military	13,370	12,269	12,304
Royalties	-	142	91
Total revenues	45,620	39,433	24,337
Cost of sales	34,978	29,618	14,831
Gross profit	10,642	9,815	9,506

Operating expenses:
Selling and marketing	2,640	2,546	2,394
General and administrative	3,327	2,593	1,911
Research and development	1,955	2,034	1,380
Other	-	(1)	(1)
Total operating expenses	7,922	7,172	5,684
Income from operations	2,720	2,643	3,822

Interest expense	(228)	(48)	-
Other income	32	29	15
	(196)	(19)	15
Income before income taxes	2,524	2,624	3,837
Income tax expense (note 6)	412	611	1,161
Net income	$2,112	2,013	2,676

Earnings per share - basic	$0.37	0.35	0.48

Earnings per share - diluted	$0.36	0.34	0.46

Shares outstanding - basic	5,786,129	5,754,816	5,589,181

Shares outstanding - diluted	5,833,947	5,954,068	5,827,726

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended March 31, 2006, 2005 and 2004
(In thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders' equity

Balances as of March 31, 2003:	5,440,370	$2,785	7,528	1,803	(40)	12,076

Dividends - $0.06 per share	-	-	-	(337)	-	(337)
Net income	-	-	-	2,676	-	2,676
Tax benefit related to exercise of stock options	-	-	549	-	-	549
Exercise of stock options	287,888	147	340	-	-	487
Balances as of March 31, 2004:	5,728,258	2,932	8,417	4,142	(40)	15,451

Dividends - $0.06 per share	-	-	-	(346)	-	(346)
Net income	-	-	-	2,013	-	2,013
Tax benefit related to exercise of stock options	-	-	15	-	-	15
Exercise of stock options	45,617	23	51	-	-	74
Balances as of March 31, 2005:	5,773,875	2,955	8,483	5,809	(40)	17,207

Dividends - $0.06 per share	-	-	-	(348)	-	(348)
Net income	-	-	-	2,112	-	2,112
Stock compensation expense	-	-	38	-	-	38
Tax benefit related to exercise of stock options	-	-	51	-	-	51
Exercise of stock options	53,274	28	198	-	-	226
Balances as of March 31, 2006:	5,827,149	$2,983	8,770	7,573	(40)	19,286

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Cash Flows

Years ended March 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$2,112	2,013	2,676
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	(94)	141	(14)
Accretion on short-term investments	(13)	-	-
Tax benefit of stock options exercised	51	15	549
Stock compensation expense	38	-	-
Depreciation	1,255	948	837
Gain on disposal of assets	-	(1)	(1)
Changes in operating assets and liabilities:
Trade and other accounts receivable	2,479	(9,835)	(634)
Income taxes receivable	-	-	20
Inventories, net	1,828	(5,827)	(969)
Deferred income taxes	(91)	(106)	89
Prepaid expenses and other current assets	305	(309)	(84)
Other assets	26	(57)	14
Trade accounts payable	(3,121)	6,423	495
Accrued expenses	(32)	561	403
Income taxes payable	245	(319)	431
Deferred revenue	-	(40)	(10)
Net cash provided by (used in) operating activities	4,988	(6,393)	3,802

Cash flows from investing activities:
Purchase of capital expenditures	(725)	(3,351)	(515)
Purchases of short-term investments	-	(487)	-
Net cash used in investing activities	(725)	(3,838)	(515)

Cash flows from financing activities:
Borrowings under line of credit	(2,350)	5,350	-
Proceeds from the exercise of stock options	226	74	487
Cash dividend paid	(347)	(346)	(335)
Net cash provided by (used in) financing activities	(2,471)	5,078	152

Net increase (decrease) in cash and cash equivalents	1,792	(5,153)	3,439
Cash and cash equivalents at beginning of year	815	5,968	2,529
Cash and cash equivalents at end of year	$2,607	815	5,968

Supplemental cash flow information:
Cash paid for interest	$228	37	-
Cash paid for income taxes	$207	1,037	72

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

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

(d)  Cash Equivalents

Cash equivalents amounted to $34 and $30 as of March 31, 2006 and 2005, respectively, and consisted of money market accounts.  For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

(e)  Short-term Investments

The value of the short-term investment totaled $500 as of March 31, 2006, consisting of corporate securities in the amount of $2 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $498.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

(f) Revenue Recognition/Allowance for Doubtful Accounts

The Company recognizes revenue from commercial customers when an order has been received and accepted, pricing is fixed, delivery has occurred and title to the product has passed and collectibility is

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  We have no installation obligation subsequent to product shipment.  Similarly, revenue from sales to distributors is recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.

The Company may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (“non-standard” products) or fall outside the scope of SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, the Company records revenue under a units of delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, the Company records revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  The Company has not experienced past losses on government contracts, and currently, the Company does not have any transactions being accounted for within the scope of SOP 81.1.

The Company records an allowance for estimated losses resulting from the inability of customers to make timely payments of amounts due on account of product purchases.  The Company assesses the credit worthiness of its customers based on multiple sources of information, including publicly available credit data, subscription based credit reports, trade association data, and analyzes factors such as historical bad debt experience, changes in customer payment terms or payment patterns, credit risk related to industry and geographical location and economic trends.  This assessment requires significant judgment.  If the financial condition of its customers were to worsen, additional write-offs could be required, resulting in write-offs not included in the Company's current allowance for doubtful accounts.

(g)  Concentration of Credit Risk

The Company maintains most of its short-term investments in U.S. Treasury Bills.

The Company sells products to customers throughout the world and in many markets including retail, distribution, OEM, and directly to consumers.  Customers are reviewed for creditworthiness, and the Company maintains an allowance for anticipated losses.  No customers had accounts receivable balances equal to more than 10% of net accounts receivable at the end of the Company's fiscal 2006 year.

Two Far East contract manufacturers supplied the Company with greater than 10% of our total inventory purchases in fiscal 2006, one at 12% and the other at 13%.  In fiscal 2005, one Far East cable manufacturer supplied the Company with 18% of its total inventory purchases.

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

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)
(j)  Impairment or Disposal of Long-Lived Assets

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

(k)  Income Taxes

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

	Years ended March 31,

	2006	2005	2004

Net income - as reported	$2,112	2,013	2,676
Deduct: Total stock-based compensation expense determined
under fair value based method, net of income taxes	(1,374)	(852)	(118)
Add: Stock compensation expense, net of taxes	31	-	-
Net income - pro forma	$769	1,161	2,558

Basic earnings per share:
As reported	$0.37	0.35	0.48
Pro forma	$0.13	0.20	0.46

Diluted earnings per share
As reported	$0.36	0.34	0.46
Pro forma	$0.13	0.20	0.44

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS 123R”), which is effective from the first annual period that begins after December 15, 2005. SFAS 123R will require compensation cost related to share-based payment transactions, including stock options, to be recognized in the financial statements.  Accordingly, the Company will implement the revised standard in its first quarter ending June 30, 2006.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated statements of operations.

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

Stock compensation expense, net of tax, in the amount of $31 for the year ended March 31, 2006 was related to the acceleration of the unvested stock options for Jerry T. Kendall, former President and Chief Executive Officer, as specified in his Separation from Service Agreement dated August 1, 2005.  These options expired unexercised on November 1, 2005.

(m)  Earnings Per Share

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

The table below reconciles the calculation of basic and diluted earnings per share:

	Years ended March 31,
	2006	2005	2004
Net income	$2,112	2,013	2,676
Weighted average shares outstanding - basic	5,786,129	5,754,816	5,589,181
Dilutive common shares issuable upon exercise of stock options	47,818	199,252	238,545
Weighted average shares outstanding - diluted	5,833,947	5,954,068	5,827,726
Earnings per common share:
Basic	$0.37	0.35	0.48
Diluted	$0.36	0.34	0.46

For the year ended March 31, 2006, options to purchase 497,876 shares were considered anti-dilutive for the purposes of calculating earnings per share.  For the year ended March 31, 2005, options to purchase 245,400 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

(n)  Recently Issued Accounting Standards

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

In November 2004, the FASB issued SFAS No. 151 - Inventory Costs, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges, effective during fiscal years beginning after June 15, 2005.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 in the first quarter of fiscal 2007 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  Based on the currently outstanding, unvested stock options, the application of SFAS No. 123R in the first quarter of fiscal 2007 is expected to result in a charge to our Statement of Operations of approximately $.1 million over the next fiscal year.  This charge will increase as additional stock options are granted in the future.

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

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

In February 2006, The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The application of SFAS No. 155 is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

(o)  Advertising Expenses

The Company accounts for advertising expenditures as expense in the period incurred.  For the years ended March 31, 2006, 2005, and 2004, advertising expenses were $127, $145 and $289, respectively.

(p)  Fair Value of Financial Instruments

The fair value of short-term investments, trade and other accounts receivable, trade accounts payable, accrued expenses, accrued dividends and income taxes payable approximates their book value due to their short-term nature.  The fair value of long-term debt also approximates its book value because the variable interest rate appropriately reflects the interest rate the Company expects for similar debt of comparable maturity.

(2)  Inventories

Inventories at March 31, 2006 and 2005 consist of the following:
	2006	2005
Raw materials	$6,618	8,670
Work-in-process	449	629
Finished goods	2,566	2,162
Total	$9,633	11,461

Approximately 38% and 47% of inventories were located in Honduras as of March 31, 2006 and 2005, respectively.

(3)  Property, Plant and Equipment

Property, plant and equipment as of March 31, 2006 and 2005 consists of:
	2006	2005	Estimated useful lives
Building and improvements	$1,640	1,640	20 years
Machinery and equipment	12,645	11,920	5 - 15 years
	14,285	13,560
Less: Accumulated depreciation	9,346	8,090
	$4,939	5,470

Approximately 30% of property, plant and equipment was located in Honduras as of March 31, 2006 and 2005.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

(4)  Warranty

The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the years ended March 31, 2006, 2005 and 2004 is as follows:

	Years ended March 31,

	2006	2005	2004

Beginning balance	$310	20	-
Warranty expense	475	354	20
Warranty claims	(674)	(64)	-
Ending balance	$111	310	20

(5)  Debt

On December 22, 2005, the Company extended the maturity date of the revolving credit agreement with its institutional lender to September 30, 2007.  The loan facility provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  The Company is currently borrowing under the LIBOR option (6.42% as of March 31, 2006).  The loan is collateralized with a perfected first security interest which attaches to all of the Company's accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of March 31, 2006, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  As of March 31, 2005, the Company had $5.4 million in outstanding borrowings, of which $3.0 million was recorded as current portion of long-term debt and $2.4 million was recorded as long-term debt, less current portion.  The Company has the right to prepay any outstanding borrowings at any time and the $1.0 million in current portion of long-term debt was paid in April 2006, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants under the revolving credit agreement as of March 31, 2006.

On April 14, 2005, the Company entered into a $3.0 million six-month term loan agreement with its institutional lender.  This credit facility was intended to be used in the event that the Company's cash requirements extend beyond the existing line of credit noted above.  The provisions of the term loan agreement were substantively identical to those of the existing line of credit.  No borrowings were made under this term loan agreement.  On October 13, 2005, this credit facility was extended for 90 days.  The credit facility expired unused on January 14, 2006.

The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

(6)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$28	62
Inventories, principally due to valuation allowance for financial reporting purposes and additional costs inventoried for tax purposes	343	407
Accrued expenses	107	97
Total gross deferred tax assets	478	566

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(244)	(378)
Prepaid expenses	(33)	(78)
Total gross deferred tax liability	(277)	(456)
Net deferred tax assets	$201	110

Net deferred tax assets included in the accompanying consolidated balance sheets as of March 31, 2006 and 2005 are as follows:

	2006	2005

Deferred income taxes, current asset	$445	488
Deferred income taxes, noncurrent liability	(244)	(378)
	$201	110

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

Management assesses the likelihood that the deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible.  Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the Company will realize the benefits of these deductible differences at March 31, 2006.

Income tax expense (benefit) for the years ended March 31, 2006, 2005, and 2004 consists of:

	2006	2005	2004
Current:
Federal	$456	663	1,016
State	47	54	56
	503	717	1,072
Deferred:
Federal	(86)	(100)	84
State	(5)	(6)	5
	(91)	(106)	89
	$412	611	1,161

Income tax expense for the years ended March 31, 2006, 2005 and 2004 differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005	2004

Computed expected tax expense	$858	892	1,305
Increase (reduction) in income taxes resulting from:
Foreign activity for which no income taxes have been provided	(390)	(334)	(249)
State income taxes, net of Federal income tax effect	28	31	40
Change in tax contingency accrual	(83)	-	-
Other	(1)	22	65
	$412	611	1,161

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

The operating results of the foreign manufacturing subsidiary are not subject to foreign tax as it is operating under an indefinite tax holiday granted on January 7, 2002 by the Honduran Secretary of Industry and Commerce.  Prior to January 7, 2002, the subsidiary operated under a 20-year tax holiday.  The foreign operations generated income of approximately $1,147 in 2006, $983 in 2005, and $733 in 2004.  No income taxes have been provided on these results of operations.

The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $3,403 at March 31, 2006.  It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.  It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

(7)  Stock Options and Grants

The Company has two qualified incentive stock option plans, one performance-incentive stock option plan, and one non-qualified stock option plan (the Plans).  Options granted under the Plans are granted to directors, officers and employees at fair value and expire ten years after the date of grant.  Except for the performance incentive stock option plan, options granted under the Plans generally vest over three years.  Options granted under the performance incentive stock option plan vest at the end of year ten but are subject to accelerated vesting if certain targets are met.  All of the issued, out-of-the-money, including the performance incentive stock options, became fully vested effective, May 25, 2005 as a result of the May 24, 2005 action by the Company’s Board of Directors as discussed above in Note 1(l).  Options may be exercised by payment of cash or with stock of the Company owned by the officer or employee.  During 2000, stockholders approved a Long Term Incentive Plan with an initial aggregate of 300,000 shares reserved for this plan, and during 2003 and 2004, an additional 300,000 and 500,000 shares were approved by the shareholders for an aggregate total of 1,100,000 shares to be reserved for issuance under this plan.

On February 21, 2006, the Board of Directors approved a grant of 2,000 shares of Company common stock to each of the four outside directors and to the Chief Executive Officer in recognition of their performance in restoring the Company to improved financial condition.  The Company was subsequently advised by outside legal counsel that the grant was not legally valid under the existing equity compensation plans.  On March 29, 2006, the Board of Directors rescinded the grant.  As a result, no shares of Company common stock were ever or will ever be issued, and, accordingly, no compensation expense has been recognized in the accompanying financial statements related to these shares.

In December 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which is effective from the first annual period that begins after December 15, 2005.  SFAS 123R will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the consolidated financial statements.  Accordingly, the Company will implement the revised standard in its first quarter ending June 30, 2006.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the consolidated statement of operations.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

Option transactions and other information relating to the Plans for the three years ended March 31, 2006 are as follows:

	Qualified incentive stock option plan	Performance incentive stock option plan	Non-qualified stock option plan	Long-term incentive stock option plan	Total	Weighted average exercise price

Outstanding as of March 31, 2003	131,084	250,000	46,666	218,250	646,000	$3.01
Granted	-	-	-	342,900	342,900	10.03
Exercised	(107,184)	-	(42,039)	(138,665)	(287,888)	3.41
Canceled	(17,616)	-	(1,927)	-	(19,543)	1.40
Outstanding as of March 31, 2004	6,284	250,000	2,700	422,485	681,469	7.10
Granted	-	-	-	63,500	63,500	6.24
Exercised	(3,167)	-	(1,700)	(40,750)	(45,617)	1.63
Canceled	-	-	-	(18,500)	(18,500)	11.25
Outstanding as of March 31, 2005	3,117	250,000	1,000	426,735	680,852	7.27
Granted	-	-	-	40,000	40,000	6.72
Exercised	-	(39,024)	-	(14,250)	(53,274)	4.23
Canceled	-	-	-	(126,667)	(126,667)	5.90
Outstanding as of March 31, 2006	3,117	210,976	1,000	325,818	540,911	$7.86

Total number of options available under the plans	166,667	400,000	333,333	1,100,000	2,000,000

Exercisable as of March 31, 2006	3,117	210,976	1,000	295,818	510,911	$7.89

Available as of March 31, 2006	-	150,000	-	453,850	603,850

The performance incentive stock option plan will terminate under the terms of the plan on June 30, 2006.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

The per share weighted average exercise price of stock options granted during 2006, 2005 and 2004 was $6.72, $6.24 and $10.03, respectively, on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Years Ended March 31,

	2006	2005	2004

Expected dividend yield	1.19%	0.94%	0.01%
Risk free interest rate	4.32-4.79%	4.16%	3.54%
Expected volatility	96.34%	97.65%	92.28
Expected life	6.42 years	7.07 years	7.31 years

As of March 31, 2006, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of outstanding as of March 31, 2006	Weighted average remaining contractual life(years)	Weighted average exercise price	Number exercisable as of March 31, 2006	Weighted average exercise price

$1.50 - 1.63	9,117	4.6	$1.56	9,117	$1.56
$1.64 - 1.80	23,918	5.9	1.76	23,918	1.76
$1.81 - 4.87	10,000	9.8	4.87	10,000	4.87
$4.88 - 5.17	250,976	1.7	5.14	250,976	5.14
$5.18 - 8.30	40,000	9.6	7.58	10,000	8.30
$8.31 - 12.34	206,900	8.0	12.34	206,900	12.34
	540,911	5.1	$7.86	510,911	$7.89

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue.  There were no such shares issued during the years ended March 31, 2006, 2005 or 2004.

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

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

The Company's subsidiary leases its operating facility in Honduras.  The initial operating lease was for five years through February 2002, and since then, has been extended on a yearly basis through February 2007.  In addition, the Company's subsidiary entered into a three-year lease in February 2005 for additional warehouse space in Honduras at the same location.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2006 are:

Year ending March 31,
2007	$186
2008	71
2009	31
2010	30
2011	13
Thereafter	-
Total minimum lease payments	$331

Rental expense for all operating leases was approximately $275 in 2006, $239 in 2005 and $187 in 2004.

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

	Years ended March 31,

Customer	2006	2005	2004
U.S. Military (direct sales)	$6,110	6,368	6,893
Fermont, a division of DRS Technologies, Inc., a U.S. Government Prime Contractor	6,425	5,003	4,546
Total revenues for major customers	$12,535	11,371	11,439

Exports:
Australia	$1	5	28
Canada	24	25	344
Europe	2,080	2,239	2,208
Far East	10,598	6,293	1,390
South America	1,139	7	14
Middle East	3	26	24
Total exports	$13,845	8,595	4,008

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

(10)  Benefit Plan

The Company's 401(k) plan covers all employees with three months of service who are at least 21 years old.  The Company matches employee contributions dollar-for-dollar up to $400. Total Company contributions were approximately $27 in 2006, $28 in 2005 and $25 in 2004.

(11)  Litigation

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

On May 11, 2006, the Company received notice that a complaint had been filed against it by Tower Manufacturing Corporation in the United States District Court for The District of Rhode Island, alleging infringement of its patent on a Mini Appliance Current Interrupter.  Tower is seeking an injunction and monetary damages.  The Company's management intends to vigorously defend itself against these patent infringement claims and believes that the allegations are without merit and that the suit was filed in direct response to the Company's patent infringement lawsuit that was filed on August 3, 2005 against Tower Manufacturing Corporation.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of the Company, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, result of operations or cash flows.

(12)  Stock Repurchase Plan

On December 9, 1999, the Company’s board of directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market.  Through the year ended March 31, 2006, the Company has repurchased 21,500 shares at a cost of $40.

TECHNOLOGY RESEARCH CORPORATION
AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

(13)  Selected Quarterly Financial Data (Unaudited)

Information (unaudited) related to operating revenue, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2006 and 2005 are:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2006:
Revenues	$10,577	8,662	11,354	15,027
Gross profit	2,293	1,779	2,853	3,717
Income (loss) from operations	431	(276)	1,083	1,482
Net income (loss)	293	(245)	826	1,238
Basic earnings (loss) per share	0.05	(0.04)	0.14	0.21
Diluted earnings (loss) per share	0.05	(0.04)	0.14	0.21

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2005:
Revenues	$7,131	7,070	9,705	15,527
Gross profit	2,622	2,144	2,052	2,997
Income from operations	1,000	468	163	1,012
Net income	674	318	163	858
Basic earnings per share	0.12	0.06	0.03	0.15
Diluted earnings per share	0.11	0.05	0.03	0.15

(14)  Subsequent Event

In April 2006, the Company acquired a recreational vehicle product line from Automated Engineering Corporation and related parties.  The Company paid $200 in cash, 51,679 shares of restricted Company common stock representing a payment of $350 plus 22,148 shares of escrowed Company common stock representing a payment of $150.  The escrowed Company stock will be earned by the sellers if the Company's sales of the acquired RV products post-acquisition reach specified targets.  Additionally, the Company acquired inventory for a cash payment of $79.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Schedule II

Valuation and Qualifying Accounts

Years ended March 31, 2006, 2005 and 2004
(In thousands, except share data)

		Additions
Description	Balance at beginning of period	Charges to costs and expense	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts:
Year ended March 31, 2006	$172	38	-	131	78

Year ended March 31, 2005	31	146	-	5	172

Year ended March 31, 2004	45	24	-	38	31