Form 10-Q
period 2006-06-30
TECHNOLOGY RESEARCH CORP
filed 2006-08-14
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

As of July 31, 2006, there were 5,888,828 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

TECHNOLOGY RESEARCH CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,515	2,607
Short-term investments	248	500
Trade and other accounts receivable, net of allowance for
doubtful accounts of $93 and $78, respectively	8,181	10,730
Inventories	9,111	9,633
Deferred income taxes	434	445
Prepaid expenses and other current assets	320	210
Total current assets	20,809	24,125

Property and equipment, net of accumulated depreciation of $9,634 and $9,346, respectively	4,849	4,939
Intangible assets, net of accumulated amortization of $10 and $0, respectively	572	-
Other assets	69	70
Total assets	$26,299	29,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	1,000
Trade accounts payable	3,238	4,850
Accrued expenses	1,056	1,296
Accrued dividends	103	101
Income taxes payable	26	357
Total current liabilities	5,423	7,604

Long-term debt, less current portion	1,000	2,000
Deferred income taxes	230	244
Total liabilities	6,653	9,848

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,910,328 shares and
5,848,649 shares issued and 5,888,828 shares and 5,827,149 shares outstanding	3,014	2,983
Additional paid-in capital	9,161	8,770
Retained earnings	7,511	7,573
Common stock held in treasury, 21,500 shares, at cost	(40)	(40)
Total stockholders' equity	19,646	19,286
Total liabilities and stockholders' equity	$26,299	29,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three months ended June 30,

	2006	2005
Revenues:
Commercial	$7,953	7,928
Military	2,662	2,649
Total revenues	10,615	10,577
Cost of sales	8,186	8,284
Gross profit	2,429	2,293
Operating expenses:
Selling and marketing	721	641
General and administrative	1,158	734
Research and development (includes $17 and $0 of
purchased in-process research and development, respectively)	486	487
Total operating expenses	2,365	1,862
Income from operations	64	431
Other income (expense):
Interest expense	(33)	(50)
Other income	6	10
	(27)	(40)
Income before income taxes	37	391
Income tax expense	10	98
Net income	$27	293

Earnings per share - basic	$0.00	0.05

Earnings per share - diluted	$0.00	0.05

Shares outstanding - basic	5,873,408	5,774,375

Shares outstanding - diluted	5,927,372	5,841,212

Dividends declared per share	$.015	.015

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,

	2006	2005
Cash flows from operating activities:
Net income	$27	293
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of interest on short-term investments	(3)	(2)
Change in allowance for doubtful accounts	(15)	26
Depreciation	283	318
In-process research and development	17	-
Amortization of intangible assets	10	-
Stock compensation expense	23	-
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable, net	2,564	2,892
Inventories	601	(519)
Deferred income taxes	(3)	(6)
Prepaid expenses and other current assets	(110)	116
Other assets	1	24
Trade accounts payable	(1,612)	(2,629)
Accrued expenses	(240)	(252)
Income taxes payable	(331)	(96)
Net cash provided by operating activities	1,212	165
Cash flows from investing activities:
Maturities of short-term investments	499	-
Purchase of short-term investments	(244)	-
Acquisition of business	(331)	-
Purchases of property and equipment	(193)	(271)
Net cash used in investing activities	(269)	(271)
Cash flows from financing activities:
Repayments of short-term debt	(1,000)	(340)
Proceeds from the exercise of stock options	52	2
Cash dividends paid	(87)	(86)
Net cash used in financing activities	(1,035)	(424)
Net decrease in cash and cash equivalents	(92)	(530)
Cash and cash equivalents at beginning of period	2,607	815
Cash and cash equivalents at end of period	$2,515	285
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$347

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

    The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2006.

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

    The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended June 30,

	2006	2005
Net income	$27	293

Weighted average shares outstanding - basic	5,873,408	5,774,375
Dilutive common shares issuable upon exercise of stock options	53,964	66,837

Weighted average shares - diluted	5,927,372	5,841,212

Earnings per share:
Basic	$0.00	0.05
Diluted	$0.00	0.05

    For the three-month period ended June 30, 2006, options to purchase 246,900 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month period ended June 30, 2005, options to purchase 295,400 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

3.  Short-term Investments:

    The value of short-term investments totaled $248 as of June 30, 2006, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $245.  As of March 31, 2006, the value of short-term investments totaled $500, consisting of corporate securities in the amount of $2 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $498.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

    Inventories consist of the following:

	June 30, 2006	March 31, 2006

Raw materials	$6,169	6,618
Work-in-process	495	449
Finished goods	2,447	2,566

Total	$9,111	9,633

5. Warranty:

    The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the three months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,

	2006	2005
Beginning balance	$111	310
Warranty expense	48	87
Warranty claims	(29)	(55)

Ending balance	$130	343

6.  Debt:

    The maturity date of the revolving credit agreement with the Company's institutional lender is September 30, 2007.  The loan facility provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  The Company is currently borrowing under the LIBOR option (6.83% as of June 30, 2006).  The loan is collateralized with a perfected first security interest which attaches to all of the Company's accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of June 30, 2006, the Company had $2.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $1.0 million was recorded as long-term debt, less current portion.  As of March 31, 2006, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  The Company has the right to prepay any outstanding borrowings at any time and the $1.0 million in current portion of long-term debt was paid in July 2006, and accordingly, the Company has classified this amount as a current liability.  The Company was in compliance with the covenants under the revolving credit agreement as of June 30, 2006.

7.  Stockholders' Equity

    The roll-forward of activity in the Company's stockholders' equity for the three months ended June 30, 2006 is as follows:

	Common stock		Additional			Total
			paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2006:	5,827,149	$2,983	8,770	7,573	(40)	19,286

Dividends - $0.015 per share	-	-	-	(89)	-	(89)
Net income	-	-	-	27	-	27
Shares issued upon acquisition (note 9)	51,679	26	321	-	-	347
Stock compensation expense	-	-	23	-	-	23
Exercise of stock options	10,000	5	47	-	-	52
Balances as of June 30, 2006:	5,888,828	$3,014	9,161	7,511	(40)	19,646

8.  Stock-Based Compensation:

    As of April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. Previously the Company accounted for these plans under the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”) and related interpretations and disclosure requirements set by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

    Following the principles of APB 25, no compensation expense was recognized in earnings for the Company’s stock options, except for the acceleration of vesting of options for a former officer of the Company during the three months ended September 30, 2005.  The pro forma effects on net income and earnings per share resulting from the stock options were disclosed in a footnote to the financial statements.  Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

    The Company adopted SFAS 123R using the modified prospective transition method.  Under this method, prior periods are not restated to reflect the impact of SFAS 123R.  Under SFAS 123R, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The Company adopted the Black Scholes model to estimate the fair value of options.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations.

    The following table illustrates the impact on net income and earnings per share as if the Company had followed SFAS 123 and utilized its fair-value recognition provisions for all of its share-based compensation awards for the three months ended June 30, 2005 (in thousands, except per share data):

Three months ended
June 30, 2005
Net income - as reported	$293
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related income taxes of $409	(1,227)
Net loss - pro forma	$(934)
Basic earnings (loss) per share:
As reported	$0.05

Pro forma	$(0.16)
Diluted earnings (loss) per share:
As reported	$0.05

Pro forma	$(0.16)

    The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $23 resulting from the implementation of SFAS 123R was included in earnings for the first quarter ended June 30, 2006, the statement of cash flows includes an adjustment to reconcile net income to net cash provided by operating activities of $23 due to this non-cash stock compensation expense.

    Cash received from the exercises of stock options under all share-based payment arrangements for the three months ended June 30, 2006 and 2005 was $52 and $2, respectively.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

    On May 24, 2005, in contemplation of the implementation of SFAS 123R, the Company’s Board of Directors approved the acceleration in the vesting of all out-of-the-money, unvested stock options held by current employees, including executive officers and directors, effective May 25, 2005.  An option was considered to be out-of-the-money if, on the effective date, the stated option exercise price was greater than the closing price of the Company’s common stock on May 25th, $5.07 per share.  As a result of this action, unvested options to purchase approximately 449,000 shares became exercisable.

    The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the Company’s future financial statements upon the effectiveness of SFAS 123R.  It was estimated that the maximum future compensation cost that was avoided based upon the Company’s implementation date for SFAS 123R of April 1, 2006 was approximately $642.  The Company reported the avoided future compensation cost in the fiscal year 2006 financial statements in a pro-forma footnote disclosure, as permitted under the transition guidance provided by the Financial Accounting Standards Board.  The vesting acceleration did not result in the recognition of any compensation expense in net income for the fiscal year ended March 31, 2006.

Stock Option Plans

    The Company has two qualified incentive stock option plans, one performance-incentive stock option plan, and one non-qualified stock option plan (the Plans).  Except for the performance incentive stock option plan, employee stock options generally vest over a three year period and director stock options vest over a two year period, 50% at the end of year one and the remaining 50% at the end of the second year.  The exercise price of stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of Company stock, the exercise price will not be less than 110% of the fair market value of the shares on the date of grant.  The term of options may not exceed ten years.

    The Company's 1993 Incentive Stock Option Plan and the Company's 1993 Amended and Restated Non-Qualified Stock Option Plan have expired, and no options will be granted from these plans in the future.  Certain options under these plans, however, are still outstanding and can be exercised in the future.

     The Company’s 1996 Stock Option Performance Plan provided for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to employees.  A total of 400,000 shares of common stock were reserved for issuance under this plan.  The 1996 Stock Option Performance Plan was adopted by the Board of Directors on July 1, 1996 subject to approval by the Company’s stockholders and was terminated on June 30, 2006.

    On March 24, 2000, the Company adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 443,850 remain available for awards as of June 30, 2006.

    The table below summarizes stock option activity for the Plans from April 1, 2006 through June 30, 2006:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2006	603,850	540,911	$ 745	$ 7.86	5.05
Options authorized	-	-		-
Options expired	-	-		-
Options granted	(10,000)	10,000		$ 6.04	10.00
Options canceled	-	-		-
Options exercised	-	(10,000)		$ 5.17	0
Balance as of June 30, 2006	593,850	540,911	$ 114	$ 7.87	4.82
Exercisable as of June 30, 2006		500,911	$ 114	$ 7.94	4.43
_______________________________
Footnote:
[1] The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.27 as of March 31, 2006 and of $5.09 as of June 30, 2006 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

    The weighted average grant date fair value of options granted during the three months ended June 30, 2006 and June 30, 2005 was $4.33 per share and zero per share, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $13 and $4, respectively.

    As of June 30, 2006, there was $183 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of two years.  The total fair value of stock options vested during the three months ended June 30, 2006 and 2005 was zero and $3.4 million, respectively.

    The Company estimated the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model, which is impacted by the Company’s stock price as well as assumptions regarding several subjective variables including the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise experience, the risk free interest rate and expected dividends.  The estimated expected term of options that have been granted was based on historical option exercise trends.  Estimated volatility was based on historical volatility over the expected term and the risk free interest rate was based on U.S. Treasury Bills similar to the expected term.  The expected dividend yield was based on the Company’s experience with paying dividends over the past 12 months.  The Company is also required to estimate forfeitures at the time of the grant and to revise these estimates in later periods if actual forfeitures differ from those estimates.  Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

    The assumptions used to value option grants for the three months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,

	2006	2005
Expected dividend yield	1.12%	N/A
Risk free interest rate	5.05%	N/A
Expected volatility	88.29%	N/A
Expected life	6.48 years	N/A

9.  Acquisition

    On April 28, 2006, the Company purchased a Recreational Vehicle (RV) product line business from Automated Engineering Corporation (“AEC”) and its underlying intellectual property owned by dB Technologies, Inc. and its founder, David Bailey.  The acquisition complements the Company’s existing RV business by allowing the Company to offer electrical safety solutions to a broader range of RV manufacturers.  The networking capabilities of the acquired product line business is intended to improve the Company's position in marketing electronic communications in recreational vehicles.  The acquisition has been accounted for under the purchase method of accounting. The purchase price consisted of:

Cash paid to seller	$279
Cash paid for acquisition costs	52
Common stock issued to seller, 51,679 shares	347
Total	$678

    The common stock issued was valued at $6.72 per share based on the average of the closing prices during the 5 trading days surrounding the April 26, 2006 announcement of the acquisition.  An additional 22,148 shares of common stock have been issued on a contingent basis and are being held in escrow to be earned and released from escrow if post-acquisition sales of acquired RV products reach agreed upon targets.  If all 22,148 contingent shares are earned, their value, based on the $6.72 average market value, would be $149.  The value of these shares will be calculated and added to the cost of the acquisition at the time they are earned and the value of the intangible assets will increase accordingly at such time.

    The purchase price was allocated based on an appraisal by an independent valuation company as follows:

		Estimated useful lives
Inventories	$79	N/A
Intangible assets:
Developed technology	417	10 years
Patents	84	10 years
Purchased customer relationships	67	9 years
Trademarks	6	1 year
Covenant not-to-compete	8	5 years
In-process research and development	17	*
Total	$678

* Written-off during the first quarter of fiscal 2007 and reported in research and development.

    Total amortization expense related to the above for the three months ended June 30, 2006 was $10.  It is estimated that amortization expense related to these intangible assets will amount to $60 for fiscal 2007 and 2008, $59 for fiscal 2009 thru 2011, $58 for 2012 thru 2015, and $51 for 2016.

    The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred April 1, 2005.  This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

	Three months ended June 30,

	2006	2005
Revenues	$10,666	10,679
Net income	$29	297
Diluted earnings per share	$0.00	0.05

10.  Litigation

    On August 3, 2005, the Company filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation, of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies the Company's Fire Shield® technology for cord fire prevention.  The Company alleges in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes the Company's Fire Shield® patent.  As described in the Complaint, the Company is seeking injunctive relief, damages for infringement, cost recovery and any other relief deemed just by the Court.  Tower Manufacturing Corporation filed a counterclaim alleging an antitrust violation and for tortuous interference with contract.  On September 13, 2005, the Company added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleges that the Tower LCDI, found on the Fedders room air conditioners, also infringes the Company's Fire Shield® patent.  The legal process is in the discovery phase with a scheduled trial date of February 5, 2007.  The Company's management believes that the Company has valid infringement claims in this action, and the Company intends to vigorously continue its litigation effects in this matter.

    On May 11, 2006, the Company received notice that a complaint had been filed against it by Tower Manufacturing Corporation in the United States District Court for The District of Rhode Island, alleging infringement of its patent on a Mini Appliance Current Interrupter.  Tower is seeking an injunction and monetary damages.  The Company intends to vigorously defend against these patent infringement claims and believes that the allegations are without merit and that the suit was filed in direct response to the Company's patent infringement lawsuit that was filed on August 3, 2005 against Tower Manufacturing Corporation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    As used in this interim report on Form 10-Q, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This interim report on Form 10-Q contains forward-looking statements, which are subject to the safety harbor provisions created by of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934.  Any forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.

    The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking.  Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures.  Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended March 31, 2006, our quarterly reports on Form 10-Q, and our current reports on Form 8-K.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us.  We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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

         Our core competencies in consumer, commercial/industrial and military markets form the foundation upon which our technological expertise may be further refined and applied to new product offerings and resulting business expansion.  Our Fire Shield® and Surge Guard Plus™ product lines are examples of such a strategy, and we are now focused on developing the markets for these products to their full potential.  A significant opportunity for our commercial market expansion was created by the adoption of the Underwriter's Laboratory (“UL”) requirement for cord fire protection on room air conditioners (“RAC”) manufactured for domestic sale that went into effect on August 1, 2004.  Our Fire Shield® Leakage Circuit Detector and Interrupter (“LCDI”) Power Cord effectively responds to this UL requirement, and we will continue to pursue additional UL mandates for other applications which could benefit from our technologies.

    Our operating strategy is based on these key objectives:
  to increase profitability by improving operating efficiencies;
  to strengthen and expand its markets and distribution channels;
  to broaden the applications within target markets for its existing products;
  to expand the scope of its product content;
  to expand its manufacturing capabilities;
  to maintain a conservative capital structure; and
  to pursue strategic acquisitions to the extent favorable opportunities are presented
    In the first fiscal quarter ended June 30, 2006, we completed our first acquisition, purchasing a recreational vehicle product line business from Automated Engineering Corporation and its affiliates.  This acquisition complements our existing RV business by allowing us to offer a broader range of electrical safety products to RV manufacturers.  We will transition the manufacture of most of the acquired RV products to our Honduran subsidiary which should lower the cost of manufacture.

    Revenues in the current quarter were at the same level as in the first quarter of the prior year while margins are $.1 million higher than the prior year.  Operating expenses, in the first quarter of fiscal 2007, however, are $.5 million higher than in the prior year mostly due to $.4 million in higher General and Administrative Expenses.  The principal reason for the higher General and Administrative Expenses is $.3 million in higher legal expenses due to our patent infringement lawsuit against Tower Manufacturing Corporation.  We expect General and Administrative expenses to remain at approximately $1.1 million in the second quarter.

    Actual results could, however, differ materially from those projected or assumed in any of our forward-looking statements within this report.  Our future financial condition and results of operations, as well as our operational and financial expectations, are subject to inherent risks and uncertainties.  See part Part II, Item 1A, entitled Risk Factors.

RESULTS OF OPERATIONS

    Revenues for the first quarter ended June 30, 2006 were $10.6 million compared to $10.6 million reported in the same quarter last year.  Commercial and military revenues remained substantially unchanged quarter to quarter.

    Gross profit increased $.1 million, or 5.9%, to $2.4 million, or 22.9%, for the three months ended June 30, 2006 from $2.3 million, or 21.7%, for the same quarter last year.  The increase in gross profit for the quarter ended June 30, 2006 was primarily due to product mix.

    Selling and marketing expense of $.7 million, or 6.8% of revenues, increased $.1 million for the quarter ended June 30, 2006, compared to $.6 million, or 6.1% of revenues, for the same quarter last year.  As a percentage of revenues, selling and marketing expense increased .7% from the first quarter of the prior year.  This increase was primarily due to increased salary related expense.  We expect fiscal 2007 selling and marketing expense as a percent of revenues to remain approximately the same as fiscal 2006.

    General and administrative expense of $1.1 million, or 10.9% of revenues, increased $.4 million for the quarter ended June 30, 2006, compared with $.7 million, or 6.9% of revenues, for the same quarter last year.  This $.4 million increase is primarily due to $.3 million in legal fees related to our patent infringement lawsuit against Tower Manufacturing Corporation.  The 4.0% increase in general and administrative expense as a percent of revenues in the first quarter ended June 30, 2006 from the same quarter in the prior year also primarily resulted from the higher legal fees.  It is expected that general and administrative expenses for the second quarter of fiscal 2007 will be approximately $1.1 million as we continue to pursue the patent infringement lawsuit against Tower Manufacturing Corporation.

    Research and development expense was $.5 million for both quarters ended June 30, 2006 and 2005.  As a percentage of revenues, research and development expense was 4.6% for both quarters.  We expect fiscal 2007 research and development expense as a percent of revenues to remain approximately the same as fiscal 2006.

    Other income (expense) was $.0 million of expense for the quarter ended June 30, 2006, unchanged from expense of $.0 million in the same quarter last year

    Income tax expense as a percent of income before income taxes was 26.0% for the quarter ended June 30, 2006, compared with 25.0% for the quarter ended June 30, 2005.  Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

         Net income for the quarter ended June 30, 2006 was $.0 million, compared to net income of $.3 million, in the same quarter last year, a decrease of $.3 million.  Basic and diluted earnings per share were $0.00  for the quarter ended June 30, 2006, compared to basic and diluted earnings of $0.05 per share for the same quarter last year.  Higher gross profit of $.1 million in the first quarter of 2006 were more than offset by $.1 million of higher selling and marketing expense and $.4 million of higher general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents decreased from $2.6 million on March 31, 2006 to $2.5 million as of June 30, 2006.  Cash provided by operating activities was $1.2 million, cash used in investing activities was $.3 million and cash used in financing activities was $1.0 million resulting in a total decrease in cash of $.1 million for the three-month period ended June 30, 2006.

    Cash provided by operating activities primarily resulted from a decrease in trade accounts receivable of $2.6 million, a reduction of inventories of $.6 million and depreciation of $.3 million partially offset by a decrease in trade accounts payable of $1.6 million, a decrease in income taxes payable of $.3 million and a decrease in accrued expenses of $.2 million.  The decrease in accounts receivable was primarily due to collections of higher end of the year receivables including a high volume of collections from our room air conditioning customers.  Inventories decreased as a result of our continuing focus on inventory management.  The decrease in accounts payable was principally due to bringing our balances with vendors to a more current position.  The reduction in income tax payable reflects federal and state income tax payments made to the government.

    Cash used in investing activities was due to cash used to acquire certain assets related to the acquisition of a recreational vehicle product line business from Automated Engineering Corporation and dB Technologies, Inc. along with cash paid for purchases of property and equipment partially offset by maturities of short-term investments.

    Cash used in financing activities was primarily due to the reduction in debt in the amount of $1.0 million.

    The maturity date of the revolving credit agreement with the Company's institutional lender is September 30, 2007.  The loan facility provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  We are currently borrowing under the LIBOR option (6.83% as of June 30, 2006).  The loan is collateralized with a perfected first security interest which attaches to all of our accounts receivable and inventories, and a blanket security interest attaching to all of our assets, and requires us to maintain certain financial ratios.  As of June 30, 2006, we had $2.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $1.0 million was recorded as long-term debt, less current portion.  As of March 31, 2006, we had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  We have the right to prepay any outstanding borrowings at any time and the $1.0 million in current portion of long-term debt was paid in July 2006, and accordingly, we have classified this amount as a current liability.  We were in compliance with the covenants under the revolving credit agreement as of June 30, 2006.

    We believe cash flow from operations, the available bank borrowings, current short-term investments and cash and cash equivalents will be sufficient to meet our working capital requirements for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

    We do not have financial partnerships with unconsolidated entities, such as entities often referred to as structured finance or variable interest entities, which are often established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

NEW ACCOUNTING STANDARDS

    In November 2004, the FASB issued SFAS No. 151 - Inventory Costs, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges, effective during fiscal years beginning after June 15, 2005.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 in the first quarter of fiscal 2007 did not have a material effect on our financial condition, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  Based on the currently outstanding, unvested stock options as of March 31, 2006 and the options awarded during the three months ended June 30, 2006, the application of SFAS No. 123R in the first quarter of fiscal 2007 resulted in a charge to our Statement of Operations of approximately $23 thousand and is expected to result in a charge of approximately $.1 million for fiscal 2007.  This charge will increase as additional stock based awards are granted in the future.

    On May 24, 2005, in response to the published accounting standard referenced above, our Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by current employees, including executive officers and directors, effective May 25, 2005.  An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $5.07, of our common stock on the effective date.

    In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement also provides guidance on determining whether retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.  This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.  The application of SFAS No. 154 did not have an effect on our financial condition, results of operations or cash flows.

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

    In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The company is in the process of evaluating the impact this statement will have on its consolidated financial statements.

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

    We may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (“non-standard” products) or fall outside the scope of SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, we record revenue under a units of delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, we record revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  We have not experienced past losses on government contracts, and currently, we do not have any transactions being accounted for within the scope of SOP 81-1.

    We record an allowance for estimated losses resulting from the inability of customers to make payments of amounts due on account of product purchases.  We assess the credit worthiness of our customers based on multiple sources of information, including publicly available credit data, subscription based credit reports, trade association data, and analyzes factors such as historical bad debt experience, changes in customer payment terms or payment patterns, credit risk related to industry and geographical location and economic trends.  This assessment requires significant judgment.  If the financial condition of our customers were to worsen, additional write-offs could be required, resulting in write-offs not included in our current allowance for doubtful accounts.

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

    As of June 30, 2006, we have both short and long-term debt.  Our loans are subject to changes in interest rates.  With our current level of debt, a 1% change in the market rate of interest would result in a change in our annual interest expense of $20 thousand.  Additionally, the rate of interest is based on either the lender’s prime rate or on the 30-day London Interbank Offering Rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $3 thousand on an annual basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

    As of the end of the period covered by this interim report on Form 10-Q, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Control over Financial Reporting

    Further, there were no changes in our internal control over financial reporting during our first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    On August 3, 2005, we filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation, of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies our Fire Shield® technology for cord fire prevention.  We allege in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes our Fire Shield® patent.  As described in the Complaint, we are seeking injunctive relief, damages for infringement, cost recovery and any other relief deemed just by the Court.  Tower Manufacturing Corporation filed a counterclaim alleging an antitrust violation and for tortuous interference with contract.  On September 13, 2005, we added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleges that the Tower LCDI, found on the Fedders room air conditioners, also infringes our Fire Shield® patent.  The legal process is in the discovery phase with a scheduled trial date of February 5, 2007.  Our management believes that we have valid infringement claims in this action, and we intend to vigorously continue our litigation effects in this matter.

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

Item 1A.  Risk Factors.

    In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    On April 28, 2006, we acquired certain operating assets and intellectual property rights of a RV line of products from Automated Engineering Corporation and dB Technologies, Inc. and issued unregistered shares of our common stock as partial consideration for the acquisition of these assets.  A discussion of this acquisition is incorporated by reference to Part I, Item 1 “Notes to the Condensed Financial Statements.”

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

TECHNOLOGY RESEARCH CORPORATION

August 14, 2006	By: /s/ Robert S. Wiggins
Robert S. Wiggins
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2006	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)