Form 10-Q
period 2006-09-30
TECHNOLOGY RESEARCH CORP
filed 2006-11-14
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 5,888,828 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

TECHNOLOGY RESEARCH CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,023	2,607
Short-term investments	510	500
Trade and other accounts receivable, net of allowance for
doubtful accounts of $113 and $78, respectively	7,704	10,730
Inventories	10,018	9,633
Deferred income taxes	686	445
Prepaid expenses and other current assets	164	210
Total current assets	20,105	24,125

Property and equipment, net of accumulated depreciation of $9,918 and $9,346, respectively	4,712	4,939
Intangible assets, net of accumulated amortization of $27 and $0, respectively	555	-
Other assets	68	70
Total assets	$25,440	29,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	1,000
Trade accounts payable	3,658	4,850
Accrued expenses	1,191	1,296
Accrued dividends	133	101
Income taxes payable	105	357
Total current liabilities	5,087	7,604

Long-term debt, less current portion	1,000	2,000
Deferred income taxes	211	244
Total liabilities	6,298	9,848

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,910,328 shares and
5,848,649 shares issued and 5,888,828 shares and 5,827,149 shares outstanding	3,014	2,983
Additional paid-in capital	9,192	8,770
Retained earnings	6,976	7,573
Common stock held in treasury, 21,500 shares, at cost	(40)	(40)
Total stockholders' equity	19,142	19,286
Total liabilities and stockholders' equity	$25,440	29,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Commercial	$7,227	5,539	15,181	13,466
Military	2,478	3,123	5,140	5,772
Total revenues	9,705	8,662	20,321	19,238
Cost of sales	7,739	6,883	15,925	15,166
Gross profit	1,966	1,779	4,396	4,072

Operating expenses:
Selling and marketing	724	567	1,445	1,207
General and administrative	1,121	950	2,279	1,685
Research and development	542	538	1,029	1,026
Total operating expenses	2,387	2,055	4,753	3,918
Income (loss) from operations	(421)	(276)	(357)	154
Other income (expense):
Other income, net	8	10	15	20
Interest expense	(25)	(64)	(59)	(114)
Other expense, net	(17)	(54)	(44)	(94)
Income (loss) before income taxes	(438)	(330)	(401)	60
Income tax expense (benefit)	(22)	(85)	(12)	12
Net income (loss)	$(416)	(245)	(389)	48

Earnings (loss) per share - basic	$(0.07)	(0.04)	(0.07)	0.01

Earnings (loss) per share - diluted	$(0.07)	(0.04)	(0.07)	0.01

Shares outstanding - basic	5,888,828	5,775,625	5,880,017	5,775,018

Shares outstanding - diluted	5,888,828	5,775,625	5,880,017	5,836,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(389)	48
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Accretion of interest on short-term investments	(9)	-
Change in allowance for doubtful accounts	35	-
Depreciation	572	625
In-process research and development	17	-
Amortization of intangible assets	27	-
Stock compensation expense	49	38
Deferred income taxes	(274)	(51)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable	2,991	6,389
Income taxes receivable	-	(44)
Inventories	(306)	(545)
Prepaid expenses and other current assets	46	213
Other assets	2	32
Trade accounts payable	(1,192)	(3,885)
Accrued expenses	(105)	(266)
Income taxes payable	(252)	(112)
Net cash provided by operating activities	1,212	2,442
Cash flows from investing activities:
Maturities of short-term investments	499	486
Purchase of short-term investments	(500)	-
Acquisition of business	(331)	-
Purchases of property and equipment	(345)	(510)
Net cash used in investing activities	(677)	(24)
Cash flows from financing activities:
Borrowings of short-term debt	-	10
Repayments of short-term and long-term debt	(2,000)	(800)
Proceeds from the exercise of stock options	52	4
Tax benefit of stock option exercised	5	-
Cash dividends paid	(176)	(173)
Net cash used in financing activities	(2,119)	(959)
Net increase (decrease) in cash and cash equivalents	(1,584)	1,459
Cash and cash equivalents at beginning of period	2,607	815
Cash and cash equivalents at end of period	$1,023	2,274
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$347

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

    The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2006.

    The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented.

2.  Earnings (Loss) Per Share:

    Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

    Diluted earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding.  The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price of the period, with the proceeds being used to buy shares from the market, if dilutive.

    The table below reconciles the calculation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Six months ended September 30,

	2006	2005	2006	2005
Net income (loss)	$(416)	(245)	(389)	48

Weighted average shares outstanding - basic	5,888,828	5,775,625	5,880,017	5,775,018
Dilutive common shares issuable upon exercise of stock options	-	-	-	61,454

Weighted average shares outstanding - diluted	5,888,828	5,775,625	5,880,017	5,836,472

Earnings (loss) per share:
Basic	$(0.07)	(0.04)	(0.07)	0.01
Diluted	$(0.07)	(0.04)	(0.07)	0.01

    For both the three-month and six-month periods ended September 30, 2006, options to purchase 304,935 shares of common stock were considered anti-dilutive for the purposes of calculating loss per share.  For the three-month and six-month periods ended September 30, 2005, options to purchase 657,852 and 531,900 shares of common stock were considered anti-dilutive for purposes of calculating earnings (loss) per share.

3.  Short-term Investments:

    The value of short-term investments totaled $510 as of September 30, 2006, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $507.  As of March 31, 2006, the value of short-term investments totaled $500, consisting of corporate securities in the amount of $2 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $498.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

    Inventories consist of the following:

September 30, 2006		March 31, 2006

Raw materials	$6,808	6,618
Work-in-process	504	449
Finished goods	2,706	2,566

Total	$10,018	9,633

5. Warranty:

    The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the three and six months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Six months ended September 30,

	2006	2005	2006	2005
Beginning balance	$130	342	111	310
Warranty expense	32	236	80	323
Warranty claims	(30)	(308)	(59)	(363)
Ending balance	$132	270	132	270

6.  Debt:

    The maturity date of the revolving credit agreement with the Company's institutional lender has been extended to September 30, 2008.  The loan facility provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  The Company is currently borrowing under the LIBOR option (7.00% as of September 30, 2006).  The loan is collateralized with a perfected first security interest which attaches to all of the Company's accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of September 30, 2006, the Company had $1.0 million in outstanding borrowings, all of which was recorded as long-term debt.  As of March 31, 2006, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  The Company has the right to prepay any outstanding borrowings at any time, and $1.0 million of debt was paid in April 2006 and $1.0 million of debt was paid in July 2006.  The Company currently has no plans to prepay any remaining borrowings in the next twelve months.  The Company was in compliance with the covenants under the revolving credit agreement as of September 30, 2006.

7.  Stockholders' Equity

    The roll-forward of activity in the Company's stockholders' equity for the six months ended September 30, 2006 is as follows:

	Common stock		Additional			Total
			paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2006:	5,827,149	$2,983	8,770	7,573	(40)	19,286

Dividends - $0.035 per share	-	-	-	(208)	-	(208)
Net loss	-	-	-	(389)	-	(389)
Shares issued upon acquisition (note 9)	51,679	26	321	-	-	347
Stock compensation expense	-	-	49	-	-	49
Exercise of stock options	10,000	5	47	-	-	52
Tax benefit of stock option exercise			5			5
Balances as of September 30, 2006:	5,888,828	$3,014	9,192	6,976	(40)	19,142

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

    The following table illustrates the impact on net income (loss) and earnings (loss) per share as if the Company had followed SFAS 123 and utilized its fair-value recognition provisions for all of its share-based compensation awards for the three and six months ended September 30, 2005 (in thousands, except per share data):

	Three months ended	Six months ended
	September 30, 2005	September 30, 2005
Net income (loss) - as reported	$(245)	48
Add: Total stock-based employee compensation expense
included in the determination of reported net income,
net of related income taxes of $8 and $8, respectively.	31	31
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related income taxes of $12 and
$336, respectively.	(35)	(1,344)
Net loss - pro forma	$(249)	(1,265)
Basic earnings (loss) per share:
As reported	$(0.04)	0.01

Pro forma	$(0.04)	(0.22)
Diluted earnings (loss) per share:
As reported	$(0.04)	0.01

Pro forma	$(0.04)	(0.22)

    The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $26 and $49, respectively, resulting from the implementation of SFAS 123R was included in loss for the three and six months ended September 30, 2006, the consolidated statement of cash flows for the six months ended September 30, 2006, includes an adjustment to reconcile net income to net cash provided by operating activities of $49 due to this non-cash stock compensation expense.

    Cash received from the exercises of stock options under all share-based payment arrangements for the six months ended September 30, 2006 and 2005 was $52 and $4, respectively.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

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

    The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the Company’s future financial statements upon the effectiveness of SFAS 123R.  It was estimated that the maximum future compensation cost that was avoided based upon the Company’s implementation date for SFAS 123R of April 1, 2006 was approximately $642.  The Company reported the avoided future compensation cost in the fiscal year 2006 financial statements in a pro-forma footnote disclosure, as permitted under the transition guidance provided by the Financial Accounting Standards Board.  The vesting acceleration did not result in the recognition of any compensation expense in operations for the fiscal year ended March 31, 2006.

Stock Option Plans

    The Company has adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options and non-qualified stock option grants of Company common stock (the “Plans”).  Employee stock options generally vest over a three year period and director stock options vest over a two year period, 50% at the end of year one and the remaining 50% at the end of the second year.  The exercise price of stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of Company stock, the exercise price will not be less than 110% of the fair market value of the shares on the date of grant.  The term of options may not exceed ten years.

    The Company's 1993 Incentive Stock Option Plan and the Company's 1993 Amended and Restated Non-Qualified Stock Option Plan have expired, and no options will be granted from these plans in the future.  Certain options under these plans, however, are still outstanding and can be exercised in the future.

     The Company’s 1996 Stock Option Performance Plan provided for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to employees.  A total of 400,000 shares of common stock were reserved for issuance under this plan.  The 1996 Stock Option Performance Plan was terminated on July 1, 2006.  A total of 210,976 unexercised shares expired.  No shares will be granted from this plan in the future, and no shares are available for exercise.

    On March 24, 2000, the Company' Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 443,850 remain available for awards as of September 30, 2006.

    The table below summarizes stock option activity for the Plans from April 1, 2006 through September 30, 2006:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2006	603,850	540,911	$ 745	$ 7.86	5.05
Options authorized	-	-		-
Options expired	(150,000)	(210,976)		$ 5.13	0
Options granted	(10,000)	10,000		$ 6.04	9.61
Options canceled	-	(25,000)		$ 9.47	0
Options exercised	-	(10,000)		$ 5.17	0
Balance as of September 30, 2006	443,850	304,935	$ 84	$ 9.64	7.63
Exercisable as of September 30, 2006		264,935	$ 84	$10.04	7.35
_______________________________
Footnote:
[1] The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.27 as of March 31, 2006 and of $4.25 as of September 29, 2006 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

    The weighted average grant date fair value of options granted during the six months ended September 30, 2006 and September 30, 2005 was $4.33 per share and zero per share, respectively.  The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2005 was $13 and $7, respectively.

    As of September 30, 2006, there was $157 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.75 years.  The total fair value of stock options vested during the six months ended September 30, 2006 and 2005 was zero and $1.7 million, respectively.

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

    The assumptions used to value option grants for the three and six months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Six months ended September 30,

	2006	2005	2006	2005
Expected dividend yield	N/A	N/A	1.12%	N/A
Risk free interest rate	N/A	N/A	5.05%	N/A
Expected volatility	N/A	N/A	88.29%	N/A
Expected life	N/A	N/A	6.48 years	N/A

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

    Total amortization expense related to the above for the six months ended September 30, 2006 was $27.  It is estimated that amortization expense related to these intangible assets will amount to $60 for fiscal 2007 and 2008, $59 for fiscal 2009 thru 2011, $58 for 2012 thru 2015, and $51 for 2016.

    The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred April 1, 2005.  This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenues	$9,705	8,791	20,372	19,470
Net income (loss)	$(416)	(239)	(387)	58
Diluted earnings (loss) per share	$(0.07)	(0.04)	(0.07)	0.01

10.  Litigation

    On August 3, 2005, the Company filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation, of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies its Fire Shield® technology for cord fire prevention.  The Company alleges in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes its Fire Shield® patent.  As described in the Complaint, the Company is seeking injunctive relief, damages for infringement, cost recovery and any other relief deemed just by the Court.  Tower Manufacturing Corporation filed a counterclaim alleging an antitrust violation and for tortuous interference with contract.

    On September 13, 2005, the Company added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleges that the Tower LCDI, found on the Fedders room air conditioners, also infringes the Company's Fire Shield® patent.

    A trial on these issues has been scheduled for February 5, 2007.  The Supreme Court has held that the interpretation of patent claims is a matter of law which falls within the sole province of the Court.  Thus, the interpretation of patent claims is a matter exclusively for judges, and not for juries.  In September 2006, a Markman Hearing was conducted before Judge Richard A. Lazzara, United States District Court, Middle District of Florida, for the purpose of patent claim construction interpretation in preparation for the February 5, 2007 trial.  The Company’s management believes that it has valid infringement claims in this action, and the Company intends to vigorously continue its litigation efforts in this matter.  On October 16, 2006, Judge Lazzara ordered a nonbinding settlement mediation in this matter.

    On May 11, 2006, the Company received notice that a complaint had been filed against it by Tower Manufacturing Corporation in the United States District Court for the District of Rhode Island, alleging infringement of its patent on a MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  Tower is seeking an injunction and monetary damages.  The Company intends to vigorously defend against these patent infringement claims and believes that the allegations are without merit and that the suit was filed in direct response to the Company's patent infringement lawsuit that was filed on August 3, 2005 against Tower Manufacturing Corporation.

    On October 6, 2006, the Company’s attorneys filed a request with the United States Patent and Trademark Office (PTO) for an ex parte reexamination of the claims in Tower's ALCI Patent 5,943,199 entitled  MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  The Requests asks the PTO to invalidate the claims of Tower's patent based on prior art contained within the request.  In view of this, on October 10, 2006, the Company’s attorneys filed a motion in the Rhode Island Federal District Court requesting the Court to stay the case pending the outcome of the ex parte reexamination request that was submitted to the PTO.  That motion has not been ruled on.  In a separate ruling on October 10, 2006, Judge Ernest C. Torres, United States District Court for the District of Rhode Island, ordered a nonbinding settlement mediation in this matter.

11.  New Accounting Standards

    In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 - Inventory Costs, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges, effective during fiscal years beginning after September 15, 2005.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 in the first quarter of fiscal 2007 did not have a material effect on the Company's financial condition, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  Based on the currently outstanding, unvested stock options as of March 31, 2006 and the options awarded during the six months ended September 30, 2006, the application of SFAS No. 123R resulted in a charge to the Company's Consolidated Statement of Operations of approximately $49 thousand for the six months ended September 30, 2006 and is expected to result in a charge of approximately $.1 million for fiscal 2007.  This charge will increase as additional stock based awards are granted in the future.

    On May 24, 2005, in response to the published accounting standard referenced above, the Company's Board of Directors approved accelerating the vesting of all out-of-the-money, unvested stock options held by current employees, including executive officers and directors, effective May 25, 2005.  An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $5.07, of our common stock on the effective date.

    In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement also provides guidance on determining whether retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.  This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.  The application of SFAS No. 154 did not have an effect on the Company's financial condition, results of operations or cash flows.

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not currently have financial instruments within the scope of the standard, and therefore, the application of SFAS No. 155 is not expected to have an effect on the Company's financial condition, results of operations or cash flows.

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.  The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009.

    In September 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the impact this statement will have on its 2008 consolidated financial statements.

    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which will be effective for the Company’s fiscal year ended March 31, 2007.  SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors.  SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. The adoption of SAB 108 is not expected to have an impact on TRC’s financial position or results of operations.

    In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning April 1, 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

    The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking.  Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures.  Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our last filed Annual Report on Form 10-K for the fiscal year ended March 31, 2006, our quarterly reports on Form 10-Q, and our current reports on Form 8-K.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us.  We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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

    TRC was incorporated in Florida in 1981.  Our principal offices are located at 5250-140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net.  Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Quarterly Report on Form 10-Q.

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
  to maintain a conservative capital structure; and
  to pursue strategic acquisitions to the extent favorable opportunities are presented
    Revenues were $1.0 million higher in the second quarter of fiscal 2006 than in the second quarter of the prior year.  Gross profit improved $.2 million even though it was negatively impacted by a $.5 million write-down to market value of raw material inventory due to a decline in the selling price for our products to the Chinese RAC manufacturers.  From an operational perspective, without this inventory write-down our gross profit margin for the second quarter improved more than 4 percentage points over the second quarter of the prior year despite continuing increases in commodity prices.  Operating expenses were $2.4 million, an increase of $.3 million over the comparable prior year period, mostly due to increased general and administrative expenses resulting from legal expenses being incurred in the patent infringement lawsuit against Tower Manufacturing Corporation.  We expect operating expenses to remain at approximately the same the same level in the third quarter.

    Actual results could, however, differ materially from those projected or assumed in any of our forward-looking statements within this report.  Our future financial condition and results of operations, as well as our operational and financial expectations, are subject to inherent risks and uncertainties.  See part Part II, Item 1A, entitled Risk Factors.

RESULTS OF OPERATIONS

    Revenues for the second quarter ended September 30, 2006 were $9.7 million compared to $8.7 million reported in the same quarter last year, an increase of 12.0%.  Commercial revenues, which includes RAC revenues, increased by $1.7 million while military revenues decreased by $.6 million.  Revenues for the six-month period ended September 30, 2006 were $20.3 million compared to $19.2 million reported in the same period of the prior year, an increase of 5.6%.  Commercial revenues increased 12.7% and military revenues decreased 10.9%.

    The increase in commercial revenues for the three and six-month periods ended September 30, 2006, compared to the same periods in the prior year, was primarily attributed to international product shipments. The decrease in military revenues is mostly attributable to the lack of available funding late in the government’s fiscal year ended September 30, 2006.

    Gross profit increased $.2 million, or 10.5%, to $2.0 million for the quarter ended September 30, 2006 and increased $.3 million, or 8.0%, to $4.4 million for the six months ended September 30, 2006 compared to the same periods in the prior year.  The increase for the three and six months ended September 30, 2006 was due to an increase in the volume of revenues.  Gross profit as a percentage of total revenues remained relatively the same from 20.5% for the three months ended September 30, 2005 to 20.3% for the three months ended September 30, 2006.  Gross profit as a percent of revenues also remained relatively the same from 21.2% for the six months ended September 30, 2005 to 21.6% for the six months ended September 30, 2006.  The significant factor negatively impacting gross profit for the three and six-month periods ended September 20 2006 versus the prior year was the $.5 million write-down of inventory to market during the current quarter.

    Selling and marketing expense of $.7 million, or 7.5% of revenues, increased from $.6 million or 6.5% of revenues for the quarter ended September 30, 2006.  For the six months ended September 30, 2006, selling and marketing expense of $1.4 million, or 7.1% of revenues, increased $.2 million compared with $1.2 million, or 6.3% of revenues, for the same period last year. The increase in selling and marketing expense as a percentage of revenues for both the three and six-month periods, was primarily due to higher salary related expenses.

    General and administrative expense of $1.1 million, or 11.6% of revenues, increased from $1.0 million, or 11.0% of revenues for the quarter ended September 30, 2006.  For the six months ended September 30, 2006, general and administrative expense of $2.3 million, or 11.2% of revenues, increased by $.6 million compared to $1.7 million, or 8.8% of revenues, for the same period last year.  The expense increase for the three and six months ended September 30, 2006 was primarily due to an increase in legal fees of $.2 million and $.5 million related to the Company’s patent infringement suit against Tower Manufacturing Corporation and Fedders Corporation. As a percentage of revenues, general and administrative expense increased .6% and 2.4%, respectively, for the three and six months ended September 30, 2006.  The increase in general and administrative expense as a percent of revenues for the three and six-month periods was primarily due to the above-described increases in expenses.

    Research and development expense was $.5 million, or 5.6% of revenues, for the quarter ended September 30, 2006 compared to $.5 million, or 6.2% of revenues, for the same quarter last year.  For the six months ended September 30, 2006, research and development expense was $1.0 million, or 5.1% of revenues, compared to $1.0 million, or 5.3% of revenues, for the same period last year.  As a percentage of revenues, research and development expense decreased 0.6% and 0.2%, respectively, for the three and six months ended September 30, 2006.  The decrease in research and development expense as a percent of revenues for the three and six-month periods was primarily due to increased revenues.

    Other income (expense) was $(17) thousand of expense for the quarter ended September 30, 2006, compared to $(54) thousand in the same quarter last year, a decrease in expense of $37 thousand.  For the six months ended September 30, 2006, other income and expense was an expense of $(44), compared to $(94) thousand for the same period last year, a decrease in expense of $50 thousand.  The decrease in expense for the three and six-month periods ended September 30, 2006 over the comparable prior year periods was attributed to lower interest expense associated with lower loan balances.

    Income tax expense (benefit) as a percent of income before income taxes was 5.0% and 3.0%, respectively, for the three and six months ended September 30, 2006, compared with an income tax benefit of 25.8% for the three months ended and an income tax expense of 20.0% for the six months ended September 30, 2005, respectively.  Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

    Net income (loss) for the quarter ended September 30, 2006 was a net loss of $(.4) million, compared to a net loss of $(.2) million, in the same quarter last year.  The basic and diluted loss per share was $(.07) for the quarter ended September 30, 2006, compared to a basic and diluted loss of $(.04) per share for the same quarter last year.  The net loss for the six-month period ended September 30, 2006 was $389 thousand, compared to net income of $48 thousand, for the same period in the prior year.  The basic and diluted loss per share was $(.07) for the six-month period ended September 30, 2006, compared to basic and diluted earnings of $.01 per share for the same period of the prior year.  Net income (loss) for the three and six-month periods ended September 30, 2006, compared to comparable prior year periods, were impacted by many factors including product mix, the write-down in inventory and higher operating expenses largely due to the patent infringement lawsuit as further described above.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents decreased from $2.6 million on March 31, 2006 to $1.0 million as of September 30, 2006.  Cash provided by operating activities was $1.2 million, cash used in investing activities was $.7 million and cash used in financing activities was $2.1 million resulting in a total decrease in cash of $1.6 million for the six-month period ended September 30, 2006.

    Cash provided by operating activities primarily resulted from a decrease in trade accounts receivable of $3.0 million and depreciation of $.6 million partially offset by a decrease in trade accounts payable of $1.2 million, a decrease of income taxes payable and deferred income taxes of $.5 million, a net loss of $.4 million, and an increase in inventories of $.3 million. The decrease in accounts receivable was primarily due to improved collections of receivables including a high volume of collections from our room air conditioning customers.  The decrease in accounts payable was principally due to bringing our balances with vendors to a more current position.  The reduction in income tax payable and deferred income taxes reflects federal and state income tax payments made to the government and the differences in timing of the tax deductibility of expenses for income tax versus financial accounting purposes.

    Cash used in investing activities was due to cash used to acquire certain assets related to the acquisition of a recreational vehicle product line business from Automated Engineering Corporation and dB Technologies, Inc. along with cash paid for purchases of property and equipment.

    Cash used in financing activities was primarily due to the reduction in debt in the amount of $2.0 million.

    The maturity date of the revolving credit agreement with the Company's institutional lender has been extended to September 30, 2008.  The loan facility provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  The Company is currently borrowing under the LIBOR option (7.00% as of September 30, 2006).  The loan is collateralized with a perfected first security interest which attaches to all of the Company's accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of September 30, 2006, the Company had $1.0 million in outstanding borrowings, all of which was recorded as long-term debt.  As of March 31, 2006, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  The Company has the right to prepay any outstanding borrowings at any time, and $1.0 million of debt was paid in April 2006 and $1.0 million of debt was paid in July 2006.  The Company currently has no plans to prepay any remaining borrowings in the next twelve months.  The Company was in compliance with the covenants under the revolving credit agreement as of September 30, 2006.

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

NEW ACCOUNTING STANDARDS

    In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 - Inventory Costs, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).  The Statement requires that items be recognized as current-period charges, effective during fiscal years beginning after September 15, 2005.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 in the first quarter of fiscal 2007 did not have a material effect on our financial condition, results of operations or cash flows.

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  Based on the currently outstanding, unvested stock options as of March 31, 2006 and the options awarded during the six months ended September 30, 2006, the application of SFAS No. 123R resulted in a charge to our Consolidated Statement of Operations of approximately $49 thousand for the six months ended September 30, 2006 and is expected to result in a charge of approximately $.1 million for fiscal 2007.  This charge will increase as additional stock based awards are granted in the future.

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

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not currently have financial instruments within the scope of the standard, and therefore, the application of SFAS No. 155 is not expected to have an effect on our financial condition, results of operations or cash flows.

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.  The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2009.

    In September 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are in the process of evaluating the impact this statement will have on our 2008 consolidated financial statements.

    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which will be effective for the Company’s fiscal year ended March 31, 2007.  SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors.  SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. The adoption of SAB 108 is not expected to have an impact on our financial position or results of operations.

    In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”).  We are required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning April 1, 2007.  We do not expect the provisions of EITF No. 06-03 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

    Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements once known.  In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time.  These uncertainties are discussed in the section above entitled Disclosure Regarding Forward-Looking Statements and in section Item 1A below, entitled Risk Factors.  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements are fairly stated in accordance with United States generally accepted accounting principles and present a meaningful presentation of our financial condition and results of operations.

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

    Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  An allowance is established for inventory that has had no activity for long periods of time, for which management believes is no longer salable or for which is salable below current cost.  The allowance is reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining allowance for excess or obsolescence is either inadequate or in excess of the inventory allowance required, we may need to adjust it.  At present, based on our analysis, we believe the allowance is properly valued for the inventory held by us.

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

    As of September 30, 2006, we have long-term debt.  Our loans are subject to changes in interest rates.  With our current level of debt, a 1% change in the market rate of interest would result in a change in our annual interest expense of $10 thousand.  Additionally, the rate of interest is based on either the lender’s prime rate or on the 30-day London Interbank Offering Rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $5 thousand on an annual basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

    Further, there were no changes in our internal control over financial reporting during our second fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    A trial on these issues has been scheduled for February 5, 2007.  The Supreme Court has held that the interpretation of patent claims is a matter of law which falls within the sole province of the Court.  Thus, the interpretation of patent claims is a matter exclusively for judges, and not for juries.  In September 2006, a Markman Hearing was conducted before Judge Richard A. Lazzara, United States District Court, Middle District of Florida, for the purpose of patent claim construction interpretation in preparation for the February 5, 2007 trial.  Our management believes that we have valid infringement claims in this action, and we intend to vigorously continue our litigation efforts in this matter.  On October 16, 2006, Judge Lazzara ordered a nonbinding settlement mediation in this matter.

    On May 11, 2006, we received notice that a complaint had been filed against us by Tower Manufacturing Corporation in the United States District Court for the District of Rhode Island, alleging infringement of our patent on a MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  Tower is seeking an injunction and monetary damages.  We intend to vigorously defend against these patent infringement claims and believe that the allegations are without merit and that the suit was filed in direct response to our patent infringement lawsuit that was filed on August 3, 2005 against Tower Manufacturing Corporation.

    On October 6, 2006, our attorneys filed a request with the United States Patent and Trademark Office (PTO) for an ex parte reexamination of the claims in Tower's ALCI Patent 5,943,199 entitled  MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  The Requests asks the PTO to invalidate the claims of Tower's patent based on prior art contained within the request.  In view of this, on October 10, 2006, our attorneys filed a motion in the Rhode Island Federal District Court requesting the Court to stay the case pending the outcome of the ex parte reexamination request that was submitted to the PTO.  That motion has not been ruled on.  In a separate ruling on October 10, 2006, Judge Ernest C. Torres, United States District Court for the District of Rhode Island, ordered a nonbinding settlement mediation in this matter.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       On August 24, 2006, the Company held its 2006 Annual Meeting of Stockholders in Clearwater, Florida.  Out of 5,888,828 shares of common stock entitled to vote at the Annual Meeting, a total of 5,470,252 shares were present in person or by proxy.  The following is a tabulation of the voting on the proposals presented as the Annual Meeting:

Proposal 1;	The following nominees were elected as directors to serve a one-year term of office:

	Shares Voted FOR	Shares WITHHELD
Robert S. Wiggins	5,320,326	148,926
Raymond B. Wood	5,290,204	179,048
Gerry Chastelet	5,237,787	231,465
Patrick M. Murphy	5,277,649	191,603
Edmund F. Murphy, Jr.	5,296,166	173,086
David F. Walker	5,315,815	153,437

Proposal 2;	The appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending March 31, 2007 was ratified as such:

Shares Voted FOR	Shares WITHHELD	Shares ABSTAINED
5,399,208	43,346	26,697

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

TECHNOLOGY RESEARCH CORPORATION

November 14, 2006	By: /s/ Robert S. Wiggins
Robert S. Wiggins
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2006	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)