Form 10-Q
period 2006-12-31
TECHNOLOGY RESEARCH CORP
filed 2007-02-13
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended December 31, 2006

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

As of January 31, 2007, there were 5,888,828 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

TECHNOLOGY RESEARCH CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,423	2,607
Short-term investments	301	500
Trade and other accounts receivable, net of allowance for
doubtful accounts of $153 and $78, respectively	7,737	10,730
Other receivable - current portion	1,500	-
Inventories	9,830	9,633
Deferred income taxes	681	445
Prepaid expenses and other current assets	388	210
Total current assets	21,860	24,125

Property and equipment, net of accumulated depreciation of $10,196 and $9,346, respectively	4,611	4,939
Other receivable - less current portion	1,700	-
Intangible assets, net of accumulated amortization of $43 and $0, respectively	539	-
Other assets	48	70
Total assets	$28,758	29,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	1,000
Trade accounts payable	4,125	4,850
Accrued expenses	941	1,296
Accrued dividends	133	101
Income taxes payable	884	357
Total current liabilities	7,083	7,604

Long-term debt, less current portion	-	2,000
Deferred income taxes	222	244
Total liabilities	7,305	9,848

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,910,328 shares and
5,848,649 shares issued and 5,888,828 shares and 5,827,149 shares outstanding	3,014	2,983
Additional paid-in capital	9,218	8,770
Retained earnings	9,261	7,573
Common stock held in treasury, 21,500 shares, at cost	(40)	(40)
Total stockholders' equity	21,453	19,286
Total liabilities and stockholders' equity	$28,758	29,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three Months Ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenues:
Commercial	$5,844	7,858	21,026	21,324
Military	2,974	3,496	8,113	9,269
Total revenues	8,818	11,354	29,139	30,593
Cost of sales	6,454	8,502	22,380	23,668
Gross profit	2,364	2,852	6,759	6,925

Operating expenses:
Selling and marketing	672	644	2,116	1,851
General and administrative	1,190	707	3,469	2,393
Research and development	492	419	1,521	1,444
Total operating expenses	2,354	1,770	7,106	5,688
Income (loss) from operations	10	1,082	(347)	1,237
Other income (expense):
Other income, net	3,208	4	3,223	24
Interest expense	(18)	(54)	(77)	(168)
Other income (expense), net	3,190	(50)	3,146	(144)
Income before income taxes	3,200	1,032	2,799	1093
Income tax expense	796	206	784	219
Net income	$2,404	826	2,015	874

Earnings per share - basic	$0.41	0.14	0.34	0.15

Earnings per share - diluted	$0.41	0.14	0.34	0.15

Shares outstanding - basic	5,888,828	5,783,500	5,882,660	5,778,325

Shares outstanding - diluted	5,908,462	5,811,161	5,904,499	5,828,818

Dividends declared per share	$.020	.015	.055	.045

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended December 31,

	2006	2005
Cash flows from operating activities:
Net income	$2,015	874
Adjustments to reconcile net income
to net cash provided by operating activities:
Tax benefit of stock option exercised	-	8
Accretion of interest on short-term investments	(14)	(5)
Change in allowance for doubtful accounts	75	-
Depreciation	850	932
In-process research and development	17	-
Amortization of intangible assets	43	-
Stock compensation expense	75	38
Deferred income taxes	(258)	(13)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable	2,918	4,101
Other receivable - current portion	(1,500)	-
Inventories	(118)	329
Prepaid expenses and other current assets	(178)	197
Other assets	(1,678)	31
Trade accounts payable	(725)	(2,482)
Accrued expenses	(355)	(422)
Income taxes payable	527	3
Net cash provided by operating activities	1,694	3,591
Cash flows from investing activities:
Maturities of short-term investments	1,009	486
Purchase of short-term investments	(796)	(492)
Acquisition of business	(331)	-
Purchases of property and equipment	(522)	(596)
Net cash used in investing activities	(640)	(602)
Cash flows from financing activities:
Borrowings of short-term debt	-	10
Repayments of short-term and long-term debt	(2,000)	(2,360)
Proceeds from the exercise of stock options	52	22
Tax benefit of stock option exercised	5	-
Cash dividends paid	(295)	(260)
Net cash used in financing activities	(2,238)	(2,588)
Net increase (decrease) in cash and cash equivalents	(1,184)	401
Cash and cash equivalents at beginning of period	2,607	816
Cash and cash equivalents at end of period	$1,423	1,217
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$347

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
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

    The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,

	2006	2005	2006	2005
Net income	$2,404	826	2,015	874

Weighted average shares outstanding - basic	5,888,828	5,783,500	5,882,660	5,778,325
Dilutive common shares issuable upon exercise of stock options	19,634	27,661	21,839	50,493

Weighted average shares outstanding - diluted	5,908,462	5,811,161	5,904,499	5,828,818

Earnings per share:
Basic	$0.41	0.14	0.34	0.15
Diluted	$0.41	0.14	0.34	0.15

    For the three-month and nine-month periods ended December 31, 2006, options to purchase 271,900 and 261,900 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month and nine-month periods ended December 31, 2005, options to purchase 506,900 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

3.  Short-term Investments:

    The value of short-term investments totaled $301 as of December 31, 2006, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $298.  As of March 31, 2006, the value of short-term investments totaled $500, consisting of corporate securities in the amount of $2 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $498.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

    Inventories consist of the following:

December 31, 2006		March 31, 2006

Raw materials	$7,067	6,618
Work-in-process	499	449
Finished goods	2,264	2,566

Total	$9,830	9,633

5. Warranty:

    The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the three and nine months ended December 31, 2006 and 2005 is as follows:

	Three months ended December 31,		Nine months ended December 31,

	2006	2005	2006	2005
Beginning balance	$132	270	111	310
Warranty expense (benefit)	(25)	80	56	403
Warranty claims	(15)	(213)	(75)	(576)
Ending balance	$92	137	92	137

6.  Debt:

    The maturity date of the revolving credit agreement with the Company's institutional lender is September 30, 2008.  The agreement provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  The Company is currently borrowing under the LIBOR option (6.975% as of December 31, 2006).  The loan is collateralized with a perfected first security interest which attaches to all of the Company's accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of December 31, 2006, the Company had $1.0 million in outstanding borrowings, all of which was recorded as current portion of long-term debt.  As of March 31, 2006, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  The Company has the right to prepay any outstanding borrowings at any time, and $1.0 million of debt was paid in April 2006 and $1.0 million of debt was paid in July 2006.  The Company paid its remaining $1.0 million of debt in February 2007.  The Company was in compliance with the covenants under the revolving credit agreement as of December 31, 2006.

7.  Stockholders' Equity

    The roll-forward of activity in the Company's stockholders' equity for the nine months ended December 31, 2006 is as follows:

	Common stock		Additional			Total
			paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2006:	5,827,149	$2,983	8,770	7,573	(40)	19,286

Dividends - $0.055 per share	-	-	-	(327)	-	(327)
Net income	-	-	-	2,015	-	2,015
Shares issued upon acquisition (note 9)	51,679	26	321	-	-	347
Stock compensation expense	-	-	75	-	-	75
Exercise of stock options	10,000	5	47	-	-	52
Tax benefit of stock option exercise	-	-	5	-	-	5
Balances as of December 31, 2006:	5,888,828	$3,014	9,218	9,261	(40)	21,453

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

    Following the principles of APB 25, no compensation expense was recognized in earnings for the Company’s stock options, except for the acceleration of vesting of options for a former officer of the Company during the three months ended September 30, 2005 and reflected in the nine months ended December 31, 2005.  The pro forma effects on net income and earnings per share resulting from the stock options were disclosed in a footnote to the financial statements.  Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

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

    The following table illustrates the impact on net income (loss) and earnings (loss) per share as if the Company had followed SFAS 123 and utilized its fair-value recognition provisions for all of its share-based compensation awards for the three and nine months ended December 31, 2005 (in thousands, except per share data):

	Three months ended	Nine months ended
	December 31, 2005	December 31, 2005
Net income - as reported	$826	874
Add: Total stock-based employee compensation expense
included in the determination of reported net income,
net of related income taxes of $0 and $8, respectively.	-	31
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related income taxes of $0 and
$336, respectively.	-	(1,345)
Net income (loss) - pro forma	$826	(440)
Basic earnings (loss) per share:
As reported	$0.14	0.15

Pro forma	$0.14	(0.08)
Diluted earnings (loss) per share:
As reported	$0.14	0.15

Pro forma	$0.14	(0.08)

    The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $26 and $75, respectively, resulting from the implementation of SFAS 123R was included in earnings for the three and nine months ended December 31, 2006, the consolidated statement of cash flows for the nine months ended December 31, 2006, includes an adjustment to reconcile net income to net cash provided by operating activities of $75 due to this non-cash stock compensation expense.

    Cash received from the exercises of stock options under all share-based payment arrangements for the nine months ended December 31, 2006 and 2005 was $52 and $22, respectively.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

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

Stock Option Plans

    The Company has adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards of Company common stock (the “Plans”).  Employee stock options generally vest over a three year period and director stock options vest over a two year period.  The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of Company stock, the exercise price will not be less than 110% of the fair market value of the shares on the date of grant.  The term of options may not exceed ten years.  Except in highly unusual circumstances, non-qualified stock options will be granted at the fair market value on the date of grant.

    The Company's 1993 Incentive Stock Option Plan and the Company's 1993 Amended and Restated Non-Qualified Stock Option Plan have expired, and no options will be granted from these plans in the future.  Certain options under these plans, however, are still outstanding and can be exercised in the future.

     The Company’s 1996 Stock Option Performance Plan provided for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to employees.  A total of 400,000 shares of common stock were reserved for issuance under this plan.  The 1996 Stock Option Performance Plan was terminated on July 1, 2006.  A total of 150,000 shares available for grant expired, and a total of 210,976 options outstanding expired unexercised.  No shares will be granted from this plan in the future, and no shares are available for exercise.

    On March 24, 2000, the Company' Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 443,850 remain available for awards as of December 31, 2006.

    The table below summarizes stock option activity for the Plans from April 1, 2006 through December 31, 2006:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2006	603,850	540,911	$ 745	$ 7.86	5.05
Options authorized	-	-		-
Options expired	(150,000)	(210,976)		$ 5.13	0
Options granted	(10,000)	10,000		$ 6.04	9.35
Options canceled	-	(25,000)		$ 9.47	0
Options exercised	-	(10,000)		$ 5.17	0
Balance as of December 31, 2006	443,850	304,935	$ 82	$ 9.64	7.38
Exercisable as of December 31, 2006		264,935	$ 82	$10.04	7.10
_______________________________
Footnote:
[1] The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.27 as of March 31, 2006 and of $4.17 as of December 29, 2006 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

    The weighted average grant date fair value of options granted during the nine months ended December 31, 2006 and December 31, 2005 was $4.33 per share and zero per share, respectively.  The total intrinsic value of options exercised during the nine months ended December 31, 2006 and 2005 was $13 and $7, respectively.

    As of December 31, 2006, there was $131 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.3 years.  The total fair value of stock options vested during the nine months ended December 31, 2006 and 2005 was zero and $1.7 million, respectively.

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

    The assumptions used to value option grants for the three and nine months ended December 31, 2006 and 2005 are as follows:

	Three months ended December 31,		Nine months ended December 31,

	2006	2005	2006	2005
Expected dividend yield	N/A	N/A	1.12%	N/A
Risk free interest rate	N/A	N/A	5.05%	N/A
Expected volatility	N/A	N/A	88.29%	N/A
Expected life	N/A	N/A	6.48 years	N/A

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

    Total amortization expense related to the above for the nine months ended December 31, 2006 was $43.  It is estimated that amortization expense related to these intangible assets will amount to $60 for fiscal 2007 and 2008, $59 for fiscal 2009 thru 2011, $58 for 2012 thru 2015, and $51 for 2016.

    The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred April 1, 2005.  This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenues	$8,818	11,445	29,139	30,915
Net income	$2,404	830	2,015	888
Diluted earnings per share	$0.41	0.14	0.34	0.15

10.  Litigation

    On August 3, 2005, the Company filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation, of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies its Fire Shield® technology for cord fire prevention.  The Company alleged in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes its Fire Shield® patent.  As described in the Complaint, the Company sought injunctive relief, damages for infringement, cost recovery and any other relief deemed just by the Court.  Tower Manufacturing Corporation filed a counterclaim alleging an antitrust violation and for tortuous interference with contract.

    On September 13, 2005, the Company added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleged that the Tower LCDI, found on the Fedders room air conditioners, also infringes the Company's Fire Shield® patent.

    On May 11, 2006, the Company received notice that a complaint had been filed against the Company by Tower Manufacturing Corporation in the United States District Court for the District of Rhode Island, alleging infringement of its patent on a MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  Tower was seeking an injunction and monetary damages.

    In September 2006, a Markman Hearing was conducted before Judge Richard A. Lazzara, United States District Court, Middle District of Florida, for the purpose of patent claim construction interpretation in preparation for the February 5, 2007 trial.

    On October 6, 2006, the Company’s attorneys filed a request with the United States Patent and Trademark Office (PTO) for an ex parte reexamination of the claims in Tower's ALCI Patent 5,943,199 entitled  MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  The Requests asked the PTO to invalidate the claims of Tower's patent based on prior art contained within the request.  In view of this, on October 10, 2006, the Company’s attorneys filed a motion in the Rhode Island Federal District Court requesting the Court to stay the case pending the outcome of the ex parte reexamination request that was submitted to the PTO.  In a separate ruling on October 10, 2006, Judge Ernest C. Torres, United States District Court for the District of Rhode Island, ordered a nonbinding settlement mediation in this matter.

    On December 29, 2006, the Company entered into a Settlement Agreement with Tower Manufacturing Corporation (“Tower”).  Under the Settlement Agreement, the civil actions filed by both the Company and Tower, including Fedders Corporation, are to be dismissed.  The Company will receive $3.2 million, of which $1.5 million was paid in late January within the required 30 days of the dismissal of the Florida lawsuit, and the remainder payable in two annual installments of $850 of principal plus accrued interest, compounded quarterly at the prime interest rate.  The annual installments to be paid by Tower are personally guaranteed by Tower’s President.  The Company and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.  Royalty payments commence after June 30, 2007 based on the number of units sold by the Company and Tower, respectively.

    The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows

11.  New Accounting Standards

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

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  Based on the currently outstanding, unvested stock options as of March 31, 2006 and the options awarded during the nine months ended December 31, 2006, the application of SFAS No. 123R resulted in a charge to the Company's Consolidated Statement of Operations of approximately $75 thousand for the nine months ended December 31, 2006 and is expected to result in a charge of approximately $.1 million for fiscal 2007.  This charge will increase as additional stock-based awards are granted in the future.

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

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not currently have financial instruments within the scope of the standard, and therefore, the application of SFAS No. 155 is not expected to have an effect on the Company's fiscal 2008 financial condition, results of operations or cash flows.

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

    In September 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is in the process of evaluating the impact this statement will have on its fiscal 2008 consolidated financial statements.

    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which will be effective for the Company’s fiscal year ending March 31, 2007.  SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors.  SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. The adoption of SAB 108 is not expected to have an impact on TRC’s fiscal 2007 financial position or results of operations.

    In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning April 1, 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s fiscal 2008 consolidated financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    As used in this interim report on Form 10-Q, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This interim report on Form 10-Q contains forward-looking statements, which are subject to the safe harbor provisions created by of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934.  Any forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.

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

OVERVIEW

    Technology Research Corporation is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock, protect equipment and/or prevent electrical fires in the home and workplace.  Based on our core technology in ground fault sensing and leakage current detection, our products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  TRC also supplies power monitoring and control equipment to the United States military and its prime contractors for its tactical vehicles, naval vessels and mobile electric generators.

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
  to maintain a conservative capital structure; and
  to pursue strategic acquisitions to the extent favorable opportunities are presented
    Revenues were $8.8 million in the third quarter of fiscal 2007 compared with $11.4 million reported in the same quarter last year, a decrease of 22%.  Net income for the third fiscal quarter ended December 31, 2006 was $2.4 million compared with net income of $.8 million for the fiscal quarter ended December 31, 2005. Diluted income per share is $.41 for the current quarter compared with diluted income per share of $.14 for the same quarter last year.

    The third quarter settlement of the patent infringement lawsuit and related counterclaim with Tower Manufacturing Corporation and Fedders Corporation concluded the successful defense of our Fire Shield® patent.  As a result of the settlement, we recorded $3.2 million in pre-tax income during the third quarter and received a payment of $1.5 million in late January with the remaining $1.7 million balance expected to be paid over the following two year period.  As a result of this settlement, we will no longer incur the substantial legal expenses related to this lawsuit going forward.  We may, however, incur additional legal expenses in the normal course of business in order to protect our intellectual property.

    Our third quarter was challenging with revenues declining $2.5 million from the comparable prior year period, largely due to competition in the RAC market from off shore, low cost manufacturers.  In addition, higher operating expenses due in part to high infringement lawsuit related legal fees resulted in third quarter operating income being $1.1 million lower than in the third quarter of the prior year.  However, with the $3.2 million lawsuit settlement, our third quarter net income of $2.4 million improved $1.6 million from the prior year’s third quarter.

    Actual results could, however, differ materially from those projected or assumed in any of our forward-looking statements within this report.  Our future financial condition and results of operations, as well as our operational and financial expectations, are subject to inherent risks and uncertainties.  See part Part II, Item 1A, entitled Risk Factors.

RESULTS OF OPERATIONS

    Revenues for the third quarter ended December 31, 2006 were $8.8 million compared to $11.4 million reported in the same quarter last year, a decrease of 22.3%.  Commercial revenues, which includes RAC revenues, decreased by $2.0 million while military revenues decreased by $.5 million.  Revenues for the nine-month period ended December 31, 2006 were $29.1 million compared to $30.6 million reported in the same period of the prior year, a decrease of 4.8%.  Commercial revenues decreased 1.4% and military revenues decreased 12.5%.

    The decrease in commercial revenues for the three and nine-month periods ended December 31, 2006, compared to the same periods in the prior year, was primarily attributed to declining revenues in the RAC market in the third quarter due to competition from off-shore, low cost manufacturers.  The decrease in military revenues was mostly attributable to the lack of available funding late in the government’s fiscal year ended September 30, 2006, which carried over into our third quarter.  While we expect military revenues to remain steady over the upcoming quarters, we also anticipate continued competition in the RAC market, resulting in lower RAC revenues in future periods.

    Gross profit decreased $.5 million, or 17.1%, to $2.4 million for the quarter ended December 31, 2006 and decreased $.2 million, or 2.4%, to $6.8 million for the nine months ended December 31, 2006 compared to the same periods in the prior year.  The decrease for the three and nine months ended December 31, 2006 was largely due to a decrease in the volume of revenues. A significant factor also negatively impacting gross profit for the nine-month period ended December 31, 2006 versus the prior year was the $.5 million write-down of inventory to market during the second quarter ended September 30, 2006.

    Gross profit as a percentage of total revenues increased from 25.1% for the three months ended December 31, 2005 to 26.8% for the three months ended December 31, 2006.  Gross profit as a percent of revenues also increased from 22.6% for the nine months ended December 31, 2005 to 23.2% for the nine months ended December 31, 2006.  The increase in gross profit as a percentage of revenues is primarily due to the change in the mix of higher margin products sold, including the reduction in RAC revenues.

    Selling and marketing expense of $.7 million, or 7.6% of revenues, increased from $.6 million or 5.7% of revenues for the quarter ended December 31, 2006.  For the nine months ended December 31, 2006, selling and marketing expense of $2.1 million, or 7.3% of revenues, increased $.3 million compared with $1.9 million, or 6.1% of revenues, for the same period last year. The increase in selling and marketing expense as a percentage of revenues for the three months ended December 31, 2006 versus the comparable prior year period was primarily due to the 22.3% decline in revenues. For the nine-months ended December 31, 2006, the increase in selling and marketing expense as a percentage of revenues was primarily due to higher travel and salary related expenses as well as the 4.8% decline in revenues.

    General and administrative expense of $1.2 million, or 13.5% of revenues, increased from $.7 million, or 6.2% of revenues for the quarter ended December 31, 2006.  For the nine months ended December 31, 2006, general and administrative expense of $3.5 million, or 11.9% of revenues, increased by $1.1 million compared to $2.4 million, or 7.8% of revenues, for the same period last year.  The expense increase for the three months ended December 31, 2006 was primarily due to an increase in legal fees of $.2 million related to the Company’s patent infringement suit against Tower Manufacturing Corporation and Fedders Corporation, higher salaries and wages, higher fees paid to the Board of Directors and higher bad debts. The expense increase for the nine months ended December 31, 2006 was primarily due to an increase in legal fees of $.8 million related to the Company’s patent infringement suit against Tower Manufacturing Corporation and Fedders Corporation.   The increase in general and administrative expense as a percent of revenues for the three and nine-month periods was primarily due to the decline in revenues as well as to the above-described increases in expenses.

    Research and development expense was $.5 million, or 5.6% of revenues, for the quarter ended December 31, 2006 compared to $.4 million, or 3.7% of revenues, for the same quarter last year.  For the nine months ended December 31, 2006, research and development expense was $1.5 million, or 5.2% of revenues, compared to $1.4 million, or 4.7% of revenues, for the same period last year.  The increase in research and development expense as a percent of revenues for the three and nine-month periods was primarily due to decreased revenues.

    Other income (expense) was $3.2 million of income for the quarter ended December 31, 2006, compared to $(50) thousand of expense in the same quarter last year.  For the nine months ended December 31, 2006, other income and expense was income of $3.1 million, compared to $(144) thousand of expense for the same period last year.  The increase in income for the three and nine-month periods ended December 31, 2006 over the comparable prior year periods was primarily attributed to the patent infringement lawsuit settlement of $3.2 million that was recorded in the quarter.  In addition, interest expense declined over the comparable three and nine-month periods due to lower loan balances outstanding.

    Income tax expense (benefit) as a percent of income before income taxes was 24.9% and 28.0%, respectively, for the three and nine months ended December 31, 2006, compared with income taxes of 20.0% for the three months and nine months ended December 31, 2005.  Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  The fiscal 2007 reporting periods had a larger proportion of income attributed to the U.S. than in the prior fiscal year due to the $3.2 million litigation settlement described above.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

    Net income for the quarter ended December 31, 2006 was $2.4 million, compared to net income of $.8 million, in the same quarter last year.  The basic and diluted earnings per share was $.41 for the quarter ended December 31, 2006, compared to basic and diluted earnings of $.14 per share for the same quarter last year.  Net income for the nine-month period ended December 31, 2006 was $2.0 million, compared to net income of $.9 million, for the same period in the prior year.  The basic and diluted earnings per share was $.34 for the nine-month period ended December 31, 2006, compared to basic and diluted earnings of $.15 per share for the same period of the prior year.  Net income for the three and nine-month periods ended December 31, 2006, compared to comparable prior year periods, were impacted by many factors including product mix, the write-down in inventory and higher operating expenses largely due to the patent infringement lawsuit and the ultimate settlement of the patent infringement lawsuit as further described above.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents decreased from $2.6 million on March 31, 2006 to $1.4 million as of December 31, 2006.  Cash provided by operating activities was $1.7 million, cash used in investing activities was $.7 million and cash used in financing activities was $2.2 million resulting in a total decrease in cash of $1.2 million for the nine-month period ended December 31, 2006.

    Cash provided by operating activities primarily resulted from net income of $2.0 million, a decrease in trade accounts receivable of $2.9 million, depreciation of $.9 million and an increase in income taxes payable of $.5 million, partially offset by an increase in other receivables of $1.5 million and other assets of $1.7 million and a decrease in trade accounts payable of $.7 million. The decrease in accounts receivable was primarily due to improved collections of receivables including a high volume of collections from our room air conditioning customers.  The decrease in accounts payable was principally due to bringing our balances with vendors to a more current position.  The increase in other receivables and other assets was due to the patent infringement lawsuit settlement of $3.2 million of which we received the first payment of $1.5 million after the end of our third fiscal quarter and $1.7 million will be receivable over a two-year period.  The increase in income tax payable reflects an increase in federal and state income tax amounts owed to the Government based on our earnings.

    Cash used in investing activities was due to cash used to acquire certain assets related to the acquisition of a recreational vehicle product line business from Automated Engineering Corporation and dB Technologies, Inc. along with cash paid for purchases of property and equipment, offset to some extent by the maturities of short-term investments net of purchases of short-term investments.

    Cash used in financing activities was primarily due to the reduction in debt in the amount of $2.0 million and dividends paid of $.3 million.

    The maturity date of the revolving credit agreement with our institutional lender is September 30, 2008.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  We are currently borrowing under the LIBOR option (6.975% as of December 31, 2006).  The loan is collateralized with a perfected first security interest which attaches to all of our accounts receivable and inventories, and a blanket security interest attaching to all of our assets, and requires us to maintain certain financial ratios.  As of December 31, 2006, we had $1.0 million in outstanding borrowings, all of which was recorded as current portion of long-term debt.  As of March 31, 2006, we had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  We have the right to prepay any outstanding borrowings at any time, and $1.0 million of debt was paid in April 2006 and $1.0 million of debt was paid in July 2006.  We paid our remaining $1.0 million of debt in February 2007.  We were in compliance with the covenants under the revolving credit agreement as of December 31, 2006.

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

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  Based on the currently outstanding, unvested stock options as of March 31, 2006 and the options awarded during the nine months ended December 31, 2006, the application of SFAS No. 123R resulted in a charge to our Consolidated Statement of Operations of approximately $75 thousand for the nine months ended December 31, 2006 and is expected to result in a charge of approximately $.1 million for fiscal 2007.  This charge will increase as additional stock based awards are granted in the future.

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

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not currently have financial instruments within the scope of the standard, and therefore, the application of SFAS No. 155 is not expected to have an effect on our fiscal 2008 financial condition, results of operations or cash flows.

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

    In September 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are in the process of evaluating the impact this statement will have on our fiscal 2008 consolidated financial statements.

    In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which will be effective for the Company’s fiscal year ending March 31, 2007.  SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors.  SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. The adoption of SAB 108 is not expected to have an impact on our fiscal 2007 financial position or results of operations.

    In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”).  We are required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning April 1, 2007.  We do not expect the provisions of EITF No. 06-03 to have a material impact on our fiscal 2008 consolidated financial position, results of operations or cash flows.

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

    We may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).  Products that fall outside SOP 81-1 are generally referred to as (“standard” products) and those products that are within the scope of SOP 81-1 are commonly referred to as “non-standard” products.  For government contracts within the scope of SOP 81-1, we record revenue under a units of delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, we record revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  We have not experienced past losses on government contracts, and currently, we do not have any transactions being accounted for within the scope of SOP 81-1.

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

    As of December 31, 2006, we have $1 million of current portion of long-term debt.  Our loans are subject to changes in interest rates.  With our current level of debt, a 1% change in the market rate of interest would result in a change in our annual interest expense of $10 thousand.  Additionally, the rate of interest is based on either the lender’s prime rate or on the LIBOR rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $3 thousand on an annual basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Changes in Internal Control over Financial Reporting

    Further, there were no changes in our internal control over financial reporting during our third fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    On August 3, 2005, we filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation, of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies our Fire Shield® technology for cord fire prevention.  We alleged in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes our Fire Shield® patent.  As described in the Complaint, we sought injunctive relief, damages for infringement, cost recovery and any other relief deemed just by the Court.  Tower Manufacturing Corporation filed a counterclaim alleging an antitrust violation and for tortuous interference with contract.

    On September 13, 2005, we added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleged that the Tower LCDI, found on the Fedders room air conditioners, also infringes our Fire Shield® patent.

    On May 11, 2006, we received notice that a complaint had been filed against us by Tower Manufacturing Corporation in the United States District Court for the District of Rhode Island, alleging infringement of its patent on a MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  Tower was seeking an injunction and monetary damages.

    In September 2006, a Markman Hearing was conducted before Judge Richard A. Lazzara, United States District Court, Middle District of Florida, for the purpose of patent claim construction interpretation in preparation for the trial.

    On October 6, 2006, our attorneys filed a request with the United States Patent and Trademark Office (PTO) for an ex parte reexamination of the claims in Tower's ALCI Patent 5,943,199 entitled  MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  The Requests asked the PTO to invalidate the claims of Tower's patent based on prior art contained within the request.  In view of this, on October 10, 2006, our attorneys filed a motion in the Rhode Island Federal District Court requesting the Court to stay the case pending the outcome of the ex parte reexamination request that was submitted to the PTO.  In a separate ruling on October 10, 2006, Judge Ernest C. Torres, United States District Court for the District of Rhode Island, ordered a nonbinding settlement mediation in this matter.

    On December 29, 2006, the Company entered into a Settlement Agreement with Tower Manufacturing Corporation (“Tower”).  Under the Settlement Agreement, the civil actions filed by both the Company and Tower, including Fedders Corporation, are to be dismissed.  The Company will receive $3.2 million, of which $1.5 million was paid in late January within the required 30 days of the dismissal of the Florida lawsuit, and the remainder payable in two annual installments of $850 thousand of principal plus accrued interest, compounded quarterly at the prime interest rate.  The annual installments to be paid by Tower are personally guaranteed by Tower’s President.  The Company and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.  Royalty payments commence after June 30, 2007 based on the number of units sold by the Company and Tower, respectively.

    We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

Item 1A.  Risk Factors.

    In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results.  As of the date of the filing of this third quarter Form 10-Q, there are no changes to these Risk Factors of which we are aware.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    Not applicable.

Item 3.  Defaults Upon Senior Securities.

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

Item 5.  Other information.

    On January 22, 2007, we issued a press release announcing that Owen Farren, age 56, has joined the Company as President and Chief Executive Officer.  Mr. Farren was elected to the Company’s Board of Directors on February 7, 2007.

    Robert S. Wiggins resigned from his duties as Chief Executive Officer and President effective with the appointment of Mr. Farren as his successor.  Mr. Wiggins will continue to serve as Chairman of the Board of Directors.

    Most recently, and beginning in 2003 Owen Farren served as interim Chief Executive Officer for several businesses including Servometer, a designer and manufacturer of precision electroforms and American Metal Coatings, an advanced powder finishing company.  From 2002 to 2003 he provided strategic and tactical business planning consulting and interim senior executive services to clients through StratEx, a company he had founded in 2002.  From 1997 to 2002 Mr. Farren was Chairman, President and CEO of SL Industries, Inc., a publicly traded international power systems business.  He has an MBA from Indiana University in Finance and Business Administration and a BS from Indiana University in Marketing and Management.  Mr. Farren is a Certified Public Accountant.

    Mr. Farren has been granted an incentive stock option entitling him to purchase 40,000 shares of the Company’s common stock at the January 22, 2007 closing price.  He also will be provided with a relocation package to assist him in moving to the Tampa Bay area.  The Company has not entered into an employment agreement or other arrangement related to his employment with Mr. Farren.  There are no relationships or related transactions between the Company and Mr. Farren that are reportable under Item 404 of Regulation S-K.

Item 6.  Exhibits.

Exhibit 10.1 — Settlement Agreement, dated December 29, 2006, by and between Technology Research Corporation and Tower Manufacturing Corporation.(1)(2)

Exhibit 31.1 — Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

Exhibit 31.2 — Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).

Exhibit 32.1 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:
[1] Filed herewith.
[2] Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

February 13, 2007	By: /s/ Owen Farren___
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

February 13, 2007	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)