Form 10-K/A
period 2006-03-31
TECHNOLOGY RESEARCH CORP
filed 2007-06-19
CIK 741556

Table of contents

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

————————
Form 10-K/A
Amendment No. 1
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A Amendment No. 1 or any amendment to this Form 10-K/A Amendment No. 1. ☑

    Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” is Rule 12b-2 of the Exchange Act. (Check one):

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

    As of May 31, 2006, there were 5,888,828 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement related to its 2006 Annual Meeting of Shareholders to be held on August 24, 2006 are incorporated by reference into Part III of this Form 10-K/A Amendment No. 1.

EXPLANATORY NOTE

RESTATEMENT

Overview

    This amendment to our Form 10-K  for the fiscal year ended March 31, 2006 restates our Consolidated Financial Statements and other financial information for the years ended March 31, 2006 and 2005 and for the quarters ended December 31, 2004, June 30, 2005, September 30, 2005, and December 31, 2005. A material control weakness in our accounting for income taxes resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements in those periods. The financial statement restatements reflect:

•                  An increase in current income tax expense and current income tax payable on deemed dividends from foreign operations triggered by borrowings under a joint credit facility with our wholly-owned foreign subsidiary,

•                 An increase in deferred income tax expense and deferred income tax liability due to inability to assert the indefinite reversal criteria of APB 23, Accounting for Income Taxes – Special Areas, until the fourth quarter of fiscal 2006 on earnings from foreign operations

• An increase in interest expense and interest payable due on the additional income taxes and related income tax effects.

    On March 29, 2007 our Board of Directors concluded, based upon the recommendations of management, that we had inadvertently triggered additional U.S. taxable income and an income tax liability of approximately $1.2 million (including interest) under the provisions of Sections 951 and 956 of the Internal Revenue Code due to borrowings under the Company’s joint line of credit with our Honduran subsidiary during the fiscal years ended March 31, 2005 and 2006.

Summary effects of restatement

    The following table sets forth the effects of the restatement on our previously reported Consolidated Balance Sheets and Consolidated Statements of Operations as of and for the years ended March 31, 2006 and 2005.

	March 31
Effects of restatement	2006	2005
	(in thousand except per share amounts)
Consolidated Balance Sheets
Increase (decrease) in current deferred tax assets	$10	$(270)
Increase in accrued expenses	27	-
Increase in income taxes payable	1,111	497

	Year ended March 31
	2006	2005
	(in thousand except per share amounts)

	$27	$0
	334	767
	(361)	(767)
Earnings per share as previously reported:
Basic	$0.37	$0.35
Diluted	0.36	0.34
Earnings per share as restated:
Basic	$0.30	$0.22
Diluted	0.30	0.21

Background

    We are required to comply with the newly issued accounting standard, FASB Interpretation No. 48 (“FIN 48”) entitled Accounting for Uncertainty in Income Taxes commencing in the quarter ended June 30, 2007.  In connection with our implementation of FIN 48, during March 2007, our management evaluated a potential income tax matter arising under our Amended Revolving Credit Agreement that had been jointly entered into by us and our wholly-owned subsidiary, TRC Honduras SA de C.V. (“TRC Honduras”), with our lender.  We evaluated whether using the assets of the Honduran subsidiary as collateral for the Company’s borrowings beginning with the quarter ended December 31, 2004 through March 31, 2006 would constitute a deemed dividend from the subsidiary to the parent company and therefore result in additional U.S. taxable income and income tax expense.  In March 2007 our management consulted with two independent international tax consultants to determine whether an income tax liability had been triggered inadvertently under the provisions of Sections 951 and 956 of the Internal Revenue Code.  As a result of this review management concluded that a deemed dividend had been triggered through these borrowings and the Board of Directors concurred with management's conclusion that our financial statements for years ended March 31, 2005 and March 31, 2006 and certain of its interim, unaudited consolidated financial statements were in error, should be restated and should no longer be relied upon.

    As it had been management’s intention to reinvest undistributed earnings of the Honduran subsidiary and thereby indefinitely postpone their repatriation, no provision for income taxes attributable to the undistributed earnings had been recorded  in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income taxes. Accordingly, a provision of $.8 million in 2005 and $.3 million in 2006 was recorded for the income taxes attributable to Honduran earnings.

    Management assessed the effect of the restatement on our internal control over financial reporting relating to our accounting for income taxes.  Management concluded that the errors leading to these restatements resulted from a material weakness in its internal control over financial reporting related to the accounting for income taxes for the years ended March 31, 2005 and 2006.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the Company did not have sufficient knowledge of international tax laws applicable in the Company’s circumstances, to properly account for taxes related to foreign operations.  The Company has taken steps to remediate this control deficiency for future reporting periods.  These steps include obtaining third party tax consulting resources to assist in accounting for complex issues concerning international tax laws.  The Company expects to have this control deficiency remediated by the end of fiscal 2007.

    In April 2007 we filed amended income tax returns for the years ended March 31, 2006 and March 31, 2005 to report the additional income and pay additional income taxes due.

Effects of restatement

    The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements as of and for the years ended March 31, 2006 and 2005 and for each of the affected quarters in those years:

	2006		2005
March 31	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$445	$455	$488	$218
Total current assets	24,125	24,135	26,881	26,611
Total assets	29,134	29,144	32,447	32,177

Accrued expenses	1,296	1,323	1,328	1,328
Income taxes payable	357	1,468	112	609
Total current liabilities	7,604	8,742	12,512	13,009
Deferred income taxes	244	244	378	378
Total liabilities	9,848	10,986	15,240	15,737

Retained earnings	7,573	6,445	5,809	5,042
Total stockholders’ equity	19,286	18,158	17,207	16,440

Total liabilities and stockholders’ equity	$29,134	$29,144	$32,447	$32,177

	2006		2005
Years ended March 31,	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Interest expense	$228	$255	$48	$48
Income before income taxes	2,524	2,497	2,624	2,624
Income tax expense	412	746	611	1,378
Net income	$2,112	$1,751	$2,013	$1,246
Per share amounts:
Earnings per share - basic	$0.37	$0.30	$0.35	$0.22
Earnings per share - diluted	0.36	0.30	0.34	0.21

	2006		2005
Years ended March 31,	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Statements of Stockholders’ Equity
Total stockholders’ equity at April 1	$17,207	$16,440	$15,451	$15,451
Increase attributable to net income	2,112	1,751	2,013	1,246
Total stockholders’ equity at March 31	$19,286	$18,158	$17,207	$16,440

			Fiscal 2006
	June 30, 2005		September 30, 2005		December 31,2005		March 31, 2006
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$285	$285	$2,274	$2,274	$1,217	$1,217	$2,607	$2,607
Short-term investments	490	490	1	1	498	498	500	500
Trade and other accounts receivable, net	10,197	10,197	6,726	6,726	9,014	9,014	10,730	10,730
Inventories	11,979	11,979	12,005	12,005	11,132	11,132	9,633	9,633
Deferred income taxes	500	537	513	553	461	504	445	455
Prepaid expenses and other current assets	398	398	346	302	318	318	210	210
Total current assets	23,849	23,886	21,865	21,861	22,640	22,683	24,125	24,135
Property, plant and equipment, net	5,424	5,424	5,355	5,355	5,134	5,134	4,939	4,939
Other assets	71	71	64	64	65	65	70	70
Total assets	$29,344	$29,381	$27,284	$27,280	$27,838	$27,882	$29,134	$29,144

Current portion of long-term debt	$2,660	$2,660	$2,210	$2,210	$1,000	$1,000	$1,000	$1,000
Trade accounts payable	5,342	5,342	4,086	4,086	5,488	5,488	4,850	4,850
Accrued expenses	1,076	1,078	1,062	1,071	906	924	1,296	1,323
Accrued dividends	100	100	100	100	100	100	101	101
Income taxes payable	17	859	-	770	115	1,084	357	1,468
Total current liabilities	9,195	10,039	7,458	8,237	7,610	8,596	7,604	8,742
Long -term debt, less current portion	2,350	2,350	2,350	2,350	2,000	2,000	2,000	2,000
Deferred income taxes	384	384	351	351	338	338	244	244
Total liabilities	11,929	12,773	10,159	10,938	9,948	10,934	9,848	10,986

Common stock	2,956	2,956	2,957	2,957	2,962	2,962	2,983	2,983
Additional paid-in capital	8,484	8,484	8,524	8,524	8,545	8,545	8,770	8,770
Retained earnings	6,015	5,208	5,684	4,902	6,423	5,481	7,573	6,445
Common stock held in treasury	(40)	(40)	(40)	(40)	(40)	(40)	(40)	(40)
Total stockholders’ equity	17,415	16,608	17,125	16,342	17,890	16,948	19,286	18,158
Total liabilities and stockholders’ equity	$29,344	$29,381	$27,284	$27,280	$27,838	$27,882	$29,134	$29,144

	Fiscal 2005
	December 31, 2004		March 31, 2005
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Cash and cash equivalents	$1,295	$1,295	$815	$815
Short-term investments	484	484	487	487
Trade and other accounts receivable, net	6,560	6,560	13,115	13,115
Inventories	10,196	10,196	11,461	11,461
Deferred income taxes	255	255	488	218
Prepaid expenses and other current assets	499	490	515	515
Total current assets	19,289	19,280	26,881	26,611
Property, plant and equipment, net	5,680	5,680	5,470	5,470
Other assets	91	91	96	96
Total assets	$25,060	$25,051	$32,447	$32,177

Current portion of long-term debt	$2,000	$2,000	$3,000	$3,000
Trade accounts payable	5,489	5,489	7,971	7,971
Accrued expenses	799	799	1,328	1,328
Accrued dividends	100	100	101	101
Income taxes payable	-	75	112	609
Deferred revenue	11	11	-	-
Total current liabilities	8,399	8,474	12,512	13,009
Long-term debt, less current	-		2,350	2,350
Deferred income taxes	235	235	378	378
Deferred revenue	21	21	-	-
Total liabilities	8,655	8,730	15,240	15,737

Common stock	2,947	2,947	2,955	2,955
Additional paid-in capital	8,461	8,461	8,483	8,483
Retained earnings	5,037	4,953	5,809	5,042
Common stock held in treasury	(40)	(40)	(40)	(40)
Total stockholders’ equity	16,405	16,321	17,207	16,440
Total liabilities and stockholders’ equity	$25,060	$25,051	$32,447	$32,177

	Year ended March 31, 2006
	First quarter		Second quarter		Third quarter		Fourth quarter
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Revenues	$10,577	$10,577	$8,662	$8,662	$11,354	$11,354	$15,027	$15,027
Gross Profit	2,293	2,293	1,779	1,779	2,852	2,852	3,717	3,717
Operating expenses	1,862	1,862	2,055	2,055	1,770	1,770	2,235	2,235
Income (loss) from operations	431	431	(276)	(276)	1,082	1,082	1,482	1,482
Other income	10	10	10	10	4	4	8	8
Interest expense	(50)	(51)	(64)	(72)	(54)	(63)	(59)	(68)
Income (loss) before income taxes	391	390	(330)	(338)	1,032	1,023	1,431	1,423
Income tax expense (benefit)	98	136	(85)	(118)	206	358	193	370
Net income (loss)	$293	$254	$(245)	$(220)	$826	$665	$1,238	$1,052
Per share amounts
Earnings (loss) per share - basic	$0.05	$0.04	$(0.04)	$(0.04)	$0.14	$0.11	$0.21	$0.18
Earnings (loss) per share - diluted	0.05	0.04	(0.04)	(0.04)	0.14	0.11	0.21	0.18

	Year ended March 31, 2005
	Third quarter		Fourth quarter
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Revenues	$9,705	$9,705	$15,527	$15,527
Gross Profit	2,051	2,051	2,997	2,997
Operating expenses	1,888	1,888	1,985	1,985
Income from operations	163	163	1,012	1,012
Other income	7	7	8	8
Interest expense	(1)	(1)	(47)	(47)
Income before income taxes	169	169	973	973
Income tax expense	6	90	115	799
Net income (loss)	$163	$79	$858	$174
Per share amounts
Earnings per share – basic	$0.03	$0.01	$0.15	$0.03
Earnings per share - diluted	0.03	0.01	0.15	0.03

TECHNOLOGY RESEARCH CORPORATION

FORM 10-K/A Amendment No. 1 ANNUAL REPORT

    As used in this Annual Report on Form 10-K/A Amendment No. 1, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K/A Amendment No. 1 contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, and any forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.

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

    TRC was incorporated in Florida in 1981.  Our principal offices are located at 5250-140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net.  Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K/A Amendment No. 1.

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

    Our operating strategy is based on these key objectives:

    •  to increase profitability by improving operating efficiencies;
    •  to strengthen and expand our markets and distribution channels;
    •  to broaden the applications within target markets for our existing products;
    •  to expand the scope of our product content;
    •  to lower the cost per unit of our manufactured products by more fully utilizing our existing manufacturing capabilities;
    •  to maintain a conservative capital structure;
    •  to pursue strategic acquisitions to the extent favorable opportunities are presented;
    •  to increase profitability by improving our cost structure via purchasing strategies aimed at procuring materials at the best possible price and the shortest possible lead times;
    •  to utilize quality processes and standards for companywide continuous improvement; and
    •  to implement a strategy of World Class Manufacturing.

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

Other Cautionary Statements

    See the discussion of risks in the section of this Form 10-K/A Amendment No. 1 entitled “Item 1A. Risk Factors.”

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

    Failure to achieve our growth strategy.  We have adopted the following strategic objectives:

    •  to increase profitability by improving operating efficiencies;
    •  to strengthen and expand our markets and distribution channels;
    •  to broaden the applications within target markets for our existing products;
    •  to expand the scope of our product content;
    •  to lower the cost per unit of our manufactured products by more fully utilizing our existing manufacturing capabilities;
    •  to maintain a conservative capital structure;
    •  to pursue strategic acquisitions to the extent favorable opportunities are presented;
    •  to increase profitability by improving our cost structure via purchasing strategies aimed at procuring materials at the best possible price and the shortest possible lead times;
    •  to utilize quality processes and standards for companywide continuous improvement; and
    •  to implement a strategy of World Class Manufacturing.

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

    Adverse changes in the operations of global manufacturing facilities.  We manufacture a significant number of products in Honduras and obtain a significant proportion of the raw materials and sub-assembly components used in the manufacturing of our products outside the United States.  In fiscal 2005, we entered into additional contract manufacturing relationships in China and India to accommodate the requirements of the emerging room air conditioner market.  International operations are subject to risks including, among others:

    •  labor unrest;
    •  political instability;
    •  lack of developed infrastructure;
    •  longer payment cycles and greater difficulty in collecting accounts;
    •  import and export duties and quotas;
    •  changes in domestic and international customs and tariffs;
    •  unexpected changes in regulatory environments;
    •  difficulty in complying with a variety of foreign laws;
    •  difficulty in obtaining distribution and support;
    •  potentially adverse tax consequences; and
    •  changes in exchange rates between the U.S. dollar and the foreign currency.

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

    Volatility of our stock price.  In recent years, the price of our common stock has fluctuated greatly.  The price of our common stock could continue to be volatile and fluctuate in response to a variety of factors including, but not limited to, the following:

    •  general and global economic fluctuation;
    •  quarter-to-quarter variations in our operating results;
    •  shortfalls in revenue or earnings from levels expected by investors;
    •  announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products;
    •  development in, or claims relating to, patent or other proprietary rights;
    •  success or failure of our new and existing products;
    •  disruptions with key customers or suppliers; or
    •  political, economic or environmental events occurring globally.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated balance sheet data as of March 31, 2006 and 2005 and operating results for the years ended March 31, 2006, 2005, and 2004 is derived from our consolidated financial statements which are included elsewhere in this Form 10-K/A Amendment No. 1.  The selected consolidated balance sheet data as of March 2004, 2003 and 2002 and operating results for the years ended March 31, 2003 and 2002 are derived from audited consolidated financial statements which are not included in this Form 10-K/A Amendment No. 1.  You should read the selected financial data in conjunction with “Item 7. Management's discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended March 31,
	2006	2005	2004	2003	2002
	(Restated)(1)	(Restated)(1)
		(In thousands)
Revenues	$45,620	39,433	24,337	17,762	16,684
Cost of sales	34,978	29,618	14,831	11,896	12,097
Gross profit	10,642	9,815	9,506	5,866	4,587

Operating expenses	7,922	7,172	5,684	4,448	4,226
Income from operations	2,720	2,643	3,822	1,418	361
Interest expense	(255)	(48)	-	(1)	(79)
Other income	32	29	15	7	12
	(223)	(19)	15	6	(67)
Income before income taxes	2,497	2,624	3,837	1,424	294
Income tax expense	746	1,378	1,161	409	94
Net income	$1,751	1,246	2,676	1,015	200

Earnings per share:
Basic	$0.30	0.22	0.48	0.19	0.04
Diluted	$0.30	0.21	0.46	0.19	0.04

Shares outstanding:
Basic	5,786	5,755	5,589	5,438	5,437
Diluted	5,834	5,954	5,828	5,482	5,458

Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$3,107	1,302	5,968	2,530	1,163
Working capital	15,393	13,602	12,611	8,873	7,934
Total assets	29,144	32,177	18,572	13,836	12,767
Long-term debt	2,000	2,350	-	-	500
Total debt	3,000	5,350	-	-	500
Total stockholders' equity	18,158	16,440	15,452	12,077	11,303
Cash dividends paid	0.06	0.06	0.06	0.045	0.04

 (1)           The financial information presented for the years ended March 31, 2006 and 2005 has been restated to correct an error in accounting for income taxes as discussed in footnote 1 to the consolidated financial statements.

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

Results of Operations

    The following table summarizes our operating results as a percentage of revenues for each of the periods shown:

	Years ended March 31,
	2006	2005	2004	2003	2002
	(Restated)(1)	(Restated)(1)
Revenues:
Commercial	70.7%	68.5%	49.1%	57.7%	61.6%
Military	29.3%	31.1%	50.5%	41.6%	37.4%
Royalties	-	0.4%	0.4%	0.7%	1.0%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.7%	75.1%	60.9%	67.0%	72.5%
Gross profit	23.3%	24.9%	39.1%	33.0%	27.5%

Operating expenses:
Selling and marketing	5.8%	6.5%	9.8%	10.4%	10.9%
General and administrative	7.3%	6.5%	7.9%	7.5%	8.1%
Research and development	4.3%	5.2%	5.7%	6.9%	6.3%
Other	-	-	-	0.2%	-
Total operating expenses	17.4%	18.2%	23.4%	25.0%	25.3%
Income from operations	6.0%	6.7%	15.7%	8.0%	2.2%

Interest expense	(0.6)%	(0.1)%	-	-	(0.5)%
Other income	0.1%	0.1%	-	-	0.1%
	(0.5)%	0.0%	-	-	(0.4)%
Income before income taxes	5.5%	6.7%	15.7%	8.0%	1.8%
Income tax expense	1.7%	3.5%	4.7%	2.3%	0.6%
Net income	3.8%	3.2%	11.0%	5.7%	1.2%

 (1)           The financial information presented for the years ended March 31, 2006 and 2005 has been restated to correct an error in accounting for income taxes as discussed in footnote 1 to the consolidated financial statements.

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

    Other expense was $.2 million in expense in fiscal 2006, an increase of $.2 million in expense from fiscal 2005.  The increase was principally due to interest expense related to the higher level of borrowings on our line of credit for the entire fiscal 2006 year, whereas in fiscal 2005, we had lower debt at the beginning of the fiscal year.  We expect to have decreased debt in fiscal 2007 compared to fiscal 2006.

    Income tax expense decreased $.7 million to $.7 million of expense for the fiscal year ended March 31, 2006 from $1.4 million for the fiscal year ended March 31, 2005.  The decrease was principally due to higher income tax expense in fiscal 2005 resulting from 1) a deemed dividend from our Honduran subsidiary to the U.S. parent company under Sections 951 and 956 of the Internal Revenue Code that resulted from borrowings under our joint line of credit with our Honduran subsidiary and 2) deferred income taxes recorded on pre-fiscal 2005 Honduran earnings due to inability to assert the indefinite reversal criteria of APB 23. The income tax impact in fiscal 2005 was approximately $.3 million higher due recording deferred income taxes on pre-fiscal 2005 Honduran earnings. The Company was able to reassert the indefinite reversal criteria for Honduran earnings in the fourth quarter of fiscal 2006, which decreased income taxes by approximately $.1 million.  Income taxes also decreased in fiscal 2006 due to the reversal of a tax accrual in the amount of $.1 million in the fourth quarter of fiscal 2006 as a result of concluding an audit by the Internal Revenue Service for the fiscal 2004 year.  Income tax expense as a percent of income before income taxes was 30% for fiscal 2006, compared with 53% in fiscal 2005. The higher percentage of income tax expense as a percent of income before income taxes in fiscal 2005 is primarily due to deferred income taxes recorded on pre-fiscal 2005 Honduran earnings due to inability to assert the indefinite reversal criteria of APB 23.

    Historically our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes, which is subject to income taxes. Our Honduran subsidiary is profitable which decreased our effective tax rate in years prior to fiscal 2005. In fiscal 2005 and 2006 the earnings from foreign operations were taxable as deemed dividends to the parent company due to borrowings under our revolving credit agreement that were secured by the assets of the Honduran subsidiary. At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, prior to fiscal 2005 we had not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that were essentially permanent in duration.

    The circumstances that triggered the taxation of foreign earnings are no longer in effect. As it is management’s intent to reinvest future undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation, we expect our effective income tax rate to be lower in fiscal 2007.

    Net income was $1.7 million for fiscal 2006, compared with $1.2 million reported in fiscal 2005, an increase of $.5 million.  Higher fiscal 2006 gross profit and the lower tax provision discussed above were partially offset by higher operating expense and higher interest expense when compared with fiscal 2005.

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

    Income tax expense was $1.4 million in fiscal 2005 compared to $1.2 million in fiscal 2004, an increase of  $.2 million or 19%.  In fiscal 2005 borrowings under our revolving credit agreement that were secured by the assets of our Honduran subsidiary resulted in deemed dividends from our Honduran subsidiary to the U.S. parent company pursuant to Sections 951 and 956 of the Internal Revenue Code. As it had been management’s intention to reinvest undistributed earnings of the Honduran subsidiary and thereby indefinitely postpone their repatriation, no provision for the taxes attributable to the undistributed earnings had been recorded in accordance with SFAS 109, Accounting for Income taxes prior to 2005.Thus the provision for fiscal 2005 includes $.7 million for both 2005 earnings and prior years’ earnings of the Honduran subsidiary that had previously been indefinitely deferred for U.S. income tax purposes. As a result income taxes as a percent of income before income taxes were 53% for fiscal 2005, compared to 30% in fiscal 2004.

    Historically our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  Our Honduran subsidiary is profitable which decreased our effective tax rate in prior years.   In 2005 the current and prior undistributed earnings from foreign operations were taxable as deemed dividends to the parent company due to borrowings under our revolving credit agreement that were secured by the assets of the Honduran subsidiary. At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, prior to 2005 we had not recorded deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that were essentially permanent in duration.

    Net income was $1.2 million for fiscal 2005, compared to $2.7 million reported in fiscal 2004, a decrease of 53%.  Basic earnings were $.22 per share and diluted earnings were $.21 per share in fiscal 2005, compared to basic earnings of $.48 per share and diluted earnings of $.46 per share for fiscal 2004.  Net income was negatively impacted in fiscal 2005 by higher operating expenses, lower gross profit margins, and taxes on current year and previously undistributed foreign earnings as described above.

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

    Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It had been management’s intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, prior to fiscal 2005 no provision had been made for foreign withholding taxes or United States income taxes which would become payable if undistributed earnings of our foreign subsidiary are paid to us as dividends.  In fiscal 2005 and fiscal 2006, pursuant to Sections 951 and 956 of the Internal Revenue Code, approximately $3.3 million of current year and prior undistributed earnings of our Honduran subsidiary were deemed dividends to the parent company and subject to U.S. income tax.  Accordingly a provision was recorded for all of the taxes attributable to these deemed dividends in fiscal 2005 and fiscal 2006. The circumstances that triggered the taxation of our foreign earnings no longer exist and it is our intention to reinvest future undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.

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

    The discussion below contains forward-looking statements about our expectations of what could happen in the future.  Forward-looking statements involve uncertainties and risk and our actual results could differ materially from the results anticipated by our forward-looking statements due to many known and unknown factors, including but not limited to those previously discussed in “Risk Factors” and elsewhere in this report.  See also the cautionary notice regarding forward-looking statements at the beginning of this Form 10-K/A Amendment No. 1 under the heading “Disclosures Regarding Forward-Looking Statements.”

    You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A Amendment No. 1.

Liquidity and Capital Resources

    As of March 31, 2006, our cash and cash equivalents increased $1.8 million to $2.6 million from the March 31, 2005 balance of $.8 million.  The three components of this increase were cash provided by operating activities of $4.9 million, cash used in investing activities of $.7 million and cash used in financing activities of $2.5 million.

    Cash provided by operating activities was primarily due to net income of $1.7 million, a decrease in accounts receivable of $2.5 million, a decrease in inventories of $1.8 million and depreciation of $1.3 million, an increase in income taxes payable of $.9 million and an decrease in prepaid and other assets of $.3 million partially offset by a decrease in accounts payable of $3.1 million and an increase in deferred income taxes of $.4 million. The decrease in accounts receivable was principally due to faster collections of outstanding accounts receivable at the end of fiscal 2006. Inventories declined due to improved inventory management and accounts payable decreased as a result of management’s decision to pay our vendors on a more timely basis. The increase in income taxes payable and deferred income taxes was primarily attributable to U.S. income taxes on deemed dividends from the Honduran subsidiary to the U.S. parent company and the differences in timing of the deductibility of expenses for income tax versus financial accounting purposes.

    Cash used in investing activities was related to purchases of capital equipment in the amount of $.7 million.  We expect capital purchases for fiscal 2007 to increase to a $1.5 million to $2.0 million range largely as a result of expected improvements to our Clearwater, Florida facility.

    Cash used in financing activities in the amount of $2.5 million was primarily due to repayments of borrowings under our line of credit in the amount of $2.4 million and cash dividends paid of $.3 million, offset by proceeds from exercises of stock options in the amount of $.2 million.

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

    As of March 31, 2006, we have both short and long-term debt. Our loans are subject to changes in interest rates.  With our current level of debt, a 1% change in the market rate of interest would result in a change in our annual interest expense of $30 thousand.  Additionally, the rate of interest is based on either the lender’s prime rate or on the 30-day London Interbank Offering Rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $5 thousand on an annual basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Consolidated Financial Statements

Notes to Consolidated Financial Statements  ..........................................................................................  F-6 thru F-21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.  CONTROLS AND PROCEDURES

    As of the end of the period covered by this Annual Report, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (“the Certifying Officers”), an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under Rules 13a–15(e) and 15d–15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that, due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2006.

    Further, there were no changes in our internal control over financial reporting during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    In conjunction with TRC’s implementation of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes in March 2007, Management evaluated a potential income tax matter arising under its Amended Revolving Credit Agreement that had been jointly entered into by TRC and its wholly-owned subsidiary, TRC Honduras SA de C.V. (“TRC Honduras”), with its lender. As a result of this evaluation, Management concluded that a deemed dividend for income tax purposes had been triggered through these borrowings, and the Board of Directors of TRC concurred with management's conclusion that TRC’s financial statements for years ended March 31, 2005 and March 31, 2006 and certain of its interim, unaudited consolidated financial statements were in error, should be restated and should no longer be relied upon.  In conjunction with the restatements, Management concluded that a material weakness in internal control over financial reporting existed as of March 31, 2006.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

    The material weakness in internal control over financial reporting related to the Company’s accounting for income taxes.  Specifically, the Company did not have sufficient knowledge of international tax laws applicable in the Company’s circumstances, to properly account for taxes related to foreign operations.  The Company has taken steps to remediate this control deficiency for future reporting periods.  These steps include obtaining third party tax consulting resources to assist in accounting for complex issues concerning international tax laws.  The Company expects to have this control deficiency remediated by the end of fiscal 2007.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required in Item 10 is incorporated into Part III of the Annual Report on Form 10-K/A Amendment No. 1 by reference to our definitive Proxy Statement under the heading “Proposal No. 1 - Election of Directors” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

Family Relationships

    No family relationships exist between any of our directors and executive officers.  There are no arrangements or understandings between any director and any other person concerning service or nomination as a director.

Code of Ethics

    We have adopted a written code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller or persons serving similar functions.  We have also adopted a code of ethics that applies to all employees, officers and directors of TRC.  Our Code of Ethics is publicly available on the investor relations page of our website at www.trci.net and is filed as an exhibit to this Annual Report on Form 10-K/A Amendment No. 1.  To the extent required by law, any amendments to, or waivers from, any provision of the Code of Ethics will promptly be disclosed to the public.  To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required in Item 11 is incorporated into Part III of this Annual Report on Form 10-K/A Amendment No. 1 by reference to our definitive Proxy Statement under the heading “Executive Compensation and Other Information” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required in Item 12 is incorporated into Part III of this Annual Report on Form 10-K/A Amendment No. 1 by reference to our definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

Equity Compensation Plan Information

    The table below provides information about the common stock that may be issued under all of our existing equity compensation plans as of March 31, 2006.

Plan Category		(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans approved by shareholders	(1)	3,117	$1.63	-
	(2)	210,976	5.13	150,000
	(3)	1,000	1.63	-
	(4)	325,818	9.70	453,850
Totals		540,911	7.86	603,850

(1)  Technology Research Corporation 1993 Incentive Stock Option Plan.
(2)  Technology Research Corporation 1996 Incentive Stock Option Performance Plan.
(3)  Technology Research Corporation 1993 Amended and Restated Non-Qualified Stock Option Plan.
(4)  Technology Research Corporation 2000 Long Term Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in Item 13 is incorporated into Part III of this Annual Report on Form 10-K/A Amendment No. 1 by reference to our definitive Proxy Statement under the heading “Certain Relationships and Related transactions” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required in Item 14 is incorporated into Part III of this Annual Report on Form 10-K/A Amendment No. 1 by reference to our definitive Proxy Statement under the heading “Relationship with Independent Registered Public Accounting Firm” for the Annual Meeting of Shareholders scheduled to be held on August 24, 2006.

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

TECHNOLOGY RESEARCH CORPORATION

By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 19, 2007

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Owen Farren	Director, President and Chief Executive Officer	June 19, 2007
Owen Farren	(Principal Executive Officer)

/s/ Barry H. Black	Vice President of Finance and Chief Financial Officer	June 19, 2007
Barry H. Black	(Principal Financial and Accounting Officer)

/s/ Raymond B. Wood	Director and Senior Vice President of Government Operations	June 19, 2007
Raymond B. Wood	and Marketing

/s/ Robert S. Wiggins	Chairman of the Board	June 19, 2007
Robert S. Wiggins

/s/ Gerry Chastelet	Director	June 19, 2007
Gerry Chastelet

/s/ Patrick M. Murphy	Director	June 19, 2007
Patrick M. Murphy

/s/ Edmund F. Murphy, Jr.	Director	June 18, 2007
Edmund F. Murphy, Jr.

/s/ David F. Walker	Director	June 18, 2007
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

        Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004            F-5

        Notes to Consolidated Financial Statements                                                                                                          F-6

    Schedule II                                                                                                                                                                    F-21

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Technology Research Corporation:

We have audited the consolidated financial statements of Technology Research Corporation and subsidiary as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set fourth therein.

As discussed in note 1, the Company has restated its consolidated financial statements as of and for the years ended March 31, 2006 and 2005 to correct for errors in accounting for income taxes.

/s/  KPMG LLP

Tampa, Florida
May 5, 2006 except as to note 1 which is as of June 19, 2007
Certified Public Accountants

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Balance Sheets

March 31, 2006 and 2005
(In thousands, except share data)

ASSETS	2006	2005
	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$2,607	815
Short-term investments	500	487
Trade and other accounts receivable, net of allowance for
doubtful accounts of $78 in 2006 and $172 in 2005 (note 6)	10,730	13,115
Inventories, net (notes 3 and 6)	9,633	11,461
Deferred income taxes (notes 1 and 7)	455	218
Prepaid expenses and other current assets	210	515
Total current assets	24,135	26,611

Property, plant and equipment, net of accumulated depreciation of
$9,346 and $8,090 (note 4)	4,939	5,470
Other assets	70	96
Total assets	$29,144	32,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (note 6)	$1,000	3,000
Trade accounts payable	4,850	7,971
Accrued expenses	1,323	1,328
Accrued dividends	101	101
Income taxes payable	1,468	609
Total current liabilities	8,742	13,009
Long-term debt, less current portion (note 6)	2,000	2,350
Deferred income taxes (notes 1 and 7)	244	378
Total liabilities	10,986	15,737

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,848,649 shares and 5,795,375 shares issued, and
5,827,149 shares and 5,773,875 shares outstanding	2,983	2,955
Additional paid-in capital	8,770	8,483
Retained earnings	6,445	5,042
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	18,158	16,440
Total liabilities and stockholders' equity	$29,144	32,177

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Operations

Years ended March 31, 2006, 2005 and 2004
(In thousands, except share data)

	2006	2005	2004
	(Restated)	(Restated)
Revenues (note 10):
Commercial	$32,250	27,022	11,942
Military	13,370	12,269	12,304
Royalties	-	142	91
Total revenues	45,620	39,433	24,337
Cost of sales	34,978	29,618	14,831
Gross profit	10,642	9,815	9,506

Operating expenses:
Selling and marketing	2,640	2,546	2,394
General and administrative	3,327	2,593	1,911
Research and development	1,955	2,034	1,380
Other	-	(1)	(1)
Total operating expenses	7,922	7,172	5,684
Income from operations	2,720	2,643	3,822

Interest expense	(255)	(48)	-
Other income	32	29	15
	(223)	(19)	15
Income before income taxes	2,497	2,624	3,837
Income tax expense (notes 1 and 7)	746	1,378	1,161
Net income	$1,751	1,246	2,676

Earnings per share - basic	$0.30	0.22	0.48

Earnings per share - diluted	$0.30	0.21	0.46

Shares outstanding - basic	5,786,129	5,754,816	5,589,181

Shares outstanding - diluted	5,833,947	5,954,068	5,827,726

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended March 31, 2006, 2005 and 2004
(In thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders' equity

Balances as of March 31, 2003:	5,440,370	$2,785	7,528	1,803	(40)	12,076

Dividends - $0.06 per share	-	-	-	(337)	-	(337)
Net income	-	-	-	2,676	-	2,676
Tax benefit related to exercise of stock options	-	-	549	-	-	549
Exercise of stock options	287,888	147	340	-	-	487
Balances as of March 31, 2004:	5,728,258	2,932	8,417	4,142	(40)	15,451

Dividends - $0.06 per share	-	-	-	(346)	-	(346)
Net income (restated)	-	-	-	1,246	-	1,246
Tax benefit related to exercise of stock options	-	-	15	-	-	15
Exercise of stock options	45,617	23	51	-	-	74
Balances as of March 31, 2005 (restated):	5,773,875	2,955	8,483	5,042	(40)	16,440

Dividends - $0.06 per share	-	-	-	(348)	-	(348)
Net income (restated)	-	-	-	1,751	-	1,751
Stock compensation expense	-	-	38	-	-	38
Tax benefit related to exercise of stock options	-	-	51	-	-	51
Exercise of stock options	53,274	28	198	-	-	226
Balances as of March 31, 2006 (restated):	5,827,149	$2,983	8,770	6,445	(40)	18,158

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Cash Flows

Years ended March 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$1,751	1,246	2,676
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	(94)	141	(14)
Accretion on short-term investments	(13)	-	-
Tax benefit of stock options exercised	51	15	549
Stock compensation expense	38	-	-
Depreciation	1,255	948	837
Gain on disposal of assets	-	(1)	(1)
Changes in operating assets and liabilities:
Trade and other accounts receivable	2,479	(9,835)	(634)
Income taxes receivable	-	-	20
Inventories, net	1,828	(5,827)	(969)
Deferred income taxes	(371)	164	89
Prepaid expenses and other current assets	305	(309)	(84)
Other assets	26	(57)	14
Trade accounts payable	(3,121)	6,423	495
Accrued expenses	(5)	561	403
Income taxes payable	859	178	431
Deferred revenue	-	(40)	(10)
Net cash provided by (used in) operating activities	4,988	(6,393)	3,802

Cash flows from investing activities:
Capital expenditures	(725)	(3,351)	(515)
Purchases of short-term investments	-	(487)	-
Net cash used in investing activities	(725)	(3,838)	(515)

Cash flows from financing activities:
Borrowings under line of credit	(2,350)	5,350	-
Proceeds from the exercise of stock options	226	74	487
Cash dividend paid	(347)	(346)	(335)
Net cash provided by (used in) financing activities	(2,471)	5,078	152

Net increase (decrease) in cash and cash equivalents	1,792	(5,153)	3,439
Cash and cash equivalents at beginning of year	815	5,968	2,529
Cash and cash equivalents at end of year	$2,607	815	5,968

Supplemental cash flow information:
Cash paid for interest	$228	37	-
Cash paid for income taxes	$207	1,037	72

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

Note 1  Restatement

Overview

The Consolidated Financial Statements and other financial information of Technology Research Corporation (“TRC”or the “Company”) have been restated for the years ended March 31, 2006 and 2005 and for the quarters ended December 31, 2004, June 30, 2005, September 30, 2005 and December 31, 2005.  The financial statement restatements reflect:

•                  An increase in current income tax expense and current income tax payable on deemed dividends from foreign operations triggered by borrowings under a joint credit facility with our wholly-owned foreign subsidiary,

•                 An increase in deferred income tax expense and deferred income tax liability due to inability to assert the indefinite reversal criteria of APB 23, Accounting for Income Taxes – Special Areas, until the fourth quarter of fiscal 2006 on earnings from foreign operations

• An increase in interest expense and interest payable due on the additional income taxes and related income tax effects.

On March 29, 2007 the Board of Directors concluded, based upon the recommendations of management, that the Company had inadvertently triggered additional U.S. taxable income and an income tax liability of approximately $1.2 million (including interest) under the provisions of Sections 951 and 956 of the Internal Revenue Code due to borrowings under the Company’s joint line of credit with our Honduran subsidiary during the fiscal years ended March 31, 2005 and 2006.

The following details the reasons for the restatement of the Consolidated Financial Statements.

The Company is required to comply with the newly issued accounting standard, FASB Interpretation No. 48 (“FIN 48”) entitled Accounting for Uncertainty in Income Taxes commencing in the quarter ended June 30, 2007.  In connection with our implementation of FIN 48, during March 2007, our management evaluated a potential income tax matter arising under our Amended Revolving Credit Agreement that had been jointly entered into by us and our wholly-owned subsidiary, TRC Honduras SA de C.V. (“TRC Honduras”), with our lender.  We evaluated whether using the assets of the Honduran subsidiary as collateral for the Company’s borrowings beginning with the quarter ended December 31, 2004 through March 31, 2006 would constitute a deemed dividend from the subsidiary to the parent company and therefore result in additional U.S. taxable income and income tax expense.  In March 2007 our management consulted with two independent international tax consultants to determine whether an income tax liability had been triggered inadvertently under the provisions of Sections 951 and 956 of the Internal Revenue Code.  As a result of this review management concluded that a deemed dividend had been triggered through these borrowings and the Board of Directors concurred with management's conclusion that our financial statements for years ended March 31, 2005 and March 31, 2006 and certain of its interim, unaudited consolidated financial statements were in error, should be restated and should no longer be relied upon.

As it had been management’s intention to reinvest undistributed earnings of the Honduran subsidiary and thereby indefinitely postpone their repatriation, no provision for income taxes attributable to the undistributed earnings had been recorded  in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income taxes. Accordingly, a provision of $.8 million in 2005 and $.3 million in 2006 was recorded for the income taxes attributable to Honduran earnings.

In April 2007, the Company filed amended income tax returns for the years ended March 31, 2006 and March 31, 2005 to report the additional income and pay additional income taxes.

Summary Effects of Restatement

The following table sets forth the summary effects of the restatement on our previously reported Consolidated Balance Sheets and Consolidated Statements of Operations as of and for the years ended March 31, 2006 and 2005.

	March 31
Effects of restatement	2006	2005
	(in thousand except per share amounts)
Consolidated Balance Sheets
Increase (decrease) in current deferred tax assets	$10	$(270)
Increase in accrued expenses	27	-
Increase in income taxes payable	1,111	497

	Year ended March 31
	2006	2005
	(in thousand except per share amounts)

	$27	$0
	334	767
	(361)	(767)
Earnings per share as previously reported:
Basic	$0.37	$0.35
Diluted	0.36	0.34
Earnings per share as restated:
Basic	$0.30	$0.22
Diluted	0.30	0.21

 Effects of restatement

The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements for the years ended March 31, 2006 and 2005:

	2006		2005
March 31	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$445	$455	$488	$218
Total current assets	24,125	24,135	26,881	26,611
Total assets	29,134	29,144	32,447	32,177

Accrued expenses	1,296	1,323	1,328	1,328
Income taxes payable	357	1,468	112	609
Total current liabilities	7,604	8,742	12,512	13,009
Deferred income taxes	244	244	378	378
Total liabilities	9,848	10,986	15,240	15,737

Retained earnings	7,573	6,445	5,809	5,042
Total stockholders’ equity	19,286	18,158	17,207	16,440

Total liabilities and stockholders’ equity	$29,134	$29,144	$32,447	$32,177

	2006		2005
Years ended March 31,	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statements of Operations
Interest expense	$228	$255	$48	$48
Income before income taxes	2,524	2,497	2,624	2,624
Income tax expense	412	746	611	1,378
Net income	$2,112	$1,751	$2,013	$1,246
Per share amounts:
Earnings per share - basic	$0.37	$0.30	$0.35	$0.22
Earnings per share - diluted	0.36	0.30	0.34	0.21

	2006		2005
Years ended March 31,	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Statements of Stockholders’ Equity
Total stockholders’ equity at April 1	$17,207	$16,440	$15,451	$15,451
Increase attributable to net income	2,112	1,751	2,013	1,246
Total stockholders’ equity at March 31	$19,286	$18,158	$17,207	$16,440

(2)  Summary of Significant Accounting Policies

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

	Years ended March 31,

	2006	2005	2004
	(Restated)	(Restated)

Net income - as reported	$1,751	1,246	2,676
Deduct: Total stock-based compensation expense determined
under fair value based method, net of income taxes	(1,374)	(852)	(118)
Add: Stock compensation expense, net of taxes	31	-	-
Net income - pro forma	$408	394	2,558

Basic earnings per share:
As reported	$0.30	0.22	0.48
Pro forma	$0.07	0.07	0.46

Diluted earnings per share
As reported	$0.30	0.21	0.46
Pro forma	$0.07	0.07	0.44

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

The table below reconciles the calculation of basic and diluted earnings per share:

	Years ended March 31,
	2006	2005	2004
	(Restated)	(Restated)
Net income	$1,751	1,246	2,676
Weighted average shares outstanding - basic	5,786,129	5,754,816	5,589,181
Dilutive common shares issuable upon exercise of stock options	47,818	199,252	238,545
Weighted average shares outstanding - diluted	5,833,947	5,954,068	5,827,726
Earnings per common share:
Basic	$0.30	0.22	0.48
Diluted	$0.30	0.21	0.46

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

(3)  Inventories

Inventories at March 31, 2006 and 2005 consist of the following:
	2006	2005

Raw materials	$6,618	8,670
Work-in-process	449	629
Finished goods	2,566	2,162
Total	$9,633	11,461

Approximately 38% and 47% of inventories were located in Honduras as of March 31, 2006 and 2005, respectively.

(4)  Property, Plant and Equipment

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

(6)  Debt

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

March 31, 2006, 2005 and 2004
(In thousands, except share data)

(7)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2006 and 2005 are presented below:

	2006	2005
	(Restated)	(Restated)
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$28	62
Inventories, principally due to a different cost basis for financial reporting purposes and additional costs inventoried for tax purposes	343	407
Accrued expenses	117	97
Total gross deferred tax assets	488	566

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(244)	(378)
Undistributed foreign earnings	-	(270)
Prepaid expenses	(33)	(78)
Total gross deferred tax liability	(277)	(726)
Net deferred tax assets (liabilities)	$211	(160)

Net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets as of March 31, 2006 and 2005 are as follows:

	2006	2005
	(Restated)	(Restated)

Deferred income taxes, current asset	$455	218
Deferred income taxes, noncurrent liability	(244)	(378)
	$211	(160)

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

Income tax expense (benefit) for the years ended March 31, 2006, 2005, and 2004 consists of:

	2006	2005	2004
	(Restated)	(Restated)
Current:
Federal	$1,070	1,160	1,016
State	47	54	56
	1,117	1,214	1,072
Deferred:
Federal	(366)	170	84
State	(5)	(6)	5
	(371)	164	89
	$746	1,378	1,161

Income tax expense for the years ended March 31, 2006, 2005 and 2004 differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

	2006	2005	2004
	(Restated)	(Restated)

Computed expected tax expense	$849	892	1,305
Increase (reduction) in income taxes resulting from:
Foreign earnings for which no income taxes have been provided	(47)		(249)
Deferred taxes on prior years’ foreign earnings	-	433
State income taxes, net of Federal income tax effect	28	31	40
Change in tax contingency accrual	(83)	-	-
Other	(1)	22	65
	$746	1,378	1,161

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

The operating results of the foreign manufacturing subsidiary are not subject to foreign tax as it is operating under an indefinite tax holiday granted on January 7, 2002 by the Honduran Secretary of Industry and Commerce.  Prior to January 7, 2002, the subsidiary operated under a 20-year tax holiday.  The foreign operations generated income of approximately $1,147 in 2006, $983 in 2005, and $733 in 2004.  No foreign income taxes have been provided on these results of operations.

The remaining undistributed earnings of the foreign subsidiary for income tax purposes is approximately $251 at March 31, 2006.  Beginning with the quarter ending December 31, 2004 through March 31, 2006, substantially all of the earnings of the Company’s foreign subsidiary, were deemed dividends to the parent company pursuant to Sections 951 and 956 of the Internal Revenue Code. These deemed dividends, which increase U.S. taxable income, resulted from borrowings under the Company’s revolving credit agreement that were secured by the assets of the Honduran subsidiary. As it had been management’s intention to reinvest undistributed earnings of the Honduran subsidiary, and thereby indefinitely postpone their repatriation, no provision for the taxes attributable to the undistributed earnings had been recorded in accordance with SFAS 109, Accounting for Income taxes. Accordingly, the provision for income taxes in fiscal 2005 and 2006 includes approximately $1,111 of income taxes resulting from these deemed dividends. It is the Company's intention to reinvest future undistributed earnings of its foreign subsidiary and thereby indefinitely postpone their repatriation.

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

As of March 31, 2006, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of outstanding as of March 31, 2006	Weighted average remaining contractual life(years)	Weighted average exercise price	Number exercisable as of March 31, 2006	Weighted average exercise price

$1.50 - 1.63	9,117	4.6	$1.56	9,117	$1.56
$1.64 - 1.80	23,918	5.9	1.76	23,918	1.76
$1.81 - 4.87	10,000	9.8	4.87	10,000	4.87
$4.88 - 5.17	250,976	1.7	5.14	250,976	5.14
$5.18 - 8.30	40,000	9.6	7.58	10,000	8.30
$8.31-12.34	206,900	8.0	12.34	206,900	12.34
	540,911	5.1	$7.86	510,911	$7.89

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

	Years ended March 31,
	2006	2005	2004
Customer
U.S. Military (direct sales)	$6,110	6,368	6,893
Fermont, a division of DRS Technologies, Inc., a U.S. Government Prime Contractor	6,425	5,003	4,546
Total revenues for major customers	$12,535	11,371	11,439

Exports:
Australia	$1	5	28
Canada	24	25	344
Europe	2,080	2,239	2,208
Far East	10,598	6,293	1,390
South America	1,139	7	14
Middle East	3	26	24
Total exports	$13,845	8,595	4,008

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

(11)  Benefit Plan

The Company's 401(k) plan covers all employees with three months of service who are at least 21 years old.  The Company matches employee contributions dollar-for-dollar up to $400. Total Company contributions were approximately $27 in 2006, $28 in 2005 and $25 in 2004.

(12)  Litigation

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

(14)  Selected Quarterly Financial Data (Unaudited)

Information (unaudited) related to operating revenue, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2006 and 2005 are:

TECHNOLOGY RESEARCH CORPORATION
AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2006, 2005 and 2004
(In thousands, except share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
Year ended March 31, 2006:
Revenues	$10,577	8,662	11,354	15,027
Gross profit	2,293	1,779	2,852	3,717
Income (loss) from operations	431	(276)	1,082	1,482
Net income (loss)	254	(220)	665	1,052
Basic earnings (loss) per share	0.04	(0.04)	0.11	0.18
Diluted earnings (loss) per share	0.04	(0.04)	0.11	0.18

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(Restated)	(Restated)
Year ended March 31, 2005:
Revenues	$7,131	7,070	9,705	15,527
Gross profit	2,622	2,144	2,051	2,997
Income from operations	1,000	468	163	1,012
Net income (loss)	674	318	79	174
Basic earnings per share	0.12	0.06	0.01	0.03
Diluted earnings per share	0.11	0.05	0.01	0.03

(15)  Subsequent Events

Acquisition

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

Tower Litigation (Unaudited)

    In September 2006, a Markman Hearing was conducted before Judge Richard A. Lazzara, United States District Court, Middle District of Florida, for the purpose of patent claim construction interpretation in preparation for the February 5, 2007 trial

    On October 6, 2006, the Company’s attorneys filed a request with the United States Patent and Trademark Office (PTO) for an ex parte reexamination of the claims in Tower's ALCI Patent 5,943,199 entitled  MINI APPLIANCE LEAKAGE CURRENT INTERRUPTER.  The Requests asked the PTO to invalidate the claims of Tower's patent based on prior art contained within the request.  In view of this, on October 10, 2006, the Company’s attorneys filed a motion in the Rhode Island Federal District Court requesting the Court to stay the case pending the outcome of the ex parte reexamination request that was submitted to the PTO.  In a separate ruling on October 10, 2006, Judge Ernest C. Torres, United States District Court for the District of Rhode Island, ordered a nonbinding settlement mediation in this matter.

    On December 29, 2006, the Company entered into a Settlement Agreement with Tower Manufacturing Corporation (“Tower”).  Under the Settlement Agreement, the civil actions filed by both the Company and Tower, including Fedders Corporation, are to be dismissed.  The Company will receive $3.2 million, of which $1.5 million was paid in late January 2007 within the required 30 days of the dismissal of the Florida lawsuit, and the remainder payable in two annual installments of $850 of principal plus accrued interest, compounded quarterly at the prime interest rate.  The annual installments to be paid by Tower are personally guaranteed by Tower’s President.  The Company and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.  Royalty payments commence after June 30, 2007 based on the number of units sold by the Company and Tower, respectively.

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