Form 10-Q/A
period 2006-06-30
TECHNOLOGY RESEARCH CORP
filed 2007-06-20
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A
Amendment No. 1

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

    As of July 31, 2006, there were 5,888,828 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q/A Amendment No. 1 should be read in conjunction with the Company's Annual Report on Form 10-K/A Amendment No. 1 for the year ended March 31, 2006.

 EXPLANATORY NOTE

RESTATEMENT

Overview

    This amendment to our Form 10-Q  for the fiscal quarter ended June 30, 2006 restates our unaudited condensed consolidated financial statements and other financial information for the quarters ended June 30, 2006 and 2005 and revises certain disclosures.   We also filed an Amendment No. 1 to our Annual Report on Form 10-K/A to restate the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2006.

    The unaudited condensed consolidated financial statement restatements reflect:

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

Effects of Restatement

    The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements as of June 30 and March 31, 2006 and for the three months ended June 30, 2006 and 2005. These restatements have no net effect on cash flows from operations or total net cash flows for the periods restated.

	June 30, 2006		March 31, 2006
	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$434	$448	$445	$455
Total current assets	20,809	20,823	24,125	24,135
Total assets	26,299	26,313	29,134	29,144

Accrued expenses	1,056	1,094	1,296	1,323
Income taxes payable	26	1,137	357	1,468
Total current liabilities	5,423	6,572	7,604	8,742

Total liabilities	6,653	7,802	9,848	10,986

Retained earnings	7,511	6,376	7,573	6,445
Total stockholders’ equity	19,646	18,511	19,286	18,158

Total liabilities and stockholders’ equity	$26,299	$26,313	$29,134	$29,144

	Three months ended June 30, 2006		Three months ended June 30, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$33	$44	$50	$51
Income before income taxes	37	26	391	390
Income tax expense	10	6	98	136
Net income	$27	$20	$293	$254
Per share amounts:
Earnings per share - basic	$0.00	$0.00	$0.05	$0.04
Earnings per share - diluted	0.00	0.00	0.05	0.04

TECHNOLOGY RESEARCH CORPORATION

FORM 10-Q/A Amendment No. 1

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2006	March 31, 2006
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$2,515	2,607
Short-term investments	248	500
Trade and other accounts receivable, net of allowance for doubtful accounts of $93 and $78, respectively	8,181	10,730
Inventories	9,111	9,633
Deferred income taxes	448	455
Prepaid expenses and other current assets	320	210
Total current assets	20,823	24,135

Property and equipment, net of accumulated depreciation of $9,634 and $9,346, respectively	4,849	4,939
Intangible assets, net of accumulated amortization of $10 and $0, respectively	572	-
Other assets	69	70
Total assets	$26,313	29,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	1,000
Trade accounts payable	3,238	4,850
Accrued expenses	1,096	1,323
Accrued dividends	103	101
Income taxes payable	1,137	1,468
Total current liabilities	6,572	8,742

Long-term debt, less current portion	1,000	2,000
Deferred income taxes	230	244
Total liabilities	7,802	10,986

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,910,328 shares and 5,848,649 shares issued and 5,888,828 shares and 5,827,149 shares outstanding	3,014	2,983
Additional paid-in capital	9,161	8,770
Retained earnings	6,376	6,445
Common stock held in treasury, 21,500 shares, at cost	(40)	(40)
Total stockholders' equity	18,511	18,158
Total liabilities and stockholders' equity	$26,313	29,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three months ended June 30,
	2006	2005
	(Restated)	(Restated)
Revenues:
Commercial	$7,953	7,928
Military	2,662	2,649
Total revenues	10,615	10,577
Cost of sales	8,186	8,284
Gross profit	2,429	2,293
Operating expenses:
Selling and marketing	721	641
General and administrative	1,158	734
Research and development (includes $17 and $0 of
purchased in-process research and development, respectively)	486	487
Total operating expenses	2,365	1,862
Income from operations	64	431
Other income (expense):
Interest expense	(44)	(51)
Other income	6	10
	(38)	(41)
Income before income taxes	26	390
Income tax expense	6	136
Net income	$20	254

Earnings per share - basic	$0.00	0.04

Earnings per share - diluted	$0.00	0.04

Shares outstanding - basic	5,873,408	5,774,375

Shares outstanding - diluted	5,927,372	5,841,212

Dividends declared per share	$.015	.015

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$20	254
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of interest on short-term investments	(3)	(2)
Change in allowance for doubtful accounts	(15)	26
Depreciation	283	318
In-process research and development	17	-
Amortization of intangible assets	10	-
Stock compensation expense	23	-
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable, net	2,564	2,892
Inventories	601	(519)
Deferred income taxes	(7)	(314)
Prepaid expenses and other current assets	(110)	116
Other assets	1	24
Trade accounts payable	(1,612)	(2,629)
Accrued expenses	(229)	(251)
Income taxes payable	(331)	250
Net cash provided by operating activities	1,212	165
Cash flows from investing activities:
Maturities of short-term investments	499	-
Purchase of short-term investments	(244)	-
Acquisition of business	(331)	-
Purchases of property and equipment	(193)	(271)
Net cash used in investing activities	(269)	(271)
Cash flows from financing activities:
Repayments of short-term debt	(1,000)	(340)
Proceeds from the exercise of stock options	52	2
Cash dividends paid	(87)	(86)
Net cash used in financing activities	(1,035)	(424)
Net decrease in cash and cash equivalents	(92)	(530)
Cash and cash equivalents at beginning of period	2,607	815
Cash and cash equivalents at end of period	$2,515	285
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$347	-

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

    The financial statement restatements reflect:

•                  An increase in current income tax expense and current income tax payable on deemed dividends from foreign operations triggered by borrowings under a joint credit facility with our wholly-owned foreign subsidiary,

•                 An increase in deferred income tax expense and deferred income tax liability due to inability to assert the indefinite reversal criteria of APB 23 until the fourth quarter of fiscal 2006 on earnings from foreign operations

• An increase in interest expense and interest payable due on the additional income taxes and related income tax effects.

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

    As it had been management’s intention to reinvest undistributed earnings of the Honduran subsidiary and thereby indefinitely postpone their repatriation, no provision for income taxes attributable to the undistributed earnings had been recorded  in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Accordingly, a provision of $38 for the quarter ended June 30, 2005 was recorded for the income taxes attributable to Honduran earnings.

    As it is management’s intent to reinvest future earnings of the Honduran subsidiary, and thereby indefinitely postpone their repatriation, and the circumstances that triggered the taxation of foreign earnings are no longer in effect, no provision for income taxes attributable to the undistributed earnings of the Honduran subsidiary has been recorded for the quarter ended June 30, 2006.

    In April 2007 the Company filed amended income tax returns for the years ended March 31, 2006 and March 31, 2005 to report the additional income and pay additional income taxes.

Effects of Restatement

    The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements as of June 30 and March 31, 2006 and for the three months ended June 30, 2006 and 2005. These restatements have no net effect on cash flows from operations or total net cash flows for the periods restated.

	June 30, 2006		March 31, 2006
	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$434	$448	$445	$455
Total current assets	20,809	20,823	24,125	24,135
Total assets	26,299	26,313	29,134	29,144

Accrued expenses	1,056	1,094	1,296	1,323
Income taxes payable	26	1,137	357	1,468
Total current liabilities	5,423	6,572	7,604	8,742

Total liabilities	6,653	7,802	9,848	10,986

Retained earnings	7,511	6,376	7,573	6,445
Total stockholders’ equity	19,646	18,511	19,286	18,158

Total liabilities and stockholders’ equity	$26,299	$26,313	$29,134	$29,144

	Three months ended June 30, 2006		Three months ended June 30, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$33	$44	$50	$51
Income before income taxes	37	26	391	390
Income tax expense	10	6	98	136
Net income	$27	$20	$293	$254
Per share amounts:
Earnings per share - basic	$0.00	$0.00	$0.05	$0.04
Earnings per share - diluted	0.00	0.00	0.05	0.04

2.  Basis of Presentation:

    The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K/A Amendment No. 1 for the year ended March 31, 2006.

    The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented.

3.  Earnings Per Share:

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

    The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended June 30,
	2006	2005
	(Restated)	(Restated)
Net income	$20	254

Weighted average shares outstanding - basic	5,873,408	5,774,375
Dilutive common shares issuable upon exercise of stock options	53,964	66,837
Weighted average shares - diluted	5,927,372	5,841,212

Earnings per share:
Basic	$0.00	0.04
Diluted	$0.00	0.04

    For the three-month period ended June 30, 2006, options to purchase 246,900 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month period ended June 30, 2005, options to purchase 295,400 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

4.  Short-term Investments:

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

5.  Inventories:

    Inventories consist of the following:

June 30, 2006		March 31, 2006

Raw materials	$6,169	6,618
Work-in-process	495	449
Finished goods	2,447	2,566

Total	$9,111	9,633

6. Warranty:

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

7.  Debt:

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

8.  Stockholders' Equity

    The roll-forward of activity in the Company's stockholders' equity for the three months ended June 30, 2006 is as follows:

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2006 (restated):	5,827,149	$2,983	8,770	6,445	(40)	18,158

Dividends - $0.015 per share	-	-	-	(89)	-	(89)
Net income (restated)	-	-	-	20	-	20
Shares issued upon acquisition (note 9)	51,679	26	321	-	-	347
Stock compensation expense	-	-	23	-	-	23
Exercise of stock options	10,000	5	47	-	-	52
Balances as of June 30, 2006 (restated):	5,888,828	$3,014	9,161	6,376	(40)	18,511

9.  Stock-Based Compensation:

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

    The following table illustrates the impact on net income and earnings per share as if the Company had followed SFAS 123 and utilized its fair-value recognition provisions for all of its share-based compensation awards for the three months ended June 30, 2005 (in thousands, except per share data):

Three months ended
June 30, 2005
(Restated)
Net income - as reported	$254
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes of $409	(1,227)
Net loss - pro forma	$(973)
Basic earnings (loss) per share:
As reported	$0.04

Pro forma	$(0.17)
Diluted earnings (loss) per share:
As reported	$0.04

Pro forma	$(0.17)

    The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $23 resulting from the implementation of SFAS 123R was included in earnings for the first quarter ended June 30, 2006, the condensed consolidated statement of cash flows includes an adjustment to reconcile net income to net cash provided by operating activities of $23 due to this non-cash stock compensation expense.

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

10.  Acquisition

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

	Three months ended June 30,
	2006	2005
	(Restated)	(Restated)
Revenues	$10,666	10,679
Net income	$22	258
Diluted earnings per share	$0.00	0.04

11.  Litigation

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

12. Subsequent Event

Tower Litigation

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    As used in this interim report on Form 10-Q/A Amendment No.1, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This interim report on Form 10-Q/A Amendment No. 1 contains forward-looking statements, which are subject to the safety harbor provisions created by of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934.  Any forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.

    The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking.  Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures.  Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended March 31, 2006, our quarterly reports on Form 10-Q, and our current reports on Form 8-K.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us.  We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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

    TRC was incorporated in Florida in 1981.  Our principal offices are located at 5250-140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net.  Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Form 10-Q/A Amendment No. 1.

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
    •  to strengthen and expand its markets and distribution channels;
    •  to broaden the applications within target markets for its existing products;
    •  to expand the scope of its product content;
    •  to expand its manufacturing capabilities;
    •  to maintain a conservative capital structure; and
    •  to pursue strategic acquisitions to the extent favorable opportunities are presented

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

    Other income (expense) was $0 million of expense for the quarter ended June 30, 2006, unchanged from expense of $.0 million in the same quarter last year.

    Income tax expense was $.0 million for the quarter ended June 30, 2006 compared with $.1 million for the quarter ended June 30, 2005. Income taxes as a percent of income before income taxes was 23% for the quarter ended June 30, 2006, compared with 35% for the quarter ended June 30, 2005.  Included in 2005 income tax expense is an income tax provision of $.1 million attributable to earnings of our wholly owned foreign subsidiary that were taxable to the parent as deemed dividends, whereas 2006 expense includes no provision for taxes on foreign earnings.

    Historically our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes, which is subject to income taxes. However, in the quarter ended June 30, 2005 earnings from foreign operations were taxable as deemed dividends to the parent company due to borrowings under our revolving credit agreement that were secured by the assets of the Honduran subsidiary. The circumstances that triggered the taxation of foreign earnings are no longer in effect and it is management’s intention to reinvest undistributed earnings of our Honduran subsidiary and thereby indefinitely postpone their repatriation.  In accordance with SFAS 109, Accounting for Income Taxes, for the quarter ended June 30, 2006 we have not recorded a provision for income taxes on the earnings of our foreign subsidiary.

    At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.

    Net income for the quarter ended June 30, 2006 was $.0 million, compared to net income of $.3 million in the same quarter last year.  Basic and diluted earnings per share were $0.00 for the quarter ended June 30, 2006, compared to basic and diluted earnings of $0.04 per share for the same quarter last year.  The decrease in net income in the first quarter of fiscal 2007 when compared with the first quarter of fiscal 2006 is due to higher general and administrative expenses of $.4 million and higher selling and marketing expense of $.1 million in the first quarter of fiscal 2007 partially offset by higher first quarter fiscal 2007 gross profit of $.1 million and lower income tax of $.1 million.
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

    Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It had been management’s intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, prior to fiscal 2005 no provision had been made for foreign withholding taxes or United States income taxes which would become payable if undistributed earnings of our foreign subsidiary are paid to us as dividends.  In fiscal 2005 and fiscal 2006, pursuant to Sections 951 and 956 of the Internal Revenue Code, approximately $3.3 million of  current year and prior undistributed earnings of our Honduran subsidiary were deemed dividends to the parent company and subject to U.S. income tax. Accordingly a provision was recorded for all of the taxes attributable to these deemed dividends in fiscal 2005 and fiscal 2006. The circumstances that triggered the taxation of our foreign earnings no longer exist. Therefore, for the three months ended June 30, 2006 no provision has been made for foreign withholding taxes or United States income taxes. It is our intention to reinvest future undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

    As of the end of the period covered by this interim report on Form 10-Q/A Amendment No.1 , we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

    Further, there were no changes in our internal control over financial reporting during our first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    In conjunction with TRC’s implementation of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes in March 2007, Management evaluated a potential income tax matter arising under its Amended Revolving Credit Agreement that had been jointly entered into by TRC and its wholly-owned subsidiary, TRC Honduras SA de C.V. (“TRC Honduras”), with its lender. As a result of this evaluation, Management concluded that a deemed dividend for income tax purposes had been triggered through these borrowings, and the Board of Directors of TRC concurred with management's conclusion that TRC’s financial statements for years ended March 31, 2005 and March 31, 2006 and certain of its interim, unaudited consolidated financial statements including financial statements for the quarter ended June 30, 2006 were in error, should be restated and should no longer be relied upon.  In conjunction with the restatements, Management concluded that a material weakness in internal control over financial reporting existed as of June 30, 2006.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Item 1A.  Risk Factors.

    In addition to the other information set forth in this Form 10-Q/A Amendment No.1, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended March 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K/A Amendment No. 1 are not the only risks that we face.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TECHNOLOGY RESEARCH CORPORATION

June 19, 2007	By: /s/ Owen Farren
Owen Farren
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

June 19, 2007	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)