Form 10-Q/A
period 2006-09-30
TECHNOLOGY RESEARCH CORP
filed 2007-06-20
CIK 741556

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

  EXPLANATORY NOTE

RESTATEMENT

Overview

    This amendment to our Form 10-Q  for the fiscal quarter ended September 30, 2006 restates our unaudited condensed consolidated financial statements and other financial information for the three and six months ended September 30, 2006 and 2005 and revises certain disclosures.   We also filed an Amendment No. 1 to our Annual Report on Form 10-K/A to restate the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2006.

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

Effects of Restatement

    The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements as of September 30 and March 31, 2006 and for the three and six months ended September 30, 2006 and 2005. These restatements have no net effect on cash flows from operations or total net cash flows for the periods restated.

	September 30, 2006		March 31, 2006
	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$686	$708	$445	$455
Total current assets	20,105	20,127	24,125	24,135
Total assets	25,440	25,462	29,134	29,144

Accrued expenses	1,191	1,252	1,296	1,323
Income taxes payable	105	1,216	357	1,468
Total current liabilities	5,087	6,259	7,604	8,742
Total liabilities	6,298	7,470	9,848	10,986

Retained earnings	6,976	5,826	7,573	6,445
Total stockholders’ equity	19,142	17,992	19,286	18,158

Total liabilities and stockholders’ equity	$25,440	$25,462	$29,134	$29,144

	Three months ended September 30, 2006		Three months ended September 30, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$25	$49	$64	$72
Loss before income taxes	(438)	(461)	(330)	(338)
Income tax benefit	(22)	(30)	(85)	(118)
Net loss	$(416)	$(431)	$(245)	$(220)
Per share amounts:
Loss per share - basic	$(0.07)	$(0.07)	$(0.04)	$(0.04)
Loss per share - diluted	(0.07)	(0.07)	(0.04)	(0.04)

	Six months ended September 30, 2006		Six months ended September 30, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$59	$93	$114	$123
Income (loss) before income taxes	(401)	(435)	60	51
Income tax (benefit) expense	(12)	(24)	12	18
Net (loss) income	$(389)	$(411)	$48	$33
Per share amounts:
(Loss) earnings per share - basic	$(0.07)	$(0.07)	$0.01	$0.01
(Loss) earnings per share - diluted	(0.07)	(0.07)	0.01	0.01

TECHNOLOGY RESEARCH CORPORATION

FORM 10-Q/A Amendment No. 1

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2006	March 31, 2006
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$1,023	2,607
Short-term investments	510	500
Trade and other accounts receivable, net of allowance for doubtful accounts of $113 and $78, respectively	7,704	10,730
Inventories	10,018	9,633
Deferred income taxes	708	455
Prepaid expenses and other current assets	164	210
Total current assets	20,127	24,135

Property and equipment, net of accumulated depreciation of $9,918 and $9,346, respectively	4,712	4,939
Intangible assets, net of accumulated amortization of $27 and $0, respectively	555	-
Other assets	68	70
Total assets	$25,462	29,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	1,000
Trade accounts payable	3,658	4,850
Accrued expenses	1,252	1,323
Accrued dividends	133	101
Income taxes payable	1,216	1,468
Total current liabilities	6,259	8,742

Long-term debt, less current portion	1,000	2,000
Deferred income taxes	211	244
Total liabilities	7,470	10,986

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,910,328 shares and 5,848,649 shares issued and 5,888,828 shares and 5,827,149 shares outstanding	3,014	2,983
Additional paid-in capital	9,192	8,770
Retained earnings	5,826	6,445
Common stock held in treasury, 21,500 shares, at cost	(40)	(40)
Total stockholders' equity	17,992	18,158
Total liabilities and stockholders' equity	$25,462	29,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Commercial	$7,227	5,539	15,181	13,466
Military	2,478	3,123	5,140	5,772
Total revenues	9,705	8,662	20,321	19,238
Cost of sales	7,739	6,883	15,925	15,166
Gross profit	1,966	1,779	4,396	4,072

Operating expenses:
Selling and marketing	724	567	1,445	1,207
General and administrative	1,121	950	2,279	1,685
Research and development	542	538	1,029	1,026
Total operating expenses	2,387	2,055	4,753	3,918
Income (loss) from operations	(421)	(276)	(357)	154
Other income (expense):
Other income, net	9	10	15	20
Interest expense	(49)	(72)	(93)	(123)
Other expense, net	(40)	(62)	(78)	(103)
Income (loss) before income taxes	(461)	(338)	(435)	51
Income tax expense (benefit)	(30)	(118)	(24)	18
Net income (loss)	$(431)	(220)	(411)	33

Earnings (loss) per share - basic	$(0.07)	(0.04)	(0.07)	0.01

Earnings (loss) per share - diluted	$(0.07)	(0.04)	(0.07)	0.01

Shares outstanding - basic	5,888,828	5,775,625	5,880,017	5,775,018

Shares outstanding - diluted	5,888,828	5,775,625	5,880,017	5,836,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(411)	33
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Accretion of interest on short-term investments	(9)	-
Change in allowance for doubtful accounts	35	-
Depreciation	572	625
In-process research and development	17	-
Amortization of intangible assets	27	-
Stock compensation expense	49	38
Deferred income taxes	(286)	(362)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable	2,991	6,389
Income taxes receivable	-	(44)
Inventories	(306)	(545)
Prepaid expenses and other current assets	46	213
Other assets	2	32
Trade accounts payable	(1,192)	(3,885)
Accrued expenses	(71)	(257)
Income taxes payable	(252)	205
Net cash provided by operating activities	1,212	2,442
Cash flows from investing activities:
Maturities of short-term investments	499	486
Purchase of short-term investments	(500)	-
Acquisition of business	(331)	-
Purchases of property and equipment	(345)	(510)
Net cash used in investing activities	(677)	(24)
Cash flows from financing activities:
Borrowings of short-term debt	-	10
Repayments of short-term and long-term debt	(2,000)	(800)
Proceeds from the exercise of stock options	52	4
Tax benefit of stock option exercised	5	-
Cash dividends paid	(176)	(173)
Net cash used in financing activities	(2,119)	(959)
Net increase (decrease) in cash and cash equivalents	(1,584)	1,459
Cash and cash equivalents at beginning of period	2,607	815
Cash and cash equivalents at end of period	$1,023	2,274
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$347

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

    As it had been management’s intention to reinvest undistributed earnings of the Honduran subsidiary and thereby indefinitely postpone their repatriation, no provision for income taxes attributable to the undistributed earnings had been recorded  in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Accordingly, a provision of $6 for the six months ended September 30, 2005, was recorded for the income taxes attributable to Honduran earnings.

    As it is management’s intent to reinvest future earnings of the Honduran subsidiary, and thereby indefinitely postpone their repatriation, and the circumstances that triggered the taxation of foreign earnings are no longer in effect, no provision for income taxes attributable to the undistributed earnings of the Honduran subsidiary has been recorded for the six months ended September 30, 2006.

    In April 2007 the Company filed amended income tax returns for the years ended March 31, 2006 and March 31, 2005 to report the additional income and pay additional income taxes.

Effects of Restatement

    The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements as of September 30 and March 31, 2006 and for the three and six months ended September 30, 2006 and 2005. These restatements have no net effect on cash flows from operations or total net cash flows for the periods restated.

	September 30, 2006		March 31, 2006
	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$686	$708	$445	$455
Total current assets	20,105	20,127	24,125	24,135
Total assets	25,440	25,462	29,134	29,144

Accrued expenses	1,191	1,252	1,296	1,323
Income taxes payable	105	1,216	357	1,468
Total current liabilities	5,087	6,259	7,604	8,742
Total liabilities	6,298	7,470	9,848	10,986

Retained earnings	6,976	5,826	7,573	6,445
Total stockholders’ equity	19,142	17,992	19,286	18,158

Total liabilities and stockholders’ equity	$25,440	$25,462	$29,134	$29,144

	Three months ended September 30, 2006		Three months ended September 30, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$25	$49	$64	$72
Loss before income taxes	(438)	(461)	(330)	(338)
Income tax benefit	(22)	(30)	(85)	(118)
Net loss	$(416)	$(431)	$(245)	$(220)
Per share amounts:
Loss per share - basic	$(0.07)	$(0.07)	$(0.04)	$(0.04)
Loss per share - diluted	(0.07)	(0.07)	(0.04)	(0.04)

	Six months ended September 30, 2006		Six months ended September 30, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$59	$93	$114	$123
Income (loss) before income taxes	(401)	(435)	60	51
Income tax (benefit) expense	(12)	(24)	12	18
Net (loss) income	$(389)	$(411)	$48	$33
Per share amounts:
(Loss) earnings per share - basic	$(0.07)	$(0.07)	$0.01	$0.01
(Loss) earnings per share - diluted	(0.07)	(0.07)	0.01	0.01

2.  Basis of Presentation:

    The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K/A Amendment No.1 for the year ended March 31, 2006.

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

    The table below reconciles the calculation of basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(431)	(220)	(411)	33

Weighted average shares outstanding - basic	5,888,828	5,775,625	5,880,017	5,775,018
Dilutive common shares issuable upon exercise of stock options	-	-	-	61,454
Weighted average shares outstanding - diluted	5,888,828	5,775,625	5,880,017	5,836,472

Earnings (loss) per share:
Basic	$(0.07)	(0.04)	(0.07)	(0.01)
Diluted	$(0.07)	(0.04)	(0.07)	(0.01)

    For both the three-month and six-month periods ended September 30, 2006, options to purchase 304,935 shares of common stock were considered anti-dilutive for the purposes of calculating loss per share.  For the three-month and six-month periods ended September 30, 2005, options to purchase 657,852 and 593,354 shares of common stock were considered anti-dilutive for purposes of calculating earnings (loss) per share.

4.  Short-term Investments:

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

	Three months ended	Six months ended
	September 30,	September 30,

	2006	2005	2006	2005
Beginning balance	$130	342	111	310
Warranty expense	32	236	80	323
Warranty claims	(30)	(308)	(59)	(363)
Ending balance	$132	270	132	270

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

8.  Stockholders' Equity

    The roll-forward of activity in the Company's stockholders' equity for the six months ended September 30, 2006 is as follows:

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2006 (restated):	5,827,149	$2,983	8,770	6,445	(40)	18,158

Dividends - $0.035 per share	-	-	-	(208)	-	(208)
Net loss (restated)	-	-	-	(411)	-	(411)
Shares issued upon acquisition (note 9)	51,679	26	321	-	-	347
Stock compensation expense	-	-	49	-	-	49
Exercise of stock options	10,000	5	47	-	-	52
Tax benefit of stock option exercise			5			5
Balances as of September 30, 2006 (restated):	5,888,828	$3,014	9,192	5,826	(40)	17,992

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

    The following table illustrates the impact on net income (loss) and earnings (loss) per share as if the Company had followed SFAS 123 and utilized its fair-value recognition provisions for all of its share-based compensation awards for the three and six months ended September 30, 2005 (in thousands, except per share data):

	Three months ended	Six months ended
	September 30, 2005	September 30, 2005
	(Restated)	(Restated)
Net income (loss) - as reported	$(220)	33
Add: Total stock-based employee compensation expense included in the determination of reported net income, net of related income taxes of $8 and $8, respectively.	31	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes of $12 and $336, respectively.	(35)	(1,344)
Net loss - pro forma	$(224)	(1,280)
Basic earnings (loss) per share:
As reported	$(0.04)	0.01

Pro forma	$(0.04)	(0.22)
Diluted earnings (loss) per share:
As reported	$(0.04)	0.01

Pro forma	$(0.04)	(0.22)

    The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $26 and $49, respectively, resulting from the implementation of SFAS 123R was included in loss for the three and six months ended September 30, 2006, the condensed consolidated statement of cash flows for the six months ended September 30, 2006, includes an adjustment to reconcile net income to net cash provided by operating activities of $49 due to this non-cash stock compensation expense.

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

    The table below summarizes stock option activity for the Plans from April 1, 2006 through September 30, 2006:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(inthousands)	price	contractual life
Balance as of March 31, 2006	603,850	540,911	$ 745	$ 7.86	5.05
Options authorized	-	-		-
Options expired	(150,000)	(210,976)		$ 5.13	0
Options granted	(10,000)	10,000		$ 6.04	9.61
Options canceled	-	(25,000)		$ 9.47	0
Options exercised	-	(10,000)		$ 5.17	0
Balance as of September 30, 2006	443,850	304,935	$ 84	$ 9.64	7.63
Exercisable as of September 30, 2006		264,935	$ 84	$10.04	7.35
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

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$9,705	8,791	20,372	19,470
Net income (loss)	$(431)	(214)	(409)	43
Diluted earnings (loss) per share	$(0.07)	(0.04)	(0.07)	(0.01)

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

12.            Subsequent Event
Tower Litigation

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

13.            New Accounting Standards

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    As used in this interim report on Form 10-Q/A Amendment No. 1, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

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

    The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking.  Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures.  Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our last filed Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended March 31, 2006, our quarterly reports on Form 10-Q/A Amendment No. 1, and our current reports on Form 8-K.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us.  We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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

    TRC was incorporated in Florida in 1981.  Our principal offices are located at 5250-140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net.  Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Quarterly Report on Form 10-Q/A Amendment No. 1.

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

    Other income (expense) was $(40) thousand of expense for the quarter ended September 30, 2006, compared to $(62) thousand in the same quarter last year, a decrease in expense of $22 thousand.  For the six months ended September 30, 2006, other income and expense was an expense of $(78) thousand, compared to $(103) thousand for the same period last year, a decrease in expense of $25 thousand.  The decrease in expense for the three and six-month periods ended September 30, 2006 over the comparable prior year periods was attributed to lower interest expense associated with lower loan balances partially offset by interest expense attributable to taxes payable on foreign earnings.

    Income tax (benefit) expense was $.0 million for both  the quarter and six months ended September 30, 2006 compared with a benefit of $(.1) million for the quarter ended September 30, 2005 and $.0 million of expense for the six months ended September 30, 2005 Income taxes as a percent of income before income taxes was (7)% and (6)% for the quarter and six months ended September 30, 2006, compared with (35)% and 35% for the quarter and six months ended September 30, 2005.  Included in 2005 income tax expense is an income tax provision of $.1 million and $.2 million for the quarter and six months ended September 30, 2005, respectively, attributable to earnings of our wholly owned foreign subsidiary that were taxable to the parent as deemed dividends, whereas the quarter and six months ended September 30, 2006 expense includes no provision for taxes on foreign earnings.

    Historically our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes, which is subject to income taxes. However, in the 3 and six months ended September 30, 2005 earnings from foreign operations were taxable as deemed dividends to the parent company due to borrowings under our revolving credit agreement that were secured by the assets of the Honduran subsidiary. The circumstances that triggered the taxation of foreign earnings are no longer in effect and it is management’s intention to reinvest undistributed earnings of our Honduran subsidiary and thereby indefinitely postpone their repatriation. In accordance with SFAS 109, Accounting for Income Taxes, for the three and six-month periods ended September 30, 2006 we have not recorded a provision for income taxes on the earnings of our foreign subsidiary.

    At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.

    Net income (loss) for the quarter ended September 30, 2006 was $(.4) million, compared to a net loss of $(.2) million in the same quarter last year.  The basic and diluted loss per share was $(.07) for the quarter ended September 30, 2006, compared to a basic and diluted loss of $(.04) per share for the same quarter last year.  The net loss for the six-month period ended September 30, 2006 was $(.4) million, compared to net income of $.0 million for the same period in the prior year.  The basic and diluted loss per share was $(.07) for the six-month period ended September 30, 2006, compared to basic and diluted income of $.01 per share for the same period of the prior year.  Net loss for the three and six-month periods ended September 30, 2006, compared to comparable prior year periods, were impacted by many factors including product mix, the write-down in inventory and higher operating expenses largely due to the patent infringement lawsuit as further described above along with the higher income tax expense in the September 30, 2005 quarter and six month periods due to the additional income taxes resulting from the deemed dividend from the Honduran subsidiary to the U.S. parent.

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

    Cash provided by operating activities primarily resulted from a net loss of $.4 million, a decrease in trade accounts receivable of $3.0 million and depreciation of $.6 million partially offset by a decrease in trade accounts payable of $1.2 million, a decrease of income taxes payable of $.3 million, an increase in deferred income taxes of $.3 million , and an increase in inventories of $.3 million. The decrease in accounts receivable was primarily due to improved collections of receivables including a high volume of collections from our room air conditioning customers.  The decrease in accounts payable was principally due to bringing our balances with vendors to a more current position.  The reduction in income tax payable and increase in deferred income taxes reflects federal and state income tax payments made and the differences in timing of the deductibility of expenses for income tax versus financial accounting purposes.

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

    Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It had been management’s intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, prior to fiscal 2005 no provision had been made for foreign withholding taxes or United States income taxes which would become payable if undistributed earnings of our foreign subsidiary are paid to us as dividends. In fiscal 2005 and fiscal 2006, pursuant to Sections 951 and 956 of the Internal Revenue Code, approximately $3.3 million of  current year and prior undistributed earnings of our Honduran subsidiary were deemed dividends to the parent company and subject to U.S. income tax. Accordingly a provision was recorded for all of the taxes attributable to these deemed dividends in fiscal 2005 and fiscal 2006. The circumstances that triggered the taxation of our foreign earnings no longer exist. Therefore, for the three and six months ended September 30, 2006, no provision has been made for foreign withholding taxes or United States income taxes. It is our intention to reinvest future undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

    As of the end of the period covered by this interim report on Form 10-Q/A Amendment No. 1, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

    Further, there were no changes in our internal control over financial reporting during our second fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    In conjunction with TRC’s implementation of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes in March 2007, Management evaluated a potential income tax matter arising under its Amended Revolving Credit Agreement that had been jointly entered into by TRC and its wholly-owned subsidiary, TRC Honduras SA de C.V. (“TRC Honduras”), with its lender. As a result of this evaluation, Management concluded that a deemed dividend for income tax purposes had been triggered through these borrowings, and the Board of Directors of TRC concurred with management's conclusion that TRC’s financial statements for years ended March 31, 2005 and March 31, 2006 and certain of its interim, unaudited consolidated financial statements, including financial statements for the quarters ended June 30, 2006 and September 30, 2006 were in error, should be restated and should no longer be relied upon.  In conjunction with the restatements, Management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2006.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

    The material weakness in internal control over financial reporting related to the Company’s accounting for income taxes.  Specifically, the Company did not have sufficient knowledge of international tax laws applicable in the Company’s circumstances, to properly account for taxes related to foreign operations.  The Company has taken steps to remediate this control deficiency for future reporting periods.  These steps include obtaining third party tax consulting resources to assist in accounting for complex issues concerning international tax laws.  The Company expects to have the control deficiency remediated by the end of fiscal 2007.

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
Director, President and Chief Executive Officer
(Principal Executive Officer)

June 19, 2007	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)