Form 10-Q/A
period 2006-12-31
TECHNOLOGY RESEARCH CORP
filed 2007-06-20
CIK 741556

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

   EXPLANATORY NOTE

RESTATEMENT

Overview

    This amendment to our Form 10-Q  for the fiscal quarter ended December 31, 2006 restates our unaudited condensed consolidated financial statements and other financial information for the three and nine months ended December 31, 2006 and 2005 and revises certain disclosures.   We also filed an Amendment No. 1 to our Annual Report on Form 10-K/A to restate the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2006.

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

 Effects of Restatement

    The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements as of December 31 and March 31, 2006 and for the three and nine months ended December 31, 2006 and 2005. These restatements have no net effect on cash flows from operations or total net cash flows for the periods restated.

	December 31, 2006		March 31, 2006
	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$681	$712	$445	$455
Total current assets	21,860	21,891	24,125	24,135
Total assets	28,758	28,789	29,134	29,144

Accrued expenses	941	1,026	1,296	1,323
Income taxes payable	884	1,995	357	1,468
Total current liabilities	7,083	8,279	7,604	8,742

Total liabilities	7,305	8,501	9,848	10,986

Retained earnings	9,261	8,096	7,573	6,445
Total stockholders’ equity	21,453	20,288	19,286	18,158

Total liabilities and stockholders’ equity	$28,758	$28,789	$29,134	$29,144

	Three months ended December 31, 2006		Three months ended December 31, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$18	$42	$54	$63
Income before income taxes	3,200	3,176	1,032	1,023
Income tax expense	796	787	206	358
Net income	$2,404	$2,389	$826	$665
Per share amounts:
Earnings per share - basic	$0.41	$0.41	$0.14	$0.11
Earnings per share - diluted	0.41	0.40	0.14	0.11

	Nine months ended December 31, 2006		Nine months ended December 31, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$77	$135	$168	$186
Income before income taxes	2,799	2,741	1,093	1,075
Income tax expense	784	763	219	376
Net income	$2,015	$1,978	$874	$699
Per share amounts:
Earnings per share - basic	$0.34	$0.34	$0.15	$0.12
Earnings per share - diluted	0.34	0.34	0.15	0.12

TECHNOLOGY RESEARCH CORPORATION

FORM 10-Q/A Amendment No. 1

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31, 2006	March 31, 2006
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$1,423	2,607
Short-term investments	301	500
Trade and other accounts receivable, net of allowance for doubtful accounts of $153 and $78, respectively	7,737	10,730
Other receivable - current portion	1,500	-
Inventories	9,830	9,633
Deferred income taxes	712	455
Prepaid expenses and other current assets	388	210
Total current assets	21,891	24,135

Property and equipment, net of accumulated depreciation of $10,196 and $9,346, respectively	4,611	4,939
Other receivable - less current portion	1,700	-
Intangible assets, net of accumulated amortization of $43 and $0, respectively	539	-
Other assets	48	70
Total assets	$28,789	29,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	1,000
Trade accounts payable	4,125	4,850
Accrued expenses	1,026	1,323
Accrued dividends	133	101
Income taxes payable	1,995	1,468
Total current liabilities	8,279	8,742

Long-term debt, less current portion	-	2,000
Deferred income taxes	222	244
Total liabilities	8,501	10,986

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized, 5,910,328 shares and 5,848,649 shares issued and 5,888,828 shares and 5,827,149 shares outstanding	3,014	2,983
Additional paid-in capital	9,218	8,770
Retained earnings	8,096	6,445
Common stock held in treasury, 21,500 shares, at cost	(40)	(40)
Total stockholders' equity	20,288	18,158
Total liabilities and stockholders' equity	$28,789	29,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Commercial	$5,844	7,858	21,026	21,324
Military	2,974	3,496	8,113	9,269
Total revenues	8,818	11,354	29,139	30,593
Cost of sales	6,455	8,502	22,380	23,668
Gross profit	2,363	2,852	6,759	6,925

Operating expenses:
Selling and marketing	671	644	2,116	1,851
General and administrative	1,190	707	3,469	2,393
Research and development	492	419	1,521	1,444
Total operating expenses	2,353	1,770	7,106	5,688
Income (loss) from operations	10	1,082	(347)	1,237
Other income (expense):
Other income, net	3,208	4	3,223	24
Interest expense	(42)	(63)	(135)	(186)
Other income (expense), net	3,166	(59)	3,088	(162)
Income before income taxes	3,176	1,023	2,741	1,075
Income tax expense	787	358	763	376
Net income	$2,389	665	1,978	699

Earnings per share - basic	$0.41	0.11	0.34	0.12

Earnings per share - diluted	$0.40	0.11	0.34	0.12

Shares outstanding - basic	5,888,828	5,783,500	5,882,660	5,778,325

Shares outstanding - diluted	5,908,462	5,811,161	5,904,499	5,828,818

Dividends declared per share	$.020	.015	.055	.045

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	December 31,
	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$1,978	699
Adjustments to reconcile net income
to net cash provided by operating activities:
Tax benefit of stock option exercised	-	8
Accretion of interest on short-term investments	(14)	(5)
Change in allowance for doubtful accounts	75	-
Depreciation	850	932
In-process research and development	17	-
Amortization of intangible assets	43	-
Stock compensation expense	75	38
Deferred income taxes	(279)	(326)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable	2,918	4,101
Other receivable - current portion	(1,500)	-
Inventories	(118)	329
Prepaid expenses and other current assets	(178)	197
Other assets	(1,678)	31
Trade accounts payable	(725)	(2,483)
Accrued expenses	(297)	(404)
Income taxes payable	527	474
Net cash provided by operating activities	1,694	3,591
Cash flows from investing activities:
Maturities of short-term investments	1,009	486
Purchase of short-term investments	(796)	(492)
Acquisition of business	(331)	-
Purchases of property and equipment	(522)	(596)
Net cash used in investing activities	(640)	(602)
Cash flows from financing activities:
Borrowings of short-term debt	-	10
Repayments of short-term and long-term debt	(2,000)	(2,360)
Proceeds from the exercise of stock options	52	22
Tax benefit of stock option exercised	5	-
Cash dividends paid	(295)	(260)
Net cash used in financing activities	(2,238)	(2,588)
Net increase (decrease) in cash and cash equivalents	(1,184)	401
Cash and cash equivalents at beginning of period	2,607	816
Cash and cash equivalents at end of period	$1,423	1,217
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$347

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

    As it had been management’s intention to reinvest undistributed earnings of the Honduran subsidiary and thereby indefinitely postpone their repatriation, no provision for income taxes attributable to the undistributed earnings had been recorded  in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Accordingly, a provision of $157 for the nine months ended December 31, 2005was recorded for the income taxes attributable to Honduran earnings.

    As it is management’s intent to reinvest future earnings of the Honduran subsidiary, and thereby indefinitely postpone their repatriation, and the circumstances that triggered the taxation of foreign earnings are no longer in effect, no provision for income taxes attributable to the undistributed earnings of the Honduran subsidiary has been recorded for the nine months ended December 31, 2006.

    In April 2007 the Company filed amended income tax returns for the years ended March 31, 2006 and March 31, 2005 to report the additional income and pay additional income taxes.

Effects of Restatement

    The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements as of December 31 and March 31, 2006 and for the three and nine months ended December 31, 2006 and 2005. These restatements have no net effect on cash flows from operations or total net cash flows for the periods restated.

	December 31, 2006		March 31, 2006
	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred income taxes	$681	$712	$445	$455
Total current assets	21,860	21,891	24,125	24,135
Total assets	28,758	28,789	29,134	29,144

Accrued expenses	941	1,026	1,296	1,323
Income taxes payable	884	1,995	357	1,468
Total current liabilities	7,083	8,279	7,604	8,742

Total liabilities	7,305	8,501	9,848	10,986

Retained earnings	9,261	8,096	7,573	6,445
Total stockholders’ equity	21,453	20,288	19,286	18,158

Total liabilities and stockholders’ equity	$28,758	$28,789	$29,134	$29,144

	Three months ended December 31, 2006		Three months ended December 31, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$18	$42	$54	$63
Income before income taxes	3,200	3,176	1,032	1,023
Income tax expense	796	787	206	358
Net income	$2,404	$2,389	$826	$665
Per share amounts:
Earnings per share - basic	$0.41	$0.41	$0.14	$0.11
Earnings per share - diluted	0.41	0.40	0.14	0.11

	Nine months ended December 31, 2006		Nine months ended December 31, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Interest expense	$77	$135	$168	$186
Income before income taxes	2,799	2,741	1,093	1,075
Income tax expense	784	763	219	376
Net income	$2,015	$1,978	$874	$699
Per share amounts:
Earnings per share - basic	$0.34	$0.34	$0.15	$0.12
Earnings per share - diluted	0.34	0.34	0.15	0.12

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

    The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$2,389	665	1,978	699

Weighted average shares outstanding - basic	5,888,828	5,783,500	5,882,660	5,778,325
Dilutive common shares issuable upon exercise of stock options	19,634	27,661	21,839	50,493
Weighted average shares outstanding - diluted	5,908,462	5,811,161	5,904,499	5,828,818

Earnings per share:
Basic	$0.41	0.11	0.34	0.12
Diluted	$0.40	0.11	0.34	0.12

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

	Three months ended		Nine months ended
	December 31,		December 31,

	2006	2005	2006	2005
Beginning balance	$132	270	111	310
Warranty expense (benefit)	(25)	80	56	403
Warranty claims	(15)	(213)	(75)	(576)
Ending balance	$92	137	92	137

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

8.  Stockholders' Equity

    The roll-forward of activity in the Company's stockholders' equity for the nine months ended December 31, 2006 is as follows:

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2006 (restated):	5,827,149	$2,983	8,770	6,445	(40)	18,158

Dividends - $0.055 per share	-	-	-	(327)	-	(327)
Net income (restated)	-	-	-	1,978	-	1,978
Shares issued upon acquisition (note 9)	51,679	26	321	-	-	347
Stock compensation expense	-	-	75	-	-	75
Exercise of stock options	10,000	5	47	-	-	52
Tax benefit of stock option exercise	-	-	5	-	-	5
Balances as of December 31, 2006 (restated):	5,888,828	$3,014	9,218	8,096	(40)	20,288

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

    The following table illustrates the impact on net income (loss) and earnings (loss) per share as if the Company had followed SFAS 123 and utilized its fair-value recognition provisions for all of its share-based compensation awards for the three and nine months ended December 31, 2005 (in thousands, except per share data):

	Three months ended	Nine months ended
	December 31, 2005	December 31, 2005
	(Restated)	(Restated)
Net income - as reported	$665	699
Add: Total stock-based employee compensation expense included in the determination of reported net income, net of related income taxes of $0 and $8, respectively.	-	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes of $0 and $336, respectively.	-	(1,345)
Net income (loss) - pro forma	$665	(615)
Basic earnings (loss) per share:
As reported	$0.12	0.12

Pro forma	$0.12	(0.11)
Diluted earnings (loss) per share:
As reported	$0.11	0.12

Pro forma	$0.11	(0.11)

    The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $26 and $75, respectively, resulting from the implementation of SFAS 123R was included in earnings for the three and nine months ended December 31, 2006, the condensed consolidated statement of cash flows for the nine months ended December 31, 2006, includes an adjustment to reconcile net income to net cash provided by operating activities of $75 due to this non-cash stock compensation expense.

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

    The assumptions used to value option grants for the three and nine months ended December 31, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005

Expected dividend yield	N/A	N/A	1.12%	N/A
Risk free interest rate	N/A	N/A	5.05%	N/A
Expected volatility	N/A	N/A	88.29%	N/A
Expected life	N/A	N/A	6.48 years	N/A

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

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$8,818	11,445	29,139	30,915
Net income	$2,389	669	1,978	713
Diluted earnings per share	$0.40	0.11	0.34	0.12

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

    The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows

12.  New Accounting Standards

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This interim report on Form 10-Q/A Amendment No. 1 contains forward-looking statements, which are subject to the safe harbor provisions created by of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934.  Any forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.  Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology.  These statements are only predictions, and actual events as well as results may differ materially.

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

    TRC was incorporated in Florida in 1981.  Our principal offices are located at 5250-140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net.  Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Quarterly Report on Form 10-Q/A Amendment No. 1 .

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

    Revenues were $8.8 million in the third quarter of fiscal 2007 compared with $11.4 million reported in the same quarter last year, a decrease of 22%.  Net income for the third fiscal quarter ended December 31, 2006 was $2.4 million compared with net income of $.8 million for the fiscal quarter ended December 31, 2005. Diluted income per share (restated) is $.40 for the current quarter compared with diluted income per share (restated) of $.12 for the same quarter last year.

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

    Other income (expense) was $3.2 million of income for the quarter ended December 31, 2006, compared to $(.1) million of expense in the same quarter last year.  For the nine months ended December 31, 2006, other income and expense was income of $3.1 million, compared to $(.2) million of expense for the same period last year.  The increase in income for the three and nine-month periods ended December 31, 2006 over the comparable prior year periods was primarily attributed to the patent infringement lawsuit settlement of $3.2 million that was recorded in the quarter.  In addition, interest expense declined over the comparable three and nine-month periods due to lower loan balances outstanding.

    Income tax expense was $.8 million for both  the quarter and nine months ended December 31, 2006 compared with $.4 million for both the quarter and nine months ended December 31, 2005. Income taxes as a percent of income before income taxes was 25% and 28% for the quarter and nine months ended December 31, 2006, compared with 35% for both the quarter and nine months ended December 31, 2005.  Included in 2005 income tax expense is an income tax provision of $.1 million for the quarter and $.3 million for the nine months ended December 31, 2005, respectively, attributable to earnings of our wholly owned foreign subsidiary that were taxable to the parent as deemed dividends, whereas the quarter and six months ended December 31, 2006 expense includes no provision for taxes on foreign earnings.

     Historically our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes, which is subject to income taxes. However, in the three and nine months ended December 31, 2005 earnings from foreign operations were taxable as deemed dividends to the parent company due to borrowings under our revolving credit agreement that were secured by the assets of the Honduran subsidiary. The circumstances that triggered the taxation of foreign earnings no longer exist and it is management’s intention to reinvest undistributed earnings of our Honduran subsidiary and thereby indefinitely postpone their repatriation.  In accordance with SFAS 109, Accounting for Income Taxes, for the three and nine months ended December 31, 2006 we have not recorded a provision for income taxes on the earnings of our foreign subsidiary.

    At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.

    Net income for the quarter ended December 31, 2006 was $2.4 million, compared to net income of $.7 million, in the same quarter last year.  The basic and diluted earnings per share was $.41 and $.40, respectively for the quarter ended December 31, 2006, compared to basic and diluted earnings per share of $.12 and $.11, respectively for the same quarter last year.  Net income for the nine-month period ended December 31, 2006 was $2.0 million, compared to net income of $.7 million, for the same period in the prior year.  The basic and diluted earnings per share were $.34 and $.33, respectively for the nine-month period ended December 31, 2006, compared to basic and diluted earnings of $.12 per share for the same period of the prior year.  Net income for the three and nine-month periods ended December 31, 2006, compared to comparable prior year periods, were impacted by many factors including product mix, the write-down in inventory, the aforementioned decrease in our effective income tax rate and higher operating expenses largely due to the patent infringement lawsuit and the ultimate settlement of the patent infringement lawsuit as further described above along with the higher income tax expense in the December 31, 2005 quarter and nine month periods due to the additional income taxes resulting from the deemed dividend from the Honduran subsidiary to the U.S. parent.

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

    Cash provided by operating activities primarily resulted from net income of $2.0 million, a decrease in trade accounts receivable of $2.9 million, depreciation of $.9 million and an increase in income taxes payable of $.5 million  partially offset by an increase in other receivables of $1.5 million and other assets of $1.7 million, a decrease in trade accounts payable of $.7 million, and an increase in deferred income taxes of $.3 million. The decrease in accounts receivable was primarily due to improved collections of receivables including a high volume of collections from our room air conditioning customers.  The decrease in accounts payable was principally due to bringing our balances with vendors to a more current position.  The increase in other receivables and other assets was due to the patent infringement lawsuit settlement of $3.2 million of which we received the first payment of $1.5 million after the end of our third fiscal quarter and $1.7 million will be receivable over a two-year period.  The increases in income tax payable and deferred income taxes reflect an increase in federal and state income tax amounts owed to the Government based on our earnings and the differences in timing of the deductibility of expenses for income tax versus financial accounting purposes.

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

    Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It had been management’s intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, prior to fiscal 2005 no provision had been made for foreign withholding taxes or United States income taxes which would become payable if undistributed earnings of our foreign subsidiary are paid to us as dividends. In fiscal 2005 and fiscal 2006, pursuant to Sections 951 and 956 of the Internal Revenue Code, approximately $3.3 million of current year and prior undistributed earnings of our Honduran subsidiary were deemed dividends to the parent company and subject to U.S. income tax. Accordingly a provision was recorded for all of the taxes attributable to these deemed dividends in fiscal 2005 and fiscal 2006. The circumstances that triggered the taxation of our foreign earnings no longer exist. Therefore, for the three and nine months ended December 31, 2006, no provision has been made for foreign withholding taxes or United States income taxes. It is our intention to reinvest future undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

    As of the end of the period covered by this interim report on Form 10-Q/A Amendment No. 1, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes, as described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

    Further, there were no changes in our internal control over financial reporting during our third fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    In conjunction with TRC’s implementation of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes in March 2007, Management evaluated a potential income tax matter arising under its Amended Revolving Credit Agreement that had been jointly entered into by TRC and its wholly-owned subsidiary, TRC Honduras SA de C.V. (“TRC Honduras”), with its lender. As a result of this evaluation, Management concluded that a deemed dividend for income tax purposes had been triggered through these borrowings, and the Board of Directors of TRC concurred with management's conclusion that TRC’s financial statements for years ended March 31, 2005 and March 31, 2006 and certain of its interim, unaudited consolidated financial statements, including financial statements for the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006  were in error, should be restated and should no longer be relied upon.  In conjunction with the restatements, Management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2006.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Item 1A.  Risk Factors.

    In addition to the other information set forth in this Form 10-Q/A Amendment No. 1, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K/A Amendment No. 1 for the year ended March 31, 2006, which could materially affect our business, financial condition or future results.  As of the date of the filing of this third quarter Form 10-Q/A Amendment No. 1, there are no changes to these Risk Factors of which we are aware.  The risks described in our Annual Report on Form 10-K/A Amendment No. 1 are not the only risks that we face.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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