Form 10-K
period 2007-03-31
TECHNOLOGY RESEARCH CORP
filed 2007-06-29
CIK 741556

Table of contents

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

————————
Form 10-K
————————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of September 29, 2006, was $24,137,097 based upon the $4.25 closing sale price for the Registrant's Common Stock on the NASDAQ National Market System on such date.  We have excluded shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of our common stock from this calculation because such persons or institutions may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

    As of May 31, 2007, there were 5,888,828 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement related to its 2007 Annual Meeting of Stockholders to be held on August 30, 2007 are incorporated by reference into Part III of this Form 10-K.

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

    In evaluating these statements, you should specifically consider the information described in the “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, the effective utilization of our Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies, the impact of competitive products and pricing and interruptions of or cancellation of existing orders or contracts.  We cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and we disclaim any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known.  All references to fiscal years apply to our fiscal years, which ended March 31, 2007, March 31, 2006, and March 31, 2005.

PART I

ITEM 1.  BUSINESS

OVERVIEW

    Technology Research Corporation is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and/or prevent electrical fires in the home and workplace.  Based on our core technology in ground fault sensing and leakage current detection, our products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  TRC also designs and supplies power monitoring and control equipment to the United States military and its prime contractors for its tactical vehicles, naval vessels and mobile electric generators.

    TRC was incorporated in Florida in 1981.  Our principal offices are located at 5250-140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net.  Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.

    Our operating strategy is based on these key objectives:
  to strengthen our current markets and channels of distribution with new proprietary products;
  to broaden the number of applications within target markets by developing products for these applications;
  to identify and pursue strategic acquisitions that will be accretive to earnings;
  to improve profitability and customer satisfaction through ongoing continuous improvement programs and benchmarking all aspects of TRC’s business with best practices;
  to invest in the education of employees to enable then to have the tools to more effectively grow the business and improve business productivity.
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

    We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.  Copies of our reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C.  20549, or by calling the SEC at 1-800-SEC-0330.  The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

GENERAL

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

    Revenues (in thousands) contributed by commercial and military products and royalties from license agreements are as follows:

Year ended March 31,	Commercial	%	Military	%	Royalties	%	Total
2007	$26,471	69.7	$11,521	30.3	$-	0.0	$37,992
2006	32,250	70.7	13,370	29.3	-	0.0	45,620
2005	27,022	68.5	12,269	31.1	142	0.4	39,433
2004	11,942	49.1	12,304	50.6	91	0.3	24,337
2003	10,255	57.7	7,386	41.6	121	0.7	17,762

    Our backlog of unshipped orders at March 31, 2007 was approximately $9.4 million, as compared to approximately $12.4 million as of March 31, 2006.  This backlog consists of approximately 42% of commercial product orders and approximately 58% of military product orders, all of which are expected to ship within the year ended March 31, 2008.  Our unshipped backlog orders include orders for products where written customer requests have been accepted and the delivery of products is anticipated within the next 12 months.  Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations.  We schedule production based upon purchase orders in backlog and our customer’s delivery requirements.  Generally, our orders may be changed, rescheduled or cancelled with limited penalties prior to shipment.  Our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for any succeeding period.

Commercial Products and Markets

    Core Commercial Products.  Our core commercial business was developed out of the demand for the following Underwriters Laboratories (“UL”) classifications of ground fault protective devices:  Ground Fault Circuit Interrupters (“GFCI”); Equipment Leakage Current Interrupters (“ELCI”); Portable Residual Current Devices (“PRCD”); and Leakage Current Detection Interrupters (“LCDI”).

    Ground fault protective devices help protect against the hazards of fire and electrical shock that result when water comes in contact with electrically “live” conductors or when faulty electrical grounding is found in old or damaged extension cords, appliance cords, house wiring and electrical equipment.  The demand for our commercial products has resulted from the National Electrical Code (“NEC”) requirements, UL product standards and voluntary efforts by industry to improve the electrical safety of commercial products.

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

    We will continue to sell the finished good products to the consumer and institutional markets.  We expect lower revenues for the Room Air Conditioner market in fiscal 2008 as we focus on a limited number of customers and explore opportunities for licensing our intellectual property to service the market.

    Our line of Surge Guard™ and Surge Guard Plus™ products are designed to meet the rigorous requirements of the recreational vehicle (“RV”) market.  These products provide power protection and have both OEM and after-market applications.  In addition, we developed the Surge Guard Automatic Transfer Switch, which incorporates a transfer switch into the functionality of the Surge Guard products, thus eliminating the need for two separate products.

    In April, 2006, we announced the consummation of an asset purchase agreement with Automated Engineering Corporation (AEC), a manufacturer of electrical safety and communications equipment for the RV market.  The acquisition complemented our existing RV business by allowing us to offer electrical safety solutions to a broader range of RV manufacturers.  The integration of AEC has been progressing as expected and is contributing to our revenues in the RV market.

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

    We spent $2.0 million in each of fiscal 2007, 2006 and 2005 on research, development and engineering activities, and we anticipate spending levels to be between 5% to 6% of revenues in fiscal 2008.  All engineering activities are expensed as incurred.

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

    We also market through OEMs, both domestically and internationally, that sell our products as a component of an end user product or under their own brand names (“private label”).  We continue to implement a “value add” upgrade strategy, which provides a finished product to those who private label our products and who are currently only receiving subassembly modules.  Our plastic and receptacle molding capabilities are a key factor in providing “value add” upgrades to our customers.

    Commercial/Industrial Markets.  We market and sell our GFCI, ELCI (including the heavy duty HD-PRO products), LCDI and our cable protection and management products to the commercial/industrial market.  This market is served through over 1,500 electrical and safety distributors and a number of catalogers. We also private label products for a number of industry leaders to help penetrate this market.

    Consumer/Retail Markets.  We currently market and sell various portable GFCI, LCDI and other specialty products to the consumer market.  We have placed some products with major retailers, primarily Wal-Mart, Home Depot, Meijers, Fry’s Electronics and Ace Hardware, as well as with many independent retailers.  Our products are also being offered through magazines, catalogs and E-commerce retailers.  We continue to have success selling our aftermarket RV Surge Guard products through retailers such as Camping World and distributors.

    In fiscal 2007, we continued our growth and marketing in niche markets such as in the college and university segment of the consumer market with our Fire Shield® LCDI products.  A number of colleges and universities are either mandating, or strongly suggesting the use of LCDI protected extension cords and surge strips on campus.

    Original Equipment Manufacturers (OEMs).  We also sell products to OEMs, both domestically and internationally, that sell our products as a component of an end user product. We primarily sell GFCI, ELCI, LCDI and RV Surge Guard and Surge Guard Plus products to this market. The OEM market can also be significantly impacted by new and revised product standards as outlined below:

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

    In July 2001, a requirement was added to the NEC for cord fire prevention on room air conditioners.  Because of this change in the NEC, UL Standard 484 for room air conditioners was revised to reflect this change and became effective in August 2005.  This requires that room air conditioners be provided with either LDCI or Arc Fault Circuit Interrupter (“AFCI”) protected cord sets by their manufacturers.  We believe that our Fire Shield® cord set will provide manufacturers of room air conditioners with the best solution for this requirement.

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

    A requirement was added to the NEC to take effect on January 1, 2005 for GFCI protection on all electrically operated vending machines.  In response to the change in the code, UL has changed their standards to require GFCI protection on all electrically operated vending machines.  The effective date was April 1, 2007.  We have received orders and have begun delivery for the vending machine market.

    License Agreements.  From time to time, we enter into license and sales and marketing agreements concerning our portable GFCI, ELCI and LCDIs products.  These agreements are intended to assist our market penetration into those areas where it would be difficult for us to compete on a direct basis.

Military Products and Markets

    We design and manufacture products for sale to the military engine generator set controls market.  Our expertise in this area is well known, and our performance in product quality and delivery to the United States military and its prime contractors have resulted in our being recognized as a leader in this industry.  The Defense Logistics Agency established a program rating system for its suppliers in 1995 for product quality, packaging and on-time deliveries, and since its inception and for the twelfth straight year, we have been honored as a Best Value Medalist for the highest rating Gold Category, which signifies our commitment to military contract performance.

    We are currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors.  The term “control equipment” refers to the electrical controls used to control the electrical power output of the generating systems.  In general, the controls monitor and regulate the operation of engine generator mobile electric generating system sets.  Electric generating systems are basic to all branches of the military, and demand is generally less volatile than products utilized in armaments and missiles.  Sales are made either directly to the government for support parts or to prime contractors for new production electric generator sets which incorporate our products.  We are a qualified supplier for more than 50 control equipment products as required by the Department of Defense and serve as a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies.  These products are also furnished for spare parts support for existent systems in the military inventory.

    In 1989, we completed the redesign of the control equipment related to the 5/10/15/30/60KW Tactical Quiet Generator (“TQG”) Systems programs.  We are currently actively supplying these parts to DRS Technologies, Inc. (“DRS”) , which is the prime contractor.  In addition, we are also supplying to DRS control equipment related to the 3KW TQG systems program which first began in November 1998.  Sales to DRS were $7.0 million in fiscal 2007 and $6.1 million in fiscal 2006, an increase of 9%.  We also supply products for maintenance and spare parts support directly to the U.S. military.  Direct U.S. military sales, which include these products and those mentioned below, decreased from $6.1 million in fiscal 2006 to $3.6 million in fiscal 2007, a decrease of 41%.  Military revenues, other than to DRS and direct sales to the U.S. military, were $.9 million in fiscal 2007, up from $.8 million in fiscal 2006, an increase of 12%.

    We furnish various types of A.C. power monitors to the military for its U.S. Navy vessels.  These monitors provide system protection for the electrical distribution systems that are used on all classes of U.S. Navy surface vessels, such as minesweepers, destroyers, guided missile cruisers and aircraft carriers in addition to other types of naval vessels.  The monitors meet the environmental and stringent U.S. Navy high shock, vibration and endurance testing requirements, and they are furnished for new vessel production, retrofit upgrades and existing vessel replacement parts support.

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

    Our military products are subject to testing and qualification standards imposed by the U. S. Government.  We have established a quality control system, which has been qualified by the United States Department of Defense to operate under the requirements of a particular specification (MIL-I-45208).  To the extent we design a product that we believe meets those specifications, we submit the product to the responsible government-testing laboratory.  Upon issue of the qualification approval and source listing, the product is rarely subject to re-qualification; however, the U. S. Government may disqualify a product if it is subject to frequent or excessive operational failures.  In addition, our governmental contracts provide that the current specifications and requirements could be changed at any time, which could require us to redesign our existing products or to develop new products which would have to be submitted for testing and qualification prior to their approval for purchase by the military or its prime contractors.  Certain contracts also require witness testing and acceptance by government inspectors prior to shipment of the product.

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

    The business of an electronics manufacturer primarily involves assembly of component parts.  We do, however, manufacture our transformers and magnetic products.  The manufacture of such products primarily involves the winding of wire around magnetic ferrite cores.  We mold most of our own plastic parts for our commercial product lines at our manufacturing facility in Honduras.  The remainder of the products that we manufacture is assembled from component parts that are produced or distributed by other companies.

    Our wholly-owned subsidiary, TRC/Honduras, S.A. de C.V., manufactures most of our high-volume products sold in the U.S.  TRC/Honduras, S.A. de C.V. leases 58,000 square feet of property which is located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras.  The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, no federal income tax for any profits generated by the subsidiary, and various other benefits.

    In fiscal 2004 and 2005, we engaged contract manufacturers to expand our manufacturing capability for our emerging room air conditioning products in the same geographical areas as those of the room air conditioning manufacturers, whether it be in the Far East or in Honduras.  We believe that these outsourcing arrangements provide us more flexibilities to scale our operations up or down in a more timely and cost effective manner, enabling us to respond to the seasonal nature of some of our commercial products.  Although we believe that we have selected reputable providers, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business.  In addition, the expanded role of outsource providers has required us to implement changes to our management processes, including the adoption of new procedures to effectively manage performance risks in monitoring our manufacturing and marketing procedures.  Any delay or failure in monitoring our outsourcing arrangements could affect our customer relationships and have a negative effect on our operating results and financial condition.  We believe that we have effective mechanisms in place to manage these risks associated with our outsourcing relationships.

    We utilize our Honduran subsidiary and Asian contract manufacturers to provide quality products to customers at our most competitive prices.

    We continue to manufacture our military products and distribute certain of our commercial products, which are manufactured off-shore, through our 43,000 square foot facility in Clearwater, Florida.

Patents and Trademarks

    Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing and support activities.  We seek to protect our products and technologies primarily through patents, trade secrecy measures, copyrights, trademark registrations, licensing restrictions, confidentiality agreements and other contractual arrangements that are designed to protect our proprietary information.  No assurances can be given that others will not independently develop competitive technology that is not covered by our intellectual property rights or that any measures that we take to protect our proprietary products will be effective. We currently own and hold patents in the U.S. and in several other countries throughout the world related to our Fire Shield® technologies.  We have also filed other patent applications and are awaiting action on those applications.  The issuance of patents with respect thereto will complement our core technology and products.  Our U.S. patents are valid for either 20 years from filing or 17 years from date of issue in the United States.  The term of our patents in all other countries vary from 15 to 20 years.  There can be no assurance that pending patent applications or other application that may be filed will result in issued patents, or that any issued patents will survive challenges to their validity.

    The lives of certain patents, related to our GFCI devices, have expired, and others will expire within the next few years.  We are unable to predict how that might affect our business.  We believe that the success of our business depends on our technical and engineering expertise, marketing and service abilities of our employees.  Nevertheless, we own patents and have a policy of seeking patents when appropriate on inventions concerning new products and improvements as part of our ongoing research, development and manufacturing activities.  Furthermore, although we vigorously protect our patents, there can be no assurance that others will not independently develop similar products, duplicate our products or design around the patents issued to us or that foreign intellectual property laws will protect our intellectual property rights in any foreign country.

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

    We have registered our TRC® trademark with the U.S. Patent and Trademark Office.  Our Shock Shield®, Electra Shield® and Fire Shield® brand names are also our registered trademarks.

    Patent and other proprietary rights infringement claims are common in our industry.  Our industry is commonly exposed to claims and litigation involving patent and other intellectual property rights, including claims for indemnification arising out of contractual arrangements with customers.  Litigation is often necessary to enforce patent rights or other intellectual property rights.

    On January 3, 2007, we announced that Technology Research Corporation and Tower Manufacturing Corporation had settled, on mutually agreeable terms, their civil actions, filed in the United States District Court for the Middle District of Florida and the United States District Court for the District of Rhode Island, respectively.  Under the terms of the settlement, both cases were dismissed and royalty-bearing cross licensing arrangements have been entered into under Tower’s 5,943,199 patent and TRC’s 6,292,337 patent, with the net effect for each party’s past sales resulting in TRC receiving $3.2 million paid over a two year period.

    On April 11, 2007, we announced that we had asserted a counterclaim in the U.S. District Court for the Central District of California against Shanghai ELE Manufacturing Corporation ("Shanghai ELE") for infringement of Tour U.S. Patent No. 6,292,337 ("the '337 patent").  The '337 patent underlies our Fire Shield® technology for cord fire prevention.  The counterclaim asserts that Shanghai ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent and seeks monetary damages against Shanghai ELE for past infringement of the '337 patent.  The counterclaim also asks the Court to permanently enjoin Shanghai ELE from future infringement of the '337 patent.  On February 16, 2007, Shanghai ELE Manufacturing Corporation ("ELE") filed a lawsuit against TRC in the Central District of California alleging that TRC's United States Patent No. 6,292,337 is invalid and not infringed by ELE. TRC filed a counterclaim alleging that the patent is valid and is infringed by ELE. The '337 patent covers TRC's Fireshield technology for the prevention of power cord fires.  In addition, TRC filed a motion to transfer the action to the United States District Court for the Middle District of Florida, where TRC is headquartered.  On May 18, 2007, Judge R. Gary Klausner granted TRC's motion and transferred the action to the Middle District of Florida.  TRC intends to vigorously pursue its claim of patent infringement against ELE in this new venue.

    We had previously written a letter to Shanghai ELE requesting that they cease all infringing activity relating to the '337 patent.  In response, Shanghai ELE filed a declaratory judgment action against us in the U.S. District Court for the Central District of California, seeking a declaration that it does not infringe and that the patent is invalid.  We filed our Answer and Counterclaim in the action, stating that the '337 patent is valid and asserting our infringement counterclaim against Shanghai ELE.

Major Customers and Exports

    Significant customers who accounted for 10% or more of our revenues, and aggregate exports were:

	Years ended March 31,
	(In thousands)
Customer	2007	2006	2005
U.S. Military (direct sales)	$3,623	6,110	6,368
DRS Technologies, Inc., a U.S. Government Prime Contractor	7,000	6,425	5,003
Total revenues for major customers	$10,623	12,535	11,371

Exports:
Africa	$2	-	-
Australia	9	1	5
Canada	243	24	25
Europe	2,866	2,080	2,239
Far East	5,146	10,598	6,293
Mexico	639	556	-
Middle East	29	3	26
South America	22	583	7
Total exports	$8,956	13,845	8,595

    Our military product sales are primarily to military procurement logistic agencies for field service support on previously shipped military equipment and to OEM prime contractors of electric generators.  In fiscal 2007, military revenues were approximately 30% of total revenues, compared to approximately 29% in fiscal 2006.  Year to year direct sales to the U.S. military were down approximately 41%, sales to DRS were up approximately 9%, and overall, military revenues were down approximately 15%.  Direct U.S. military revenues accounted for approximately 10% of our total revenues while DRS accounted for approximately 18% of our total revenues for fiscal 2007, as compared to approximately 13% and 14%, respectively, for fiscal 2006.

    Our exports were down 35% in fiscal 2007, as compared to the prior year, primarily due to lower RAC product shipments to customers located in the Far East.

    We offer our customers no specific product liability protection except with regard to those customers that are specifically named as “Broad Form Vendors” under our product liability coverage.  We do extend protection to purchasers in the event there is a claimed patent infringement that pertains to our portion of the final product that is purchased.  We also carry product and general liability insurance for protection in such cases.

Competition

    Our commercial and military business is highly competitive.

    In the commercial market, we have significant competition.  As a result, we may not be able to maintain current profit margins due to price erosion.  We believe, however, that product knowledge, patented technology, ability to respond quickly to customer requirements, positive customer relations, technical background, industry experience and implementation of our global manufacturing strategy and cost reduction efforts are major operational areas where we are able to effectively compete.

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

Employees

    As of March 31, 2007, we employed 94 persons on a full time basis at our headquarters in Clearwater, Florida and 335 persons at our Honduran subsidiary.  Due to the seasonality of the RAC market and depending on future RAC production requirements placed on our Honduran facility, the number of personnel may vary significantly from the first half of our fiscal year compared to the second half of the fiscal year.

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

Other Cautionary Statements

    See the discussion of risks in the section of this Form 10-K entitled “Item 1A. Risk Factors.”

Executive Officers

    Set forth below is information related to our executive officers and their ages as of June 29, 2007.

Name	Age	Position
Robert S. Wiggins	77	Chairman of the Board (Previous President, Chief Executive Officer and Secretary)

Owen Farren	56	Director, President and Chief Executive Officer

Raymond B. Wood	72	Director, Senior Vice President and Director of Government Operations and Marketing

Barry H. Black	60	Vice President of Finance, Chief Financial Officer and Secretary

    Robert S. Wiggins has been a Director of the Company and Chairman of the Board since March 1988.  He was the Chief Executive Officer of the Company from August 2006 through January 2007 and previously from March 1988 through August 2005.  From 1974 to 1987, he was Chairman, Chief Executive Officer and President of Paradyne Corporation, Largo, Florida, a data communications company.  Mr. Wiggins served as a consultant for Paradyne from 1987 to March 1988.  In addition, he spent three years with GTE Information Systems Division as a Vice President and 13 years in various sales and product development managerial positions with IBM Corporation.  Mr. Wiggins earned his MA degree in mathematics from the University of Florida, and his BA degree from the University of Florida, majoring in mathematics with a minor in economics.

    Owen Farren has been a Director of the Company since February 2007 and President & CEO since January 2007.  Prior to joining the Company he was the President of StratEx an interim management and turnaround firm from 2002.  From 1990 to 2002 he worked at SL Industries (AMEX:SLI) a power electronics and motion control company where he had been Chairman, President & CEO.  From 1983 until 1990 he worked for Simco Company, a static control company and a unit of Illinois Tool Works Inc. (NYSE:ITW), where he had been President.  Mr. Farren has an MBA in Finance and a BS in Marketing both from Indiana University.

    Raymond B. Wood, a founder of the Company, has been a Director of the Company and Senior Vice President and Director of Government Operations and Marketing of the Company since its inception in 1981.  From 1974 to 1981, he was Manager of Engine Generator Component Marketing for Square D Company.  He was employed by Electromagnetic Industries, Inc. for 17 years prior to its acquisition by Square D Company. During this time, he held the position of General Manager of Electromagnetic Industries of Georgia Inc., the systems manufacturing plant for military products such as diesel generating systems, generators, controls, semi-trailers, etc. Previous assignments included service as Project and Design Engineer for military products produced by Electromagnetic Industries Inc.  Mr. Wood is a charter member of the industries association, Electrical Generating Systems Association (“EGSA”), has served on its Board of Directors and has been the Chairman of the Government Liaison Committee for over 30 years.  Mr. Wood is also a member of the U.S. Naval Institute and the National Defense Industrial Association.  For over 40 years, he has been involved in design, manufacture and qualification conformance evaluation for listing by the Department of Defense, marketing and product application concerning control and measurement of electric power for Mobile Ground Power Military Engine Generator Systems, and electrical power controls for Naval Shipboard and Military Armored Tracked Vehicle application.  During such period, Mr. Wood has had extensive experience with the military procurement, contract administration, engineering and test qualifying locations, as well as with the government prime contractors to the Department of Defense.  Mr. Wood has served on numerous ad hoc committees for military engine generator specification review requirements and is frequently consulted for solutions to problems encountered with military engine generator systems by both the military and prime contractors to the Department of Defense.

    Barry H. Black has been Vice President of Finance and Chief Financial Officer of the Company since January 2006 and was appointed as Secretary in March 2007.  From 1997 to 2006 he was Vice President and Corporate Controller of Paradyne Networks, Inc.  From 1981 through 1997, Mr. Black held various senior financial management positions with Paradyne Corporation and AT&T Paradyne.  Mr. Black has a Bachelor of Arts in Economics from Bowdoin College, a Masters of Science in Accounting from Northeastern University and a Masters of Science in Taxation from Bentley College.

ITEM 1A.  RISK FACTORS

    Stockholders and investors should carefully consider the risk factors described below, together with the other information contained in this Annual Report, before making any investment decision with respect to our securities.  The risks and uncertainties described below are not the only ones we face.  If any of the following risks occur, our business, financial condition, or results of operation could be significantly impacted and the trading price of our common stock could decline:

    Failure to achieve our operating strategy.  We have adopted the following strategic objectives:
  to strengthen our current markets and channels of distribution with new proprietary products;
  to broaden the number of applications within target markets by developing products for these applications;
  to identify and pursue strategic acquisitions that will be accretive to earnings;
  to improve profitability and customer satisfaction through ongoing continuous improvement programs and benchmarking all aspects of TRC’s business with best practices;
  to invest in the education of employees to enable then to have the tools to more effectively grow the business and improve business productivity.
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

    Unavailability and cost increases in raw materials and components.  Raw materials and components constitute a significant portion of our cost of goods.  Factors that are largely beyond our control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components.  As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum.  We have experienced increases in prices of plastic, as well as steel, aluminum and especially copper, which could continue in fiscal 2008.

    In addition, the inability of our suppliers to timely deliver raw materials or components could be disruptive and costly.  If we are unable to obtain raw materials on a timely basis at an affordable cost or if we experience any significant delays or interruptions of supply, our financial results could be significantly impacted.

    Dependence upon a limited number of key suppliers.  We purchase a significant volume of products from contract manufacturers in China.  In fiscal 2007, for example, our purchases from Chinese vendors were more than $7 million.  The purchase price for these products is set in U.S. dollars.  If the exchange rate between the U.S. dollar and Chinese yuan changes so that the yuan appreciates significantly against the dollar, the cost of building our products could increase significantly.  We anticipate that outsource providers will play key roles in our manufacturing operations.  Although we aim at selecting reputable providers, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business.  Because of this expanded role of our outsource providers, we will need to monitor the performance of these suppliers, adopt new procedures to deal with and manage the performance of these outsource providers.  Any delay or failure in the implementation of our operational changes and monitoring of these relationships could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

    Long-term contracts may not be renewed.  We currently have contracts with the U.S. military to provide control equipment used in engine generator systems. These contracts currently run through 2012.  We also are a key supplier of control equipment to DRS, a prime contractor with the U.S. military.  As a result of the war in Iraq demand for these military products has remained strong.  If the war ends or significantly winds down or if our contracts with the military expire and are not renewed, demand for these products could be greatly reduced.

    We may face cancellations, reductions or delays in our product orders that could adversely affect our operating results.  From time to time we receive commercial orders from customers that require us to manufacture products on short notice and have such products available for shipment, even though the order may be reduced, cancelled or delayed.  Some orders may be designed to meet the unique needs of a particular customer.  As a result, changes, delays or cancellations of orders could result in an inventory of unsaleable products and possible inventory write-downs that could adversely affect our operating results.

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
    Labor in Honduras has historically been readily available and at lower cost than available in most other nations; however, we cannot be assured that labor will continue to be available in Honduras at costs consistent with historical levels.  A substantial increase in labor costs could have a material adverse effect on our results of operation.

     Interruptions in manufacturing operations.  Approximately 70% of our revenues are derived from products manufactured or assembled at our manufacturing facility in Honduras and by contract manufacturers located in China.  These manufacturing operations, as well as our manufacturing plant in Clearwater, Florida, are subject to hazards that could result in material damage to any such facilities.  Such damage to or prolonged interruption in the operations of such facilities for repairs, labor disruption, hurricanes, typhoons or other reasons, could have a material adverse effect on us.  In addition, our contract manufacturing agreements can be terminated on short notice.  If our contract manufacturers located in China are unable or unwilling to manufacture and deliver products to enable us to meet the delivery schedules and quality that we require, we could be forced to seek additional suppliers, thereby resulting in further delays and additional expenses in shipping products to our customers.

    Infringement or loss of proprietary rights.  We believe that our rights in owned and licensed names are of increasing importance to our business success and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks, such as our Fire Shield® brand name.  There can be no assurance as to the breadth or degree of protection that these trademarks may afford us, or that we will be able to successfully leverage our trademarks in the future.  The costs associated with protecting our intellectual property rights, including litigation costs, may be material.  We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged.  Any inability to do so, particularly with respect to names in which we have made significant capital investments, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on us.

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

    Our industry is characterized by frequent claims regarding patents and intellectual property rights and resulting litigation arising from disputes over the scope of these rights.  On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April 2007 we filed a counterclaim against ELE  asserting that the patent is valid, that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent.  We are also seeking monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies our Fire Shield® technology for cord fire prevention. We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered.  On May 18, 2007, Judge R. Gary Klausner granted our motion and transferred the action to the Middle District of Florida.  We intend to vigorously pursue our patent infringement claims but there can be no assurance that we will be able to resolve this dispute under terms and conditions that would not have an adverse affect on our business or our financial results.

    Loss of patent protection could impact our operating results.  We currently hold patents on several products, the main patent being the ‘337 patent underlying our Fire Shield ® technology for cord fire prevention.  This patent provides legal protection against competitors who could unlawfully copy our technology.  Once these patents expire, competitors will be able to legally utilize our technology and competition could increase, resulting in lower prices in the marketplace.  If we are unable to develop new patented technologies we may be unable to maintain our profit margins and we could lose our technological advantage in the marketplace.

    Seasonality.  Our business can vary significantly from quarter to quarter.  This seasonality may also result in cash outlays or additional interest expense due to an increased need to borrow funds to maintain sufficient working capital to support such increased demand.

    Competition from companies that produce similar products.  The markets for our products are highly competitive.  We believe that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems.  We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.  In such cases, we could be required to write down our inventory to market value.

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
  material differences in revenue or earnings from levels expected by investors;
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

    Additionally, our independent registered public accounting firm must also attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as well as the operating effectiveness of our internal control over financial reporting as of March 31, 2009.  If we are unable to effectively complete our assessment or if our internal control over financial reporting is not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion or may issue a qualified opinion as to the effectiveness of our internal control over financial reporting.  If this should occur, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which in turn, could cause a decline in the market price of our common stock.

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

ITEM 3.  LEGAL PROCEEDINGS

    On August 3, 2005, we filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation, of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies our Fire Shield® technology for cord fire prevention.  We alleged in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes our Fire Shield® patent.  As described in the Complaint, we sought injunctive relief, damages for infringement, lost profits, and any other relief deemed just by the Court.  Tower Manufacturing Corporation filed a counterclaim alleging an antitrust violation and for tortious interference with contract.

    On September 13, 2005, we added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleged that the Tower LCDI, found on the Fedders room air conditioners, also infringes our Fire Shield® patent.

    On May 11, 2006, we received notice that a complaint had been filed against us by Tower Manufacturing Corporation in the United States District Court for the District of Rhode Island, alleging infringement of its patent on a Mini Appliance Leakage Current Interrupter, No. 5,943,199.  Tower sought an injunction and monetary damages.

    In September 2006, a Markman Hearing was conducted before Judge Richard A. Lazzara, United States District Court, Middle District of Florida, for the purpose of patent claim construction in preparation for the trial relating to our infringement allegations against Tower Manufacturing Corporation.

    On October 6, 2006, our attorneys filed a request with the United States Patent and Trademark Office (PTO) for an ex parte reexamination of the claims in Tower's   Mini Appliance Leakage Current Interrupter patent.  The Requests asked the PTO to invalidate the claims of Tower's patent based on prior art contained within the request.  In view of this, on October 10, 2006, our attorneys filed a motion in the Rhode Island District Court requesting the Court to stay the case pending the outcome of the ex parte reexamination request that was submitted to the PTO.  In a separate order on October 10, 2006, Judge Ernest C. Torres, United States District Court for the District of Rhode Island, ordered a nonbinding settlement mediation in this matter.  The judge in the Middle District of Florida action subsequently ordered nonbinding mediation as well.

    On December 29, 2006, we entered into a Settlement Agreement with Tower Manufacturing Corporation (“Tower”).  Under the Settlement Agreement, the civil actions filed by both us and Tower, including Fedders Corporation, were dismissed.  Under the terms of the settlement agreement we are to receive $3.2 million paid over a two year period.  We and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.

    On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April we filed a counterclaim against ELE  asserting that the patent is valid, that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent.  We are also seeking monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies our Fire Shield® technology for cord fire prevention.   We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered.  On May 18, 2007, Judge R. Gary Klausner granted our motion and transferred the action to the Middle District of Florida.  We intend to vigorously pursue our claim of patent infringement against ELE in this new venue.

    We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and quoted on the National Market System of the NASDAQ stock market, to which we gained admittance in December 1984, under the symbol “TRCI”.  In November 1995, NASDAQ approved our application for listing on the National Market System.  The following tables set forth a range of high and low market prices for our common stock for the fiscal years ended March 31, 2007 and 2006 as reported on the NASDAQ National Market, and the dividends declared with respect to each quarter ended within such years.

Fiscal Year Ended	High	Low	Cash Dividends
March 31, 2007:
First quarter	$7.57	4.65	$0.015
Second quarter	5.49	3.94	0.020
Third quarter	5.43	3.80	0.020
Fourth quarter	5.35	4.18	0.020
			$0.075

March 31, 2006:
First quarter	$5.95	4.28	$0.015
Second quarter	5.54	3.65	0.015
Third quarter	4.51	3.26	0.015
Fourth quarter	8.72	4.51	0.015
			$0.060

    As of May 31, 2007, the approximate number of stockholders of record was 312.  This number does not include any adjustment for stockholders beneficially owning common stock held of record by any institutional fiduciary, which we believe to represent approximately an additional 3,383 stockholders.

    Our authorized capital stock, as of May 31, 2007, consisted of 10,000,000 shares of common stock, par value $.51, of which 5,888,828 shares were outstanding.

Dividends

    The payment of dividends on our common stock is within the discretion of our Board of Directors.  In fiscal year 2007, we paid a quarterly cash dividend of $.015 per share for our first quarter and $.02 per share for the three remaining quarters.  Dividends of $.075 per share were paid by us in fiscal 2007 and $.06 per share for fiscal 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

    In April 2006, we granted a total of 23,370 shares of restricted stock to eleven members of our senior management team as stock awards under our 2000 Long Term Incentive Plan.  Each stock award was limited in amount at the time of grant to 25% of the grantee’s target incentive bonus for our 2007 fiscal year.  Under the terms of these restricted stock awards, the grantee had to be an active employee on April 30, 2007 and achieve a performance condition that was based upon certain gross profit margin targets that we established for the year ended March 31, 2007.  As of March 31, 2007, none of the performance targets were met and, as a result, all 23, 370 shares granted under these stock awards were forfeited and the shares cancelled.

    Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 below.

Performance Graph

    The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities and Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate such information by reference into such filing.

    The following performance graph compares the changes from March 31, 2001 through March 31, 2006, in the cumulative total value of $100 hypothetically invested in (i) the Company's common stock; (ii) the Nasdaq Composite; and (iii) the Wilshire Electrical Components & Equipment Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Technology Research Corporation, The NASDAQ Composite Index
And The DJ Wilshire Electrical Components & Equipment Index

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
3/02
3/03
3/04
3/05
3/06
3/07
Technology Research Corporation
NASDAQ Composite
DJ Wilshire Electrical Components & Equipment

* $100 invested on 3/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending March 31.

	3/02	3/03	3/04	3/05	3/06	3/07
Technology Research Corporation	100.00	173.05	819.27	333.06	479.72	330.05
NASDAQ Composite	100.00	71.63	109.32	109.98	131.49	138.22
DJ Wilshire Electrical Components & Equipment	100.00	56.27	94.19	85.31	116.90	117.27

Stock Repurchase Program

    We did not repurchase any equity securities during the year ended March 31, 2007.  On June 28, 2006, the Board of Directors terminated the Stock Repurchase Program.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated balance sheet data as of March 31, 2007 and 2006 and operating results for the years ended March 31, 2007, 2006, and 2005 is derived from our consolidated financial statements which are included elsewhere in this Form 10-K.  The selected consolidated balance sheet data as of March 2005, 2004 and 2003 and operating results for the years ended March 31, 2004 and 2003 are derived from audited consolidated financial statements which are not included in this Form 10-K.  You should read the selected financial data in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended March 31,
	2007	2006	2005	2004	2003
		(In thousands)
Revenues	$37,992	45,620	39,433	24,337	17,762
Cost of sales	29,368	34,978	29,618	14,831	11,896
Gross profit	8,624	10,642	9,815	9,506	5,866

Operating expenses	10,000	7,922	7,172	5,684	4,448
Income (loss) from operations	(1,376)	2,720	2,643	3,822	1,418

Interest expense	(182)	(255)	(48)	-	(1)
Other income	3,264	32	29	15	7
	3,082	(223)	(19)	15	6
Income before income taxes	1,706	2,497	2,624	3,837	1,424
Income tax expense	244	746	1,378	1,161	409
Net income	$1,462	1,751	1,246	2,676	1,015

Earnings per share:
Basic	$0.25	0.30	0.22	0.48	0.19
Diluted	$0.25	0.30	0.21	0.46	0.19

Shares outstanding:
Basic	5,884	5,786	5,755	5,589	5,438
Diluted	5,907	5,834	5,954	5,828	5,482

Consolidated Balance Sheet Data:
Cash and cash equivalents and investments	$3,969	3,107	1,302	5,968	2,530
Working capital	16,032	15,393	13,602	12,611	8,873
Total assets	28,279	29,144	32,177	18,572	13,836
Long-term debt	2,000	2,000	2,350	-	-
Total debt	3,000	3,000	5,350	-	-
Total stockholders' equity	19,725	18,158	16,440	15,452	12,077
Cash dividends paid	0.075	0.06	0.06	0.06	0.045

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

    In fiscal 2007, our revenues decreased $7.6 million or 16.7% compared with fiscal 2006.  Our commercial business declined 17.9% during fiscal 2007 mostly due to a sharp drop in our RAC business, and our military business also declined 13.8% from prior year levels.  Our gross profit also dropped $2.0 million.  Approximately $1.4 million of this decline was from write-downs of inventory to market value principally resulting from a decline in demand and selling price for RAC products due to competition from off-shore, low cost manufacturers.  The reduction in gross profit from lower revenues was largely offset by a more favorable mix of sales of higher margin products.  Operating expenses increased $2.1 million from fiscal 2006 levels, largely due to higher professional fees (mostly due to our lawsuit against Tower Manufacturing Corporation) and compensation related costs.  Other income (expense), net, improved $3.3 million from an expense of $.2 million to income of $3.1 million.  The $3.2 million settlement of the lawsuit with Tower Manufacturing Corporation was the reason for this significant improvement in other income.  In fiscal 2007 cash and investments increased $.9 million from fiscal 2006 levels.

Overview

    We are an internationally recognized leader in the design, manufacture and sale of electrical safety products.  We market and sell our products through several channels of distribution including our in-house sales force, retail, distribution, domestic and international OEMs and third party sales representation organizations.

    We recognize revenues from equipment sales when evidence of a sales arrangement exists, pricing is fixed or determinable, delivery, including title passage has taken place, and collectibility from the customer is reasonably assured.  Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenues.  Royalty revenues are recognized when we have delivered technical specifications and performed required services under the related agreement. During fiscal 2007 our sales of RAC products were reduced from prior years’ levels because of increased competition.  Our military revenues also declined due to lack of available funding in the U.S. budget late in the government’s fiscal year.

    Our gross margins are affected by many different factors including competitive price pressures, product mix, differences in manufacturing volumes, changes in the cost of raw materials, charges for excess or obsolete inventory, and costs of warranty repairs.  We generally provide a one-year warranty on product sales.  We believe that our accrued warranty reserve is adequate to cover the cost of future warranty work on products we have sold.  During fiscal 2007, we wrote down the carrying value of our inventory to market value by $1.4 million which significantly impacted our gross margins.  These adjustments to market value mainly resulted from reduced demand for our RAC products due to increasing competition from off-shore, low-cost manufacturers.

    Selling and marketing expenses include salaries, bonuses, commissions and related employee expenses for sales personnel, advertising, promotional and trade show expenses, travel, consulting fees, and facilities expense.

    General and administrative expenses consist of salaries, bonuses and related employee expenses, travel, consulting fees, facilities expense, legal and audit, charge offs of bad debts and board of director fees.

    Research and development expenses principally include salaries for engineers and technical support staff, consulting, outside testing service fees, maintenance contracts on software, and depreciation of engineering equipment.

    Our operating expenses increased significantly over the past year.  Much of this increase was for legal expenses related to our lawsuit against Tower Manufacturing Corporation that was initiated in the fiscal 2006 year.  Along with professional fees the most significant reason for operating expense increases was for salary and wage related expense.

Results of Operations

    The following table summarizes our operating results as a percentage of revenues for each of the periods shown:

	Years ended March 31,
	2007	2006	2005	2004	2003
Revenues:
Commercial	69.7%	70.7%	68.5%	49.1%	57.7%
Military	30.3%	29.3%	31.1%	50.6%	41.6%
Royalties	-	-	0.4%	0.3%	0.7%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3%	76.7%	75.1%	60.9%	67.0%
Gross profit	22.7%	23.3%	24.9%	39.1%	33.0%

Operating expenses:
Selling and marketing	7.6%	5.8%	6.5%	9.8%	10.4%
General and administrative	12.8%	7.3%	6.5%	7.9%	7.5%
Research and development	5.3%	4.3%	5.2%	5.7%	6.9%
Business restructuring charges	0.4%
Other	0.2%	-	-	-	0.2%
Total operating expenses	26.3%	17.4%	18.2%	23.4%	25.0%
Income (loss) from operations	(3.6)%	5.9%	6.7%	15.7%	8.0%

Interest expense	(0.5)%	(0.6)%	(0.1)%	-	-
Other income	8.6%	0.1%	0.1%	-	-
	8.1%	(0.5)%	0.0%	-	-
Income before income taxes	4.5%	5.5%	6.7%	15.7%	8.0%
Income tax expense	0.6%	1.6%	3.5%	4.7%	2.3%
Net income	3.9%	3.8%	3.2%	11.0%	5.7%

Fiscal 2007 and 2006 Comparison
    Revenues for fiscal 2007 decreased $7.6 million, or 16.7% to $38.0 million from $45.6 million for the prior fiscal year.  Commercial revenues decreased $5.8 million largely due to a sharp decrease in RAC revenues.  Military revenues declined $1.8 million or 13.8% to $11.5 million from $13.4 million in fiscal 2006.  The decline in commercial revenue was principally a result of declining RAC revenues due to competition from off-shore, low cost manufacturers.  The decrease in military revenues was largely attributable to the lack of available funding late in the government’s fiscal year.  In fiscal 2008, we expect RAC revenues to continue at current levels reducing quarterly commercial revenues to approximately fourth quarter fiscal 2007 run rates.  Military revenues are anticipated to ramp up in fiscal 2008 without government budget restrictions to recent prior years’ levels.

    Gross profit decreased $2.0 million to $8.6 million for fiscal 2007 from $10.6 million for fiscal 2006.  The lower fiscal 2007 gross profit was primarily due to the $7.6 million decrease in revenues and to $1.4 million in write-downs of inventory principally due to a decline in demand and selling price for RAC products due to competition from off-shore, low cost manufacturers.  Gross profit as a percentage of revenues declined .6% from 23.3% for the fiscal 2006 year to 22.7% in fiscal 2007.  This decline in gross profit as a percent of revenues was primarily due to the write downs of RAC inventory as discussed above.  Without this write-down in inventory, gross profit would have increased approximately 3.7% largely due to a sales mix of higher margin products.

    Selling and marketing expense of $2.9 million, or 7.6% of revenues, increased $.3 million for fiscal 2007 from $2.6 million, or 5.8% of revenues in fiscal 2006.  The $.3 million increase over the prior year period was primarily due to increases in compensation expense  of $.1 million, professional fees of $.1 million and travel of $.1 million.  Selling and marketing expense as a percent of revenues increased 1.8% principally due to the $7.6 million decrease in revenues in fiscal 2007 as well as the $.3 million increase in selling and marketing expenses.  We expect selling and marketing expense to decline slightly in fiscal 2008 but to increase as a percent of revenues due to the impact of lower RAC revenues for the full year.

    General and administrative expense was $4.8 million, or 12.8% of revenues, for fiscal 2007, compared with $3.3 million, or 7.3% of revenues, for fiscal 2006, an increase of $1.5 million, or 45.7%.  The increase over the prior year was principally due to $.9 million in higher professional fees mostly due to the Tower lawsuit, $.4 million in higher compensation related expenses, $.2 million in higher write offs of bad debts, and $.1 million in higher amortization of intangible expenses.  General and administrative expense as a percent of revenues increased 5.5% from 7.3% in fiscal 2006 to 12.8% in fiscal 2007.  This increase is primarily due to the higher legal, compensation, bad debts, and amortization of intangibles expense as well as the $7.6 million decrease in revenues in fiscal 2007.  We expect general and administrative expenses to decline in fiscal 2008 but with expected lower RAC revenues for fiscal 2008 we expect general and administrative expenses to be approximately 11% as a percentage of revenues.

    Research and development expense was $2.0 million of expense in both fiscal 2007 and fiscal 2006.  Research and development expense was 5.3% as a percent of revenues for the fiscal year ended March 31, 2007 compared with 4.3% for the fiscal year ended March 31, 2006.  The 1.0% increase is due to the $7.6 million decrease in revenues in fiscal 2006.  We expect research and development expense as a percent of revenues to remain approximately the same in fiscal 2008 compared with fiscal 2007.

    Restructuring charges were $.1 million in expense in fiscal 2007 versus $0 for fiscal 2006.  In March 2007, we reduced our U.S. workforce by approximately 12% in order to adjust our cost structure to be more competitive due to the loss of RAC revenues.  There were no comparable restructuring charges in fiscal 2006.

    Other operating expenses consisted of $.1 million or .2% of revenues in fiscal 2007 compared with $0 in fiscal 2006. Other operating expense consisted of a write-down in assets to fair market value.

    Other income (expense), net was $3.1 million in income in fiscal 2007 versus $.2 million in expense in fiscal 2006, an increase in income of $3.3 million.  The increase in other income was primarily attributable to the patent infringement lawsuit settlement of $3.2 million that was recorded in the third quarter.  In addition, interest expense declined from the prior year due to lower loan balances outstanding.

    Income tax expense decreased $.5 million to $.2 million of expense for fiscal 2007 from $.7 million in fiscal 2006.  The decrease was principally due to higher income tax expense in fiscal 2006 resulting from a deemed dividend from our Honduran subsidiary to the U.S. parent company under Sections 951 and 956 of the Internal Revenue Code that resulted from borrowings under our joint line of credit with our Honduran subsidiary. Fiscal 2006 income taxes were reduced by the reversal of a tax accrual in the amount of $.1 million in the fourth quarter of fiscal 2006 as a result of concluding an audit by the Internal Revenue Service for the fiscal 2004 year.  Income tax expense as a percent of income before income taxes was 14.3% for fiscal 2007, compared with 29.9% in fiscal 2006.

    Historically our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  Our Honduran subsidiary is profitable which decreases our effective tax rate.  In fiscal 2005 and 2006 the earnings from foreign operations were taxable as deemed dividends to the parent company due to borrowings under our revolving credit agreement that were secured by the assets of the Honduran subsidiary.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, prior to fiscal 2005 we did not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that are essentially permanent in duration.  We expect our effective income tax rate to be between 25-30% in fiscal 2008.

    Net income was $1.5 million for fiscal 2007, compared with $1.8 million reported in fiscal 2006, a decrease of $.3 million.  Lower fiscal 2007 revenues and gross profit and higher fiscal 2007 operating expenses were largely offset by the $3.2 million settlement of the patent infringement lawsuit and the lower income tax provision when compared with fiscal 2006.

Fiscal 2006 and 2005 Comparison

    Revenues for fiscal 2006 increased $6.2 million, or 15.7% to $45.6 million from $39.4 million for the prior fiscal year.  Commercial revenues, including RAC revenues, increased $5.2 million reflecting solid growth in most channels of distribution in both domestic and international markets.  Military revenues increased $1.1 million or 9% to $13.4 million from $12.3 million in fiscal 2005.  Royalty income declined $.1 million to zero income in fiscal 2006.  The decline in royalty income was due to non-recurring royalties which were recorded in the prior year not repeated in fiscal 2006.

    Gross profit increased $.8 million to $10.6 million for the fiscal year ended March 31, 2006 from $9.8 million for the fiscal year ended March 31, 2005.  The higher gross profit in fiscal 2006 was due to the $6.2 million increase in revenues partially offset by lower margins on RAC sales as a result of competitive pressure, a less favorable product mix and price increases from vendors.  Gross profit as a percentage of revenues declined 1.6% from 24.9% for the fiscal 2005 year to 23.3% in fiscal 2006.  This decline in gross profit as a percent of revenues was also due to the lower margins on RAC sales, the more unfavorable product mix in fiscal 2006, and price increases from vendors.

    Selling and marketing expense of $2.6 million, or 5.8% of revenues, increased $.1 million for fiscal 2006, compared with $2.5 million, or 6.5% of revenues, for fiscal 2005.  The $.1 million increase over the comparable period was primarily due to increases in compensation expense in fiscal 2006.  Selling and marketing expense as a percent of revenues declined .7% principally due to the $6.2 million increase in revenues in fiscal 2006.  We expect selling and marketing expense as a percent of revenues to remain approximately the same in fiscal 2007 as in fiscal 2006.

    General and administrative expense was $3.3 million, or 7.3% of revenues, for fiscal 2006, compared with $2.6 million, or 6.5% of revenues, for fiscal 2005, an increase of $.7 million, or 28.3%.  The increase over the prior year was principally due to $.4 million in higher legal expense, of which $.3 million is a result of the Tower lawsuit, $.1 million in higher compensation, and $.1 million in higher consulting fees.  General and administrative expense as a percent of revenues increased  .8%  from 6.5% in fiscal 2005 to 7.3% in fiscal 2006.  This increase is primarily due to the higher legal, compensation and consulting fees partially offset by the $6.2 million increase in revenues in fiscal 2006.

    Research and development expense was $2.0 million of expense in both fiscal 2006 and fiscal 2005.  Research and development expense was 4.3% as a percent of revenues for the fiscal year ended March 31, 2006 compared with 5.2% for the fiscal year ended March 31, 2005.  The .9% decrease is due to the $6.2 million increase in revenues in fiscal 2006.  We expect research and development expense as a percent of revenues to remain approximately the same in fiscal 2007 compared with fiscal 2006.

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

    Income tax expense decreased $.7 million to $.7 million of expense for the fiscal year ended March 31, 2006 from $1.4 million for the fiscal year ended March 31, 2005.  The decrease was principally due to higher income tax expense in fiscal 2005 resulting from 1) a deemed dividend from our Honduran subsidiary to the U.S. parent company under Sections 951 and 956 of the Internal Revenue Code that resulted from borrowings under our joint line of credit with our Honduran subsidiary and 2) deferred income taxes recorded on pre-fiscal 2005 Honduran earnings due to inability to assert the indefinite reversal criteria of APB 23.  The income tax impact in fiscal 2005 was approximately $.3 million higher due recording deferred income taxes on pre-fiscal 2005 Honduran earnings.  The Company was able to reassert the indefinite reversal criteria for Honduran earnings within the fourth quarter of fiscal 2006, which decreased income taxes by approximately $.1 million.  Income taxes also decreased in fiscal 2006 due to the reversal of a tax accrual in the amount of $.1 million in the fourth quarter of fiscal 2006 as a result of concluding an audit by the Internal Revenue Service for the fiscal 2004 year.  Income tax expense as a percent of income before income taxes was 29.9% for fiscal 2006, compared with 52.5% in fiscal 2005.  The higher percentage of income tax expense as a percent of income before income taxes in fiscal 2005 is primarily due to deferred income taxes recorded on pre-fiscal 2005 Honduran earnings due to inability to assert the indefinite reversal criteria of APB 23.

    Historically our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes, which is subject to income taxes.  Our Honduran subsidiary is profitable which decreased our effective tax rate in years prior to fiscal 2005.  In fiscal 2005 and 2006 the earnings from foreign operations were taxable as deemed dividends to the parent company due to borrowings under our revolving credit agreement that were secured by the assets of the Honduran subsidiary.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that are essentially permanent in duration.

    The circumstances that triggered the taxation of foreign earnings are no longer in effect.  As it is management’s intent to reinvest future undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation, our effective income tax rate was lower in fiscal 2007.

    Net income was $1.8 million for fiscal 2006, compared with $1.2 million reported in fiscal 2005, an increase of $.5 million.  Higher fiscal 2006 gross profit and the lower tax provision discussed above were partially offset by higher operating expense and higher interest expense when compared with fiscal 2005.

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

    We believe that the following are critical accounting policies:

    Revenue Recognition/Allowance for Doubtful Accounts.  We recognize revenue from commercial customers when an order has been received and accepted, pricing is fixed, delivery has occurred and title to the product has passed and collectibility is reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  We have no installation obligation subsequent to product shipment.  Similarly, revenues from sales to distributors are recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.

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

Liquidity and Capital Resources

    As of March 31, 2007, our cash and cash equivalents increased $0.9 million to $3.5 million from the March 31, 2006 balance of $2.6 million.  The three components of this increase were cash provided by operating activities of $2.2 million, cash used in investing activities of $1.0 million and cash used in financing activities of $0.3 million.

    Cash provided by operating activities primarily resulted from net income of $1.5 million, depreciation of $1.1 million, a decrease in trade accounts receivable of $3.6 million, partially offset by a decrease in accounts payable of $1.8 million, a decrease in income taxes payable of $0.6 million, and an increase in other receivable of $1.7 million, net deferred tax assets of $.6 million and inventories of $.4 million.  The decrease in accounts receivable was primarily due to lower revenues in the fourth quarter compared to the prior year.  The decrease in accounts payable was principally due to bringing our balances with vendors to a more current position.  The increase in other receivables and other assets was due to the patent infringement lawsuit settlement of $3.2 million of which we received the first payment of $1.5 million after the end of our third fiscal quarter and $1.7 million will be received over a two-year period.  The decrease in income taxes payable reflects payments in federal and state income tax amounts owed to the Government based on our earnings.  The increase in net deferred tax assets reflects the increase in temporary differences between book and tax deductible items.

    Cash used in investing activities was due to cash of $.3 million used to acquire certain assets related to the acquisition of a recreational vehicle product line business from Automated Engineering Corporation and dB Technologies, Inc. along with cash of $.7 million paid for purchases of property, plant and equipment.

    Cash used in financing activities was primarily due to dividends paid of $.4 million.

    The maturity date of the revolving credit agreement with our institutional lender is September 30, 2008.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender’s prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  We are currently borrowing under the LIBOR option (6.96% as of March 31, 2007).  The loan is collateralized with a perfected first security interest which attaches to all of our accounts receivable and inventories, and a blanket security interest attaching to all of our assets, and requires us to maintain certain financial ratios.  As of March 31, 2007 and March 31, 2006, we had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  We are in compliance with the financial covenants under the revolving credit agreement as of March 31, 2007.

    We have no off-balance sheet arrangements and no debt relationships other than noted above.

    We believe cash flow from operations, the available bank borrowings and current short-term investments and cash and cash equivalents will be sufficient to meet our working capital requirements for the next 12 months.

Contractual Obligations

    We have entered into several operating leases as well as purchase commitments for inventory.  Additionally, we have both long and short-term debt as of March 31, 2007.  Future minimum payments under these commitments as of March 31, 2007 (in thousands) are as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$367	254	99	14	-
Purchase obligations	5,453	5,453	-	-	-
Payments due on long-term debt	3,000	1,000	2,000	-	-
Interest due on long-term debt	313	209	104	-	-
Total	9,133	6,916	2,203	14	-

    The payments due on long-term debt in the above table represent repayments of principal but not the associated interest, which will vary with the changes in market interest rates and the principal balance.  At March 31, 2007, the interest rate being paid on our outstanding debt was at 6.96%.  Interest due on long-term debt in the above table has been calculated based on the interest rate as of March 31, 2007 of 6.96% and assuming that the March 31, 2007 principal amount of the debt remains outstanding until the scheduled maturity of the debt.

New Accounting Standards

    In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  The application of SFAS No. 123(R) resulted in a charge to our Consolidated Statement of Operations of approximately $.1 million for our fiscal year ended March 31, 2007.  This charge will increase as additional stock-based awards are granted in the future.

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

    In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Corrections.  This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method of reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement also provides guidance on determining whether retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.  This statement is effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005.  The application of SFAS No. 154 did not have a material effect on our financial condition, results of operations or cash flows.

In February 2006, The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The application of SFAS No. 155 is not expected to have a material effect on our financial condition, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which became effective for our fiscal year ended March 31, 2007.  SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors.  SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures.  The adoption of SAB 108 did not have an impact on our fiscal 2007 consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP.  The provisions of SFAS No. 159 are effective for our fiscal year 2009.  We are currently assessing the impact SFAS No. 159 may have on our consolidated financial statements.

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

    As of March 31, 2007, we have both short and long-term debt. Our loans are subject to changes in interest rates.  With our current level of debt, a 1% change in the market rate of interest would result in a change in our annual interest expense of $30 thousand.  Additionally, the rate of interest is based on either the lender’s prime rate or on the 30-day London Interbank Offering Rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $5 thousand on an annual basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Schedule required by this Item are set forth on the pages indicated at Item 15(a).

Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements	F-1
Consolidated Balance Sheets as of March 31, 2007 and 2006	F-2
Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005	F-3
Consolidated Statements of Stockholders' Equity for the years ended March 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005	F-5
Notes to Consolidated Financial Statements	F-6 thru F-23

Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-24

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

    Further, there were no changes in our internal control over financial reporting during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect,  internal control over financial reporting, except that the material weakness related to accounting for income taxes that existed as of March 31, 2006 was remediated.  During our fourth fiscal quarter, the Company took steps to remediate this control deficiency, including obtaining third party tax consulting resources to assist in accounting for complex issues concerning international tax laws.

ITEM 9B.  OTHER INFORMATION

    None.

PART III

    Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2007 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file not later than 120 days after the end of the fiscal year covered by this Report.  With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this Report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

    The information required by this Item 10 is contained in our definitive Proxy Statement under the heading “Proposal No. 1 - Election of Directors” for the Annual Meeting of Stockholders scheduled to be held on August 30, 2007 and incorporated herein by reference.

    Information required by this item relating to our executive officers is contained under the caption “Executive Officers” in Part I of this Annual Report on From 10-K and is incorporated herein by reference.

    Information relating to our directors and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference to our 2007 proxy statement for the Annual meeting of Stockholders scheduled to be held on August 30, 2007.

    Information related to our audit committee and the designation of our audit committee financial expert is contained in our 2007 proxy statement and is incorporated by reference.

Family Relationships

No family relationships exist between any of our directors and executive officers.  There are no arrangements or understandings between any director and any other person concerning service or nomination as a director.

Code of Ethics

    We have adopted a written code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller or persons serving similar functions.  We have also adopted a code of ethics that applies to all employees, officers and directors of TRC.  Our Code of Ethics is publicly available on the corporate governance page of our website at www.trci.net and is filed as an exhibit to this Annual Report on Form 10-K.  To the extent required by law, any amendments to, or waivers from, any provision of the Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer or Comptroller will promptly be disclosed to the public.  To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.  Copies of the code may be obtained free of charge from our website or by requesting a copy from our Director of Investor Relations, Scott J. Loucks, at our mailing address of 5250 140th Avenue N., Clearwater, FL  33760.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required in Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement under the heading “Executive Compensation and Other Information” for the Annual Meeting of Stockholders scheduled to be held on August 30, 2007.

    The Compensation Committee Report and related information that is incorporated by reference shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, as amended, unless we specifically incorporate such information by reference into such filing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required in Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” scheduled to be held on August 30, 2007.

Equity Compensation Plan Table

    The table below provides information about the common stock that may be issued to our directors, officers and employees under all of our existing equity compensation plans as of March 31, 2007.

				(c) Number of
				Securities Remaining
		(a) Number of		Available for
		Securities to be		Future Issuance
		Issued Upon	(b) Weighted-	Under Equity
		Exercise of	Average Exercise	Compensation
		Outstanding	Price of Outstanding	Plans (Excluding
		Options, Warrants	Options, Warrants	Securities in
Plan Category		and Rights	and Rights	Column (a)
Equity compensation plans approved by stockholders	(1)	3,117	$1.63	-
	(2)	1,000	1.63	-
	(3)	340,818	9.19	403,850
Totals		344,935	9.10	403,850

(1)  Technology Research Corporation 1993 Incentive Stock Option Plan.
(2)  Technology Research Corporation 1993 Amended and Restated Non-Qualified Stock Option Plan.
(3)  Technology Research Corporation 2000 Long Term Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required in Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our 2007 Proxy Statement under the heading “Certain Relationships, Related Transactions, and Director Independence” for the Annual Meeting of Stockholders scheduled to be held on August 30, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required in Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our 2007 Proxy Statement under the heading “Relationship with Independent Registered Public Accounting Firm” for the Annual Meeting of Stockholders scheduled to be held on August 30, 2007.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report.

    (1) All financial statements.

    (2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts	F-24

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

10.2	The 2000 Long Term Incentive Plan effective August 24, 2000. Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2000. (3)

10.3
Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 300,000 to 600,000 effective August 21, 2003.  Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2003. (3)

10.4
Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 600,000 to 1,100,000 effective August 24, 2004.  Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2004. (3)

10.5
License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company's Fire Shield® technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults.  Incorporated by reference to TRC's Annual Report on Form 10-KSB  for the year ended March 31, 2002.

10.6
Amended Revolving Credit Agreement, dated December 20, 2004, between the Company and its subsidiary and SouthTrust Bank, increasing the amount available to borrow from $3,000,000 to $6,000,000 and extending the maturity date to December 14, 2006.  Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2005.

10.7
Change of Control Agreement between the Company and its Chief Financial Officer, Barry H. Black, dated January, 2006, filed with and as part of the Registrant's Form 10-Q for the period ended December 31, 2005. (3)

10.8	Form of Individual Director Indemnification Agreement. (3)

10.9	Form of Non-Qualified Stock Option Grant under the Company's 2000 Long Term Incentive Plan. (3)

10.10	Form of Qualified Stock Option Grant under the Company's 2000 Long Term Incentive Plan. (3)

14.1	Code of Conduct. Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2005.

14.2	Code of Ethics for Principal Executive, Financial and Accounting Officers. Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2005.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

______________________
(1)  Previously filed with and as part of the Registrant's Registration Statement on Form S-1 (No. 33-24647).
(2)  Previously filed with and as part of the Registrant's Annual Report on Form 10-KSB.
(3)  Management contracts and compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 27, 2007

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Owen Farren	President and Chief Executive Officer	June 27, 2007
Owen Farren	(Principal Executive Officer)

/s/ Barry H. Black	Vice President of Finance, Chief Financial Officer and Secretary	June 27, 2007
Barry H. Black	(Principal Financial and Accounting Officer)

/s/ Raymond B. Wood	Director and Senior Vice President of Government Operations	June 27, 2007
Raymond B. Wood	and Marketing

/s/ Robert S. Wiggins	Chairman of the Board	June 27, 2007
Robert S. Wiggins

/s/ Gerry Chastelet	Director	June 27, 2007
Gerry Chastelet

Director
Patrick M. Murphy

/s/ Edmund F. Murphy, Jr.	Director	June 27, 2007
Edmund F. Murphy, Jr.

/s/ David F. Walker	Director	June 27, 2007
David F. Walker

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Financial Statements

 Index

Report of Independent Registered Public Accounting Firm

The Board of Directors

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1(l) to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” applying the modified prospective method.

/s/  KPMG LLP

Tampa, Florida
June 27, 2007
Certified Public Accountants

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Balance Sheets

March 31, 2007 and 2006
(In thousands, except share data)

ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$3,471	2,607
Short-term investments	498	500
Trade and other accounts receivable, net of allowance for
doubtful accounts of $273 in 2007 and $78 in 2006 (note 5)	6,950	10,730
Other receivable - current portion	884	-
Inventories, net (notes 2 and 5)	9,294	9,633
Deferred income taxes (note 6)	999	455
Prepaid expenses and other current assets	351	210
Total current assets	22,447	24,135

Property, plant and equipment, net of accumulated depreciation of
$10,472 and $9,346 (note 3)	4,412	4,939
Other receivable - less current portion	850	-
Intangible asset, net of accumulated amortization of $59 and $0, respectively	523	-
Other assets	47	70
Total assets	$28,279	29,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (note 5)	$1,000	1,000
Trade accounts payable	3,027	4,850
Accrued expenses	1,409	1,323
Accrued dividends	133	101
Income taxes payable	846	1,468
Total current liabilities	6,415	8,742
Long-term debt, less current portion (note 5)	2,000	2,000
Deferred income taxes (note 6)	139	244
Total liabilities	8,554	10,986

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,910,328 shares and 5,848,649 shares issued, and
5,888,828 shares and 5,827,149 shares outstanding	3,014	2,983
Additional paid-in capital	9,287	8,770
Retained earnings	7,464	6,445
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	19,725	18,158
Total liabilities and stockholders' equity	$28,279	29,144

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Operations

Years ended March 31, 2007, 2006 and 2005
(In thousands, except share data)

	2007	2006	2005
Revenues (note 9):
Commercial	$26,471	32,250	27,022
Military	11,521	13,370	12,269
Royalties	-	-	142
Total revenues	37,992	45,620	39,433
Cost of sales	29,368	34,978	29,618
Gross profit	8,624	10,642	9,815

Operating expenses:
Selling and marketing	2,906	2,640	2,546
General and administrative	4,847	3,327	2,593
Research and development	2,026	1,955	2,034
Business restructuring charges	138	-	-
Other	83	-	(1)
Total operating expenses	10,000	7,922	7,172
Income (loss) from operations	(1,376)	2,720	2,643

Interest expense	(182)	(255)	(48)
Other income	3,264	32	29
	3,082	(223)	(19)
Income before income taxes	1,706	2,497	2,624
Income tax expense (note 6)	244	746	1,378
Net income	$1,462	1,751	1,246

Earnings per share - basic	$.25	0.30	0.22

Earnings per share - diluted	$.25	0.30	0.21

Shares outstanding - basic	5,884,083	5,786,129	5,754,816

Shares outstanding - diluted	5,906,563	5,833,947	5,954,068

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended March 31, 2007, 2006 and 2005
(In thousands, except share data)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2004:	5,728,258	$2,932	8,417	4,142	(40)	15,451

Dividends - $0.06 per share	-	-	-	(346)	-	(346)
Net income	-	-	-	1,246	-	1,246
Tax benefit related to exercise
of stock options	-	-	15	-	-	15
Exercise of stock options	45,617	23	51	-	-	74
Balances as of March 31, 2005:	5,773,875	2,955	8,483	5,042	(40)	16,440

Dividends - $0.06 per share	-	-	-	(348)	-	(348)
Net income	-	-	-	1,751	-	1,751
Stock compensation expense	-	-	38	-	-	38
Tax benefit related to exercise
of stock options	-	-	51	-	-	51
Exercise of stock options	53,274	28	198	-	-	226
Balances as of March 31, 2006:	5,827,149	2,983	8,770	6,445	(40)	18,158

Dividends - $0.075 per share	-	-	-	(443)	-	(443)
Net income	-	-	-	1,462	-	1,462
Stock compensation expense	-	-	144	-	-	144
Tax benefit related to exercise
of stock options	-	-	5	-	-	5
Exercise of stock options	10,000	5	47	-	-	52
Issuance of shares in connection
with acquisition (note 14)	51,679	26	321	-	-	347
Balances as of March 31, 2007:	5,888,828	$3,014	9,287	7,464	(40)	19,725

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended March 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$1,462	1,751	1,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion on short-term investments	(17)	(13)	-
Change in allowance for doubtful accounts	195	(94)	141
Note receivable received as partial settlement of lawsuit	(1,734)	-	-
Depreciation	1,126	1,255	948
In-process research and development	17	-	-
Amortization of intangible assets	59	-	-
Stock compensation expense	144	38	-
Deferred income taxes	(649)	(371)	164
Loss (gain) on disposal of assets	83	-	(1)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable	3,585	2,479	(9,835)
Inventories, net	418	1,828	(5,827)
Prepaid expenses and other current assets	(141)	305	(309)
Other assets	23	26	(57)
Trade accounts payable	(1,823)	(3,121)	6,423
Accrued expenses	86	(5)	561
Income taxes payable	(622)	859	178
Deferred revenue	-	-	(40)
Net cash provided by (used in) operating activities	2,212	4,937	(6,408)

Cash flows from investing activities:
Maturities of short-term investments	1,309	-	-
Purchases of short-term investments	(1,290)	-	(487)
Acquisition of business	(331)	-	-
Capital expenditures	(682)	(725)	(3,351)
Net cash used in investing activities	(994)	(725)	(3,838)

Cash flows from financing activities:
Borrowings of short-term debt	3,000	10	5,350
Repayments of short and long-term debt	(3,000)	(2,360)	-
Proceeds from the exercise of stock options	52	226	74
Tax benefit of stock option exercised	5	51	15
Cash dividend paid	(411)	(347)	(346)
Net cash provided by (used in) financing activities	(354)	(2,420)	5,093

Net increase (decrease) in cash and cash equivalents	864	1,792	(5,153)
Cash and cash equivalents at beginning of year	2,607	815	5,968
Cash and cash equivalents at end of year	$3,471	2,607	815

Supplemental cash flow information:
Cash paid for interest	$124	228	37
Cash paid for income taxes	$1,510	207	1,037
Supplemental schedule of noncash investment activities:
The Company purchased a Recreational Vehicle
product line business from Automated Engineering
Corporation. In conjunction with the acquisition, cash
and non cash consideration was provided as follows:
Cash paid to seller	$279	-	-
Cash paid for acquisition costs	$52	-	-
Common stock issued to seller, 51,679 shares	$347	-	-
Assets acquired	$678

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
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

(d)  Cash Equivalents

Cash equivalents amounted to $2,065 and $34 as of March 31, 2007 and 2006, respectively, and consisted of money market accounts.  For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

(e)  Short-term Investments

The value of the short-term investment totaled $498 as of March 31, 2007, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $495.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
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

The Company may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (“non-standard” products) or fall outside the scope of SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, the Company records revenue under a units of delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, the Company records revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  The Company has not experienced past losses on government contracts, and in fiscal 2007, the Company does not have any transactions being accounted for within the scope of SOP 81-1.

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

The Company sells products to customers throughout the world and in many markets including retail, distribution, OEM, and directly to consumers.  Customers are reviewed for creditworthiness, and the Company maintains an allowance for anticipated losses.  The Company had one customer with an accounts receivable balance equal to more than 10% of net accounts receivable at the end of the Company's fiscal 2007 year.

One Far East contract manufacturers supplied the Company with 19% of our total inventory purchases in fiscal 2007.  In fiscal 2006, two Far East contract manufacturers supplied the Company with greater than 10% of our total inventory purchases, one at 12% and the other at 13%.

(h)  Inventories

Inventories are stated at the lower of cost or market.  Market represents net realizable value.  Cost is determined using the first-in, first-out method.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

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

(l)  Stock-Based Compensation

As of April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans.  Previously, the Company accounted for these plans under the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”) and related interpretations and disclosure requirements set by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Following the principles of APB 25, no compensation expense was recognized in earnings for the Company’s stock options, except for the acceleration of vesting of options for a former officer of the Company in September 2005 and reflected in the financial results for the fiscal year ended March 31, 2006.  The pro forma effects on net income and earnings per share resulting from the stock options were disclosed in a footnote to the financial statements.  Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS 123R using the modified prospective transition method.  Under this method, prior periods are not restated to reflect the impact of SFAS 123R.  Under SFAS 123R, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The Company adopted the Black Scholes model to estimate the fair value of options.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

The following table illustrates the impact on net income and earnings per share as if the Company had followed SFAS 123 and utilized its fair-value recognition provisions for all of its share-based compensation awards for the fiscal years ended March 31, 2006 and 2005 (in thousands, except per share data):

	Years ended March 31,
	2006	2005
Net income - as reported	$1,751	1,246
Add: Total stock-based employee compensation expense
included in the determination of reported net income,
net of related income taxes of $8 and $0 respectively.	31	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related income taxes of $344 and
$213, respectively.	(1,374)	(852)
Net income - pro forma	$408	394

Basic earnings per share:
As reported	$0.30	0.22
Pro forma	$0.07	0.07

Diluted earnings per share
As reported	$0.30	0.21
Pro forma	$0.07	0.07

The implementation of SFAS 123R had no impact on the Company’s cash position.  Stock compensation expense of $144 resulting from the implementation of SFAS 123R was included in 2007 consolidated statements of operations.  The consolidated statement of cash flows for the fiscal year ended March 31, 2007, includes an adjustment to reconcile net income to net cash provided by operating activities of $144 due to this non-cash stock compensation expense.

Cash received from the exercises of stock options under all share-based payment arrangements for the fiscal year ended March 31, 2007, 2006 and 2005 was $52, $226 and $74, respectively.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

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

March 31, 2007, 2006 and 2005
(In thousands, except share data)

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

The table below reconciles the calculation of basic and diluted earnings per share:

	Years ended March 31,
	2007	2006	2005
Net income	$1,462	1,751	1,246

Weighted average shares outstanding - basic	5,884,083	5,786,129	5,754,816
Dilutive common shares issuable upon exercise of stock options	22,480	47,818	199,252
Weighted average shares outstanding - diluted	5,906,563	5,833,947	5,954,068
Earnings per common share:
Basic	$0.25	0.30	0.22
Diluted	$0.25	0.30	0.21

For the fiscal year ended March 31, 2007, options to purchase 261,900 shares were considered anti-dilutive for the purposes of calculating earnings per share.  For the fiscal year ended March 31, 2006, options to purchase 497,876 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.  For the fiscal year ended March 31, 2005, options to purchase 245,400 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

(n)  Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R) - Accounting for Stock-Based Compensation.  SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees, and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity for goods and services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair market value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  This statement is effective as of the beginning of the first annual period that begins after December 15, 2005.  The application of SFAS No. 123R resulted in a charge to the Company's Consolidated Statement of Operations of approximately $.1 million for the fiscal year ended March 31, 2007.  This charge will increase as additional stock-based awards are granted in the future.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

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

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which will be effective for the Company’s fiscal year ending March 31, 2007.  SAB No. 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors.  SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income and the consolidated balance sheet and related financial statement disclosures. The adoption of SAB 108 did not have an impact on the Company's fiscal 2007 consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”).  The Company is required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning April 1, 2007.  The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s fiscal 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP.  The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning April 1, 2008.  The Company is currently assessing the impact SFAS No. 159 may have on its consolidated financial statements.

(o)  Advertising Expenses

The Company accounts for advertising expenditures as expense in the period incurred.  For the fiscal years ended March 31, 2007, 2006, and 2005, advertising expenses were $134, $127 and $145, respectively.

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

(2)  Inventories

Inventories at March 31, 2007 and 2006 consist of the following:

	2007	2006
Raw materials	$6,102	6,618
Work-in-process	461	449
Finished goods	2,731	2,566
Total	$9,294	9,633

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

Approximately 45% and 38% of inventories were located in Honduras as of March 31, 2007 and 2006, respectively.  In March 2007, the Company recorded a write-down of inventory in the amount of $704 and a loss due to non-cancellable commitments in the amount of $69, and in September 2006, the Company recorded a write-down of inventory in the amount of $468.  Approximately $1.1 million of the annual charge for the write-down in inventory was required due to a decline in the selling price and a reduction in demand due to increased competition for our RAC products being sold to the Chinese air conditioner manufacturers.  The remainder of the annual charge is principally due to the write down to market value of existing inventory that is being sold to domestic customers.

(3)  Property, Plant and Equipment

Property, plant and equipment as of March 31, 2007 and 2006 consists of:

	2007	2006	Estimated useful lives
Building and improvements	$1,640	1,640	20 years
Machinery and equipment	13,244	12,645	5 - 15 years
	14,884	14,285
Less: Accumulated depreciation	10,472	9,346
	$4,412	4,939

Approximately 29% and 30% of property, plant and equipment was located in Honduras as of March 31, 2007 and 2006, respectively.

(4)  Warranty

The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the fiscal years ended March 31, 2007, 2006 and 2005 is as follows:

	Years ended March 31,
	2007	2006	2005
Beginning balance	$111	310	20
Warranty expense	67	475	354
Warranty claims	(88)	(674)	(64)
Ending balance	$90	111	310

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

(5)  Debt

The maturity date of the revolving credit agreement with the Company's institutional lender is September 30, 2008.  The agreement provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  The Company is currently borrowing under the LIBOR option (6.96% as of March 31, 2007).  The loan is collateralized with a perfected first security interest which attaches to all of the Company's accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of March 31, 2007 and March 31, 2006, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.

The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

(6)  Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2007 and 2006 are presented below:
	2007	2006
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$90	28
Inventories, principally due to a different cost basis for financial reporting purposes and additional costs inventoried for tax purposes	815	343
Stock-based compensation	36	-
Accrued expenses	138	117
Total gross deferred tax assets	1,079	488

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(139)	(244)
Prepaid expenses	(80)	(33)
Total gross deferred tax liability	(219)	(277)
Net deferred tax assets	$860	211

Net deferred tax assets included in the accompanying consolidated balance sheets as of March 31, 2007 and 2006 are as follows:

	2007	2006
Deferred income taxes, current asset	$999	455
Deferred income taxes, noncurrent liability	(139)	(244)
	$860	211

Management assesses the likelihood that the deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible.  Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the Company will realize the benefits of these deductible differences at March 31, 2007.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

Income tax expense (benefit) for the years ended March 31, 2007, 2006, and 2005 consists of:

	2007	2006	2005
Current:
Federal	$825	1,070	1,160
State	68	47	54
	893	1,117	1,214
Deferred:
Federal	(601)	(366)	170
State	(48)	(5)	(6)
	(649)	(371)	164
	$244	746	1,378

Income tax expense for the years ended March 31, 2007, 2006 and 2005 differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

	2007	2006	2005
Computed expected tax expense	$580	849	892
Increase (reduction) in income taxes resulting from:
Foreign earnings for which no income taxes have been provided	(256)	(47)	-
Deferred taxes on prior years' foreign earnings	-	-	433
State income taxes, net of Federal income tax effect	13	28	31
Change in tax contingency accrual	-	(83)	-
Domestic production activities deduction	(60)	-	-
Other	(33)	(1)	22
	$244	746	1,378

The operating results of the foreign manufacturing subsidiary are not subject to foreign tax as it is operating under an indefinite tax holiday granted on January 7, 2002 by the Honduran Secretary of Industry and Commerce.  Prior to January 7, 2002, the subsidiary operated under a 20-year tax holiday.  The foreign operations generated income of approximately $708 in 2007, $1,147 in 2006, and $983 in 2005.  In March 2007, the Company determined that during fiscal years March 31, 2005 and 2006 it had inadvertently triggered additional U.S. taxable income and an income tax liability due to its borrowings under the Company’s joint line of credit with its Honduran subsidiary.  In April 2007, the Company filed amended income tax returns and paid additional income taxes for the years ended March 31, 2005 and 2006.  In June 2007, the Company filed restated financial statements with the SEC.  At March 31, 2007 no income taxes have been provided on $708 of Honduras earnings in fiscal 2007 and on $251 of Honduras earnings in the fourth quarter of fiscal 2006.

The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $959 at March 31, 2007.  It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.  It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

(7)  Stock Options and Grants

The Company has adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards of Company common stock (the “Plans”).  Employee stock options generally vest over a three-year period and director stock options vest over a two-year period.  The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of Company stock, the exercise price will not be less than 110% of the fair market value of the shares on the date of grant.  The term of options may not exceed ten years.  Except in highly unusual circumstances, non-qualified stock options will be granted at the fair market value on the date of grant.

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

On March 24, 2000, the Company's Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 403,850 remain available for awards as of March 31, 2007.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

The table below summarizes activity in the Plans for the fiscal years ended March 31, 2007, 2006 and 2005:

				Aggregate(1)	Weighted	Weighted
	Shares			intrinsic	average	average
	available	Restricted	Options	value	exercise	remaining
	for grant	Stock	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2004	188,850		681,469		$ 7.10
Options authorized	500,000		-		-
Options granted	(63,500)		63,500		$ 6.24
Options canceled	18,500		(18,500)		$11.25
Options exercised	-		(45,617)	$ 370	$ 1.63
Balance as of March 31, 2005	643,850		680,852		$ 7.27
Options granted	(40,000)		40,000		$ 6.72
Options canceled	-		(126,667)		$ 5.90
Options exercised	-		(53,274)	$ 147	$ 4.23
Balance as of March 31, 2006	603,850		540,911	$ 745	$ 7.86	5.05
Options expired	(150,000)		-		$ 5.13
Options granted	(50,000)		50,000		$ 5.17	9.67
Restricted stock grants	(23,370)	23,370	-
Options canceled	-		(235,976)		$ 5.59
Restricted stock forfeited	23,370	(23,370)	-
Options exercised	-		(10,000)	$ 13	$ 5.17
Balance as of March 31, 2007	403,850	0	344,935	$ 107	$ 9.10	7.44
Exercisable as of March 31, 2007			289,935	$ 107	$ 9.72	7.06
_______________________________
Footnote:
(1)  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.27 as of March 31, 2006 and of $4.92 as of March 31, 2007 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

In April 2006, the Company granted a total of 23,370 shares of restricted stock to eleven members of its senior management team as stock awards under the Company’s 2000 Long Term Incentive Plan.  Each stock award was limited in amount at the time of grant to 25% of the grantee’s target incentive bonus for the Company’s 2007 fiscal year.  Under the terms of these restricted stock awards, the grantee had to be an active employee on April 30, 2007 and achieve a performance condition that was based upon certain gross profit margin targets that the Company established for the year ended March 31, 2007.  As of March 31, 2007, none of the performance targets were met and, as a result, all 23, 370 shares granted under these stock awards were forfeited and the shares cancelled.

The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2007, 2006 and 2005 was $3.75 per share, $5.00 per share and $4.82 per share, respectively.  The total intrinsic value of options exercised during the fiscal years ended March 31, 2007, 2006 and 2005 was $13, $147 and $370, respectively.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

As of March 31, 2007, there was $243 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of stock options vested during the fiscal years ended March 31, 2007, 2006 and 2005 was $118, $1.7 million and $1.1 million, respectively.

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

The per share weighted average exercise price of stock options granted during 2007, 2006 and 2005 was $5.17, $6.72 and $6.24, respectively, on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Years Ended March 31,
	2007	2006	2005
Expected dividend yield	1.12-1.32%	1.19%	0.94%
Risk free interest rate	4.76-5.05%	4.32-4.79%	4.16%
Expected volatility	88.29-90.36%	96.34%	97.65
Expected life	6.46-7.19 years	6.42 years	7.07 years

As of March 31, 2007, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of outstanding as of March 31, 2007	Weighted average remaining contractual life(years)	Weighted average exercise price	Number exercisable as of March 31, 2007	Weighted average exercise price
$1.50 - 1.63	9,117	3.6	$1.56	9,117	$1.56
$1.64 - 1.80	23,918	4.8	1.76	23,918	1.76
$1.81 - 4.87	10,000	8.8	4.87	10,000	4.87
$4.88 - 5.17	60,000	9.2	5.02	30,000	5.10
$5.18 - 8.30	50,000	8.7	7.27	25,000	7.72
$8.31 - 12.34	191,900	7.0	12.34	191,900	12.34
	344,935	7.4	$9.10	289,935	$9.72

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue.  There were no such shares issued during the years ended March 31, 2007, 2006 or 2005.

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)
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

The Company's subsidiary leases its operating facility in Honduras.  The initial operating lease was for five years through February 2002, and since then, has been extended on a yearly basis through February 2008.  In addition, the Company's subsidiary entered into a three-year lease in February 2005 for additional warehouse space in Honduras at the same location.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2007 are:

Year ending March 31,
2008	$254
2009	33
2010	33
2011	33
2012	14
Thereafter	-
Total minimum lease payments	$367

Rental expense for all operating leases was approximately $254 in 2007, $275 in 2006 and $239 in 2005.

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
	Years ended March 31,
	(In thousands)
Customer	2007	2006	2005
U.S. Military (direct sales)	$3,623	6,110	6,368
DRS Technologies, Inc., a U.S. Government Prime Contractor	7,000	6,425	5,003
Total revenues for major customers	$10,623	12,535	11,371

Exports:
Africa	$2	-	-
Australia	9	1	5
Canada	243	24	25
Europe	2,866	2,080	2,239
Far East	5,146	10,598	6,293
Mexico	639	556	-
Middle East	29	3	26
South America	22	583	7
Total exports	$8,956	13,845	8,595

TECHNOLOGY RESEARCH CORPORATION
AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

(10)  Benefit Plan

The Company's 401(k) plan covers all employees with three months of service who are at least 21 years old.  The Company matches employee contributions dollar-for-dollar up to $400.  Total Company contributions were approximately $30 in 2007, $27 in 2006 and $28 in 2005.

(11)  Litigation

On August 3, 2005, the Company filed a lawsuit in the United States District Court, Middle District of Florida, Tampa Division, against Tower Manufacturing Corporation, of Providence, R. I., alleging willful infringement of U.S. Patent No. 6,292,337, which underlies its Fire Shield® technology for cord fire prevention.  The Company alleged in the lawsuit that the Tower LCDI, found on portable room air conditioners, infringes its Fire Shield® patent.  As described in the Complaint, the Company sought injunctive relief, damages for infringement, lost profits, and any other relief deemed just by the Court.  Tower Manufacturing Corporation filed a counterclaim alleging an antitrust violation and for tortuous interference with contract.

On September 13, 2005, the Company added Fedders Corporation (NYSE-FJC), a global manufacturer of air treatment products, including room air conditioners, as a defendant in the previously filed lawsuit against Tower Manufacturing Corporation.  The amended complaint alleged that the Tower LCDI, found on the Fedders room air conditioners, also infringes the Company's Fire Shield® patent.

On May 11, 2006, the Company received notice that a complaint had been filed against the Company by Tower Manufacturing Corporation in the United States District Court for the District of Rhode Island, alleging infringement of its patent on a Mini Appliance Leakage Current Interrupter, No. 5,943,199.  Tower sought an injunction and monetary damages.

In September 2006, a Markman Hearing was conducted before Judge Richard A. Lazzara, United States District Court, Middle District of Florida, for the purpose of patent claim construction interpretation in preparation for the trial relating to the Company’s infringement allegations against Tower Manufacturing Corporation.

On October 6, 2006, the Company’s attorneys filed a request with the United States Patent and Trademark Office (PTO) for an ex parte reexamination of the claims in Tower's Mini Appliance Leakage Current Interrupter patent.  The Requests asked the PTO to invalidate the claims of Tower's patent based on prior art contained within the request.  In view of this, on October 10, 2006, the Company’s attorneys filed a motion in the Rhode Island Federal District Court requesting the Court to stay the case pending the outcome of the ex parte reexamination request that was submitted to the PTO.  In a separate ruling on October 10, 2006, Judge Ernest C. Torres, United States District Court for the District of Rhode Island, ordered a nonbinding settlement mediation in this matter. The judge in the Middle District of Florida action subsequently ordered nonbinding mediation as well.

On December 29, 2006, the Company entered into a Settlement Agreement with Tower Manufacturing Corporation (“Tower”).  Under the Settlement Agreement, the civil actions filed by both the Company and Tower, including Fedders Corporation, were dismissed. Under the terms of the Settlement Agreement the Company is to receive $3.2 million paid over a two year period. The settlement is included in other income in the fiscal 2007 consolidated statement of operations.  The Company and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.

TECHNOLOGY RESEARCH CORPORATION
AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against the Company in the Central District of California alleging that the Company’s United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. The Company had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April the Company filed a counterclaim against ELE  asserting that the patent is valid, that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent. The Company is also seeking monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies the Company’s Fire Shield® technology for cord fire prevention. The Company filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where the Company is headquartered.  On May 18, 2007, Judge R. Gary Klausner granted the Company’s motion and transferred the action to the Middle District of Florida.  The Company intends to vigorously pursue its claim of patent infringement against ELE in this new venue.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows

(12)  Stock Repurchase Plan

On December 9, 1999, the Company’s board of directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market.  Through the year ended March 31, 2007, the Company has repurchased 21,500 shares at a cost of $40.  On June 28, 2006, the Company's board of directors terminated the Company's stock repurchase program.

(13)  Selected Quarterly Financial Data (Unaudited)

Information (unaudited) related to operating revenue, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2007 and 2006 are:
	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended March 31, 2007:
Revenues	$10,615	9,705	8,818	8,854
Gross profit	2,429	1,966	2,363	1,865
Income (loss) from operations	64	(421)	10	(1,029)
Net income (loss)	20	(431)	2,389	(495)
Basic earnings (loss) per share	0.00	(0.07)	0.41	(0.08)
Diluted earnings (loss) per share	0.00	(0.07)	0.40	(0.08)

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended March 31, 2006:
Revenues	$10,577	8,662	11,354	15,027
Gross profit	2,293	1,779	2,852	3,717
Income (loss) from operations	431	(276)	1,082	1,482
Net income (loss)	254	(220)	665	1,052
Basic earnings (loss) per share	0.04	(0.04)	0.11	0.18
Diluted earnings (loss) per share	0.04	(0.04)	0.11	0.18

TECHNOLOGY RESEARCH CORPORATION
AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)
(14)  Acquisition

On April 28, 2006, the Company purchased a Recreational Vehicle (RV) product line business from Automated Engineering Corporation (“AEC”) and its underlying intellectual property owned by dB Technologies, Inc. and its founder, David Bailey.  The acquisition complements the Company’s existing RV business by allowing the Company to offer electrical safety solutions to a broader range of RV manufacturers.  The networking capabilities of the acquired product line business is intended to improve the Company's position in marketing electronic communications in recreational vehicles.  The acquisition has been accounted for under the purchase method of accounting, which results in recognition of approximately $599 in intangible assets. The purchase price consisted of:

Cash paid to seller	$279
Cash paid for acquisition costs	52
Common stock issued to seller, 51,679 shares	347
Total	$678

The common stock issued was valued at $6.72 per share based on the average of the closing prices during the 5 trading days surrounding the April 26, 2006 announcement of the acquisition.  An additional 22,148 shares of common stock have been issued on a contingent basis and are being held in escrow to be earned and released from escrow if post-acquisition sales of acquired RV products reach agreed upon targets through April 2009.  If all 22,148 contingent shares are earned, their value, based on the $6.72 average market value, would be $149.  The value of these shares will be calculated and added to the cost of the acquisition at the time they are earned and the value of the intangible assets will increase accordingly at such time.  As of March 31, 2007 no contingent shares have been earned.  The purchase price was allocated as follows:

		Estimated useful lives
Inventories	$79	N/A
Total tangible assets acquired	79

Intangible assets:
Developed technology	417	10 years
Patents	84	10 years
Purchased customer relationships	67	9 years
Trademarks	6	1 year
Covenant not-to-compete	8	5 years
In-process research and development	17	*
Total intangible assets acquired	599
Total	$678

* Written-off during the first quarter of fiscal 2007 and reported in research and development.

Total amortization expense related to the above for the fiscal year ended March 31, 2007 was $59.  It is estimated that amortization expense related to these intangible assets will amount to $60 for fiscal 2008, $59 for fiscal 2009 thru 2011, $58 for 2012 thru 2015, and $55 for 2016 and beyond.

TECHNOLOGY RESEARCH CORPORATION
AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005
(In thousands, except share data)

The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred April 1, 2005.  This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

	Years ended March 31,
	(In thousands)
	2007	2006
Revenues	$38,043	46,022
Net income	1,464	1,768
Diluted earnings per share	0.25	0.30

(15)  Accrued Business Restructuring

In the fourth quarter of fiscal 2007, the Company recorded $138 of restructuring charges related to a reduction in workforce of 13 people representing approximately 12% of the U.S. workforce.  The charge included separation pay, severance pay, benefit payments and associated payroll taxes.  The workforce reduction was implemented to adjust the cost structure of the business to improve the Company’s competitive position.  The Company has experienced a significant decline in its RAC revenues necessitating reductions in costs.  Terminated employees with more than one year of service received severance benefits.

The following table summarizes the activity in the business restructuring accrual for fiscal 2007:

Beginning balance as of April 1, 2006	$-
Additions to accrual in March 2007	138
Less payments made in fiscal 2007	(25)
Ending balance as of March 31, 2007	$113

TECHNOLOGY RESEARCH CORPORATION
 AND SUBSIDIARY

Schedule II

Valuation and Qualifying Accounts

Years ended March 31, 2007, 2006 and 2005
(In thousands, except share data)

		Additions
	Balance at	Charges to	Charged to		Balance
	beginning	costs	other		at end of
Description	of period	and expense	accounts	Deductions	period
Allowance for doubtful accounts:
Year ended March 31, 2007	$78	261	-	66	273

Year ended March 31, 2006	172	38	-	131	78

Year ended March 31, 2005	31	146	-	5	172