Form 10-K/A
period 2007-03-31
TECHNOLOGY RESEARCH CORP
filed 2007-07-11
CIK 741556

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

    Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” is Rule 12b-2 of the Exchange Act. (Check one):

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

TECHNOLOGY RESEARCH CORPORATION

EXPLANATORY NOTE

Section 16(a) Filings

    On June 29, 2007, we filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  On the cover page to our Form 10-K filing we indicated, to the best of our knowledge, that none of our officers, directors or beneficial owners of more than ten percent of our common stock would be required to disclose late reports filed by any of such persons as required under Section 16(a) of the Securities Exchange Act and Item 405 of Regulation S-K, promulgated by the Securities and Exchange Commission. The box should have been left unchecked because there were late filings. As a result, we will report this information in our proxy statement for our annual meeting of shareholders to be held on August 30, 2007.

    This Amendment No. 1 to the Annual Report on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than amending the cover page to such report to indicate that we will include disclosure of late filings required under Section 16(a) of the Exchange Act, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

By:
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

Date: ___/___/______