Form 10-Q
period 2007-06-30
TECHNOLOGY RESEARCH CORP
filed 2007-08-09
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2007

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

As of May 31, 2007, there were 5,888,828 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

TECHNOLOGY RESEARCH CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
ASSETS	2007	2007
Current assets:
Cash and cash equivalents	$2,751	3,471
Short-term investments	3	498
Trade and other accounts receivable, net of allowance for doubtful
accounts of $278 at June 30, 2007 and $273 at March 31, 2007	6,891	6,950
Other receivable - current portion	900	884
Inventories, net	8,912	9,294
Deferred income taxes	1,033	999
Prepaid expenses and other current assets	375	351
Total current assets	20,865	22,447

Property, plant and equipment, net of accumulated depreciation of
$10,789 and $10,472	4,176	4,412
Other receivable less current portion	850	850
Intangible asset, net of accumulated amortization of $75 and $59, respectively	507	523
Other assets	48	47
Total assets	$26,446	28,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	1,000
Trade accounts payable	2,829	3,027
Accrued expenses	1,232	1,409
Accrued dividends	133	133
Income taxes payable	8	846
Total current liabilities	4,202	6,415
Long-term debt, less current portion	2,000	2,000
Deferred income taxes	119	139
Total liabilities	6,321	8,554

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,910,953 shares and 5,910,328 shares issued, and
5,888,828 shares and 5,888,828shares outstanding	3,014	3,014
Additional paid-in capital	9,321	9,287
Retained earnings	7,830	7,464
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	20,125	19,725
Total liabilities and stockholders' equity	$26,446	28,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three months ended June 30,
	2007	2006
Revenues:
Commercial	$5,905	7,953
Military	3,753	2,662
Total revenues	9,658	10,615
Cost of sales	6,818	8,186
Gross profit	2,840	2,429
Operating expenses:
Selling and marketing	736	721
General and administrative	986	1,158
Research and development (includes $0 and $17 of
purchased in-process research and development, respectively)	432	486
Total operating expenses	2,154	2,365
Income from operations	686	64
Other income (expense):
Interest expense	(55)	(44)
Other income	54	6
	(1)	(38)
Income before income taxes	685	26
Income tax expense	202	6
Net income	$483	20

Earnings per share - basic	$0.08	0.00

Earnings per share - diluted	$0.08	0.00

Shares outstanding - basic	5,888,828	5,873,408

Shares outstanding - diluted	5,910,953	5,927,372

Dividends declared per share	$.020	.015

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$483	20
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of interest on short-term investments	(5)	(3)
Change in allowance for doubtful accounts	5	(15)
Note receivable as partial settlement of lawsuit	(17)	-
Depreciation	319	283
In-process research and development	-	17
Amortization of intangible assets	16	10
Stock compensation expense	34	23
Deferred income taxes	(54)	(7)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable, net	54	2,564
Inventories	382	601
Prepaid expenses and other current assets	(24)	(110)
Other assets	-	1
Trade accounts payable	(198)	(1,612)
Accrued expenses	(177)	(229)
Income taxes payable	(838)	(331)
Net cash provided by (used in) operating activities	(20)	1,212
Cash flows from investing activities:
Maturities of short-term investments	500	499
Purchase of short-term investments	-	(244)
Acquisition of business	-	(331)
Purchases of property and equipment	(83)	(193)
Net cash provided by (used in) investing activities	417	(269)
Cash flows from financing activities:
Repayments of short-term debt	(1,000)	(1,000)
Proceeds from the exercise of stock options	-	52
Cash dividends paid	(117)	(87)
Net cash used in financing activities	(1,117)	(1,035)
Net decrease in cash and cash equivalents	(720)	(92)
Cash and cash equivalents at beginning of period	3,471	2,607
Cash and cash equivalents at end of period	$2,751	2,515
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$-	347

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

    The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K/A for the year ended March 31, 2007.

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

    The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended June 30,
	2007	2006
Net income	$483	20

Weighted average shares outstanding - basic	5,888,828	5,873,408
Dilutive common shares issuable upon exercise of stock options	22,125	53,964
Weighted average shares outstanding - diluted	5,910,953	5,927,372

Earnings per common share:
Basic	$0.08	0.00
Diluted	$0.08	0.00

    For the three-month period ended June 30, 2007, options to purchase 311,900 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month period ended June 30, 2006, options to purchase 246,900 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

3.  Short-term Investments:

    The value of short-term investments totaled $3 as of June 30, 2007, consisting of corporate securities in the amount of $3.  As of March 31, 2007, the value of short-term investments totaled $498, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $495.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

    Inventories consist of the following:

	June 30, 2007	March 31, 2007
Raw materials	$6,485	6,102
Work-in-process	361	461
Finished goods	2,066	2,731
Total	$8,912	9,294

5. Warranty:

    The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the three months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,
	2007	2006
Beginning balance	$90	111
Warranty expense	84	48
Warranty claims	(29)	(29)
Ending balance	$145	130

6.  Debt:

    The maturity date of the revolving credit agreement with the Company's institutional lender is September 30, 2008.  The agreement provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  The Company is currently borrowing under the LIBOR option (6.96% as of June 30, 2007).  The loan is collateralized with a perfected first security interest which attaches to all of the Company's accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of March 31, 2007, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  As of June 30, 2007, the Company had $2.0 million in outstanding borrowings, all of which was recorded as long-term debt.

    The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

7.  Income taxes

    Our effective income tax rate was 29.5% and 23.1% for the three months ended June 30, 2007 and 2006, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and therefore,  the corporate effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

    As of April 1, 2007, the Company adopted FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. As a result of implementing FIN No. 48 we did not recognize any cumulative effect adjustment impacting retained earnings as of the beginning of fiscal 2008.

    As of April 1, 2007, there are no unrecognized tax benefits and no accrued interest and penalties.  As of June 30, 2007, the Company has unrecognized tax benefits of $9, accrued interest of $1, and there are no accrued penalties.  After adoption of FIN 48, the Company’s policy is to recognize interest and penalties in the provision for income taxes.

    The Company files U.S. Federal and Florida income tax returns.  The Company has substantially concluded all U.S. federal income tax matters through fiscal 2004 year.  Federal income tax returns for fiscal years 2005 through 2007 and state income tax returns for fiscal years 2004 through 2007 remain subject to audit.

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

    The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $34 and $23, respectively, resulting from the implementation of SFAS 123R was included in earnings for the three months ended June 30, 2007 and June 30, 2006, the consolidated statement of cash flows for the three months ended June 30, 2007 and June 30, 2006, include adjustments to reconcile net income to net cash provided by operating activities of $34 and $23, respectively, due to this non-cash stock compensation expense.

    Cash received from the exercises of stock options under all share-based payment arrangements for the three months ended June 30, 2007 and 2006 was zero and $52, respectively.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

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

    On March 24, 2000, the Company' Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 403,850 remain available for awards as of June 30, 2007.

    The table below summarizes stock option activity for the Plans from April 1, 2007 through June 30, 2007:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2007	403,850	344,935	$ 107	$ 9.10	7.44
Options authorized	-	-		-
Options expired	-	-		-
Options granted	-	-		-
Options canceled	-	-		-
Options exercised	-	-		-
Balance as of June 30, 2007	403,850	344,935	$ 76	$ 9.10	7.20
Exercisable as of June 30, 2007		294,935	$ 76	$ 9.66	6.85

Footnote:
(1)  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.92 as of March 31, 2007 and of $4.01 as of June 30, 2007 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

    The weighted average grant date fair value of options granted during the three months ended June 30, 2007 and June 30, 2006 was zero per share and $4.33 per share, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was zero and $13, respectively.

    As of June 30, 2007, there was $171 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.25 years.  The total fair value of stock options vested during the three months ended June 30, 2007 and 2006 was $35 and zero, respectively.

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

    The assumptions used to value option grants for the three months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,
	2007	2006
Expected dividend yield	N/A	1.12%
Risk free interest rate	N/A	5.05%
Expected volatility	N/A	88.29%
Expected life	N/A	6.48 years

9.  Litigation

    On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against the Company in the Central District of California alleging that the Company’s United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  The Company had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April, the Company filed a counterclaim against ELE asserting that the patent is valid, that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent.  The Company is also seeking monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies the Company’s Fire Shield® technology for cord fire prevention.  The Company filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where the Company is headquartered.  On May 18, 2007, Judge R. Gary Klausner granted the Company’s motion and transferred the action to the Middle District of Florida.  The Company intends to vigorously pursue its claim of patent infringement against ELE in this new venue.

    The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows.

10.  New Accounting Standards

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not currently have financial instruments within the scope of the standard, and therefore, the application of SFAS No. 155 did not have an effect on the Company's financial condition, results of operations or cash flows in the first quarter of fiscal 2008 and is not expected to have an effect for all of fiscal 2008.

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.  The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009.

    In September 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  There was no impact in the first quarter of fiscal 2008 from adopting FIN 48.  Historically, the Company has assessed our income tax position following a methodology similar to FIN 48; therefore, the Company doesn't expect a significant impact on future financial results from the adoption of FIN 48.  After adoption of FIN 48, the Company’s policy is to recognize interest and penalties in the provision for income taxes.

    In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  The Company adopted the provisions of EITF No. 06-03 for the fiscal year beginning April 1, 2007, electing the net basis of reporting.  EITF No. 06-03 will not have a material impact on the Company’s fiscal 2008 consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP.  The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning April 1, 2008.  The Company is currently assessing the impact SFAS No. 159 may have on its consolidated financial statements.

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

    The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking.  Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures.  Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our last filed Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007, our quarterly reports on Form 10-Q, and our current reports on Form 8-K.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us.  We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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
    Revenues were $9.7 million in the first quarter of fiscal 2008, compared with $10.6 million reported in the same quarter last year, a decrease of 9.0%.  Net income for the first fiscal quarter ended June 30, 2007 was $.5 million, compared with net income of $0 million for the fiscal quarter ended June 30, 2006.  Diluted income per share is $.08 for the current quarter compared with diluted income per share of $.00 for the same quarter last year.

    Our financial results for the first quarter of fiscal 2008 rebounded strongly from the fourth quarter of fiscal 2007.  Revenues increased from $8.9 million to $9.7 million while net income improved from a loss of $.5 million to a profit of $.5 million.  Our Military revenues grew sharply during the quarter with revenues of $3.8 million, an increase of $345 thousand from the fourth quarter of fiscal 2007 and $1.1 million higher than the first quarter of the prior year.

RESULTS OF OPERATIONS

    Revenues for the first quarter ended June 30, 2007 were $9.7 million, compared to $10.6 million reported in the same quarter last year, a decrease of $.9 million or 9.0%.  Commercial revenues, which includes RAC revenues, decreased by $2.0 million or 25.8% mostly due to a decline in RAC revenues.  The decrease in RAC revenues was mainly due to competition from off-shore, low cost manufacturers.  Military revenues increased by $1.1 million or 41.0% from the first quarter of the prior year.

    Gross profit increased $.4 million, or 16.8%, to $2.8 million or 29.4% as a percent of revenue for the quarter ended June 30, 2007 from $2.4 million, or 22.9% as a percent of revenues for the same period in the prior year.  The increase in gross profit and gross profit percent for the three months ended June 30, 2007 was primarily due to product mix with higher volumes of military revenues and lower volumes of RAC revenues.

    Selling and marketing expense of $.7 million, or 7.6% of revenues for the quarter ended June 30, 2007 was unchanged from the $.7 million of expense, or 6.8% of revenues from the first quarter of the prior year.  As a percentage of revenues, selling and marketing expense increased .8% from the first quarter of the prior year.  This increase was primarily due to the reduction in revenues in the first quarter of the current year compared with the first quarter of the prior year.  We expect selling and marketing expense as a percent of revenues in fiscal 2008 to remain approximately the same as in fiscal 2007.

    General and administrative expense of $1.0 million, or 10.2% of revenues for the quarter ended June 30, 2007, decreased $.2 million from $1.2 million, or 10.9% of revenues for the quarter ended June 30, 2006.  This decrease of $.2 million is primarily due to lower professional fees in the first quarter of fiscal 2008.  The lower professional fees are principally due to lower legal fees, because the Company settled the patent infringement lawsuit against Tower Manufacturing Corporation in December 2006.  The .7% decline in generally and administrative expense as a percent of revenues in the first quarter ended June 30, 2007 from the same quarter in the prior year also primarily results from the lower professional fees partially offset by lower revenues in the current year.  It is expected that general and administrative expenses in fiscal 2008 will range between 10.5% and 11.5% as a percent of revenue.

    Research and development expense was $.4 million, or 4.5% of revenues, for the quarter ended June 30, 2007, a decrease of $.1 million from $.5 million or 4.6% of revenue for the first quarter of fiscal 2006.  The decrease is mainly attributable to lower compensation related expenses.  We expect fiscal 2008 research and development expense as a percent of revenue to range between 4.5% to 5.5% of revenues.

    Other income (expense) was $0 million for the quarter ended June 30, 2007, compared with $0 million for the same quarter last year.

    Income tax expense was $.2 million for the three months ended June 30, 2007, compared with $0 million for the three months ended June 30, 2006.  Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

    Net income for  the quarter ended June 30, 2007 was $.5 million, compared to net income of $0 million, in the same quarter last year.  The basic and diluted earnings per share was $.08 for the quarter ended June 30, 2007, compared to basic and diluted earnings of $.00 per share for the same quarter last year.  Net income for the three month period ended June 30, 2007 increased $.5 million compared to the prior year principally due to improved gross profit largely due to an improved product mix plus lower operating expenses partially offset by higher income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents decreased from $3.5 million on March 31, 2007 to $2.8 million as of June 30, 2007.  Cash used in operating activities was $0 million, cash provided by investing activities was $.4 million and cash used in financing activities was $1.1 million resulting in a total decrease in cash of $.7 million for the three-month period ended June 30, 2007.

    Cash used in operating activities primarily resulted from a decrease in income taxes payable of $.8 million, a decrease of trade accounts payable of $.2 million and a decrease in accrued expenses of $.2 million, offset by net income of $.5 million, depreciation of $.3 million and a decrease in inventories of $.4 million.  The decrease in income tax payable primarily reflects the payment of federal income taxes due to filing amended income tax returns for fiscal 2005 and fiscal 2006 and paying additional income tax resulting from deemed dividends from our Honduran subsidiary.  The decrease in inventories was primarily due to our focus on inventory management.  The decrease in accounts payable was principally due to bringing our balances with vendors to a more current position.

    Cash provided by investing activities was due to maturities of short-term investments, offset to some extent by the cash paid for purchases of property and equipment.

    Cash used in financing activities was due to the reduction in debt in the amount of $1.0 million and dividends paid of $.1 million.

    The maturity date of the revolving credit agreement with our institutional lender is September 30, 2008.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  We are currently borrowing under the LIBOR option (6.96% as of June 30, 2007).  The loan is collateralized with a perfected first security interest which attaches to all of our accounts receivable and inventories, and a blanket security interest attaching to all of our assets, and requires us to maintain certain financial ratios.  As of March 31, 2007, we had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt based upon our intent to repay that amount in the next year and $2.0 million was recorded as long-term debt, less current portion.  As of June 30, 2007, we had $2.0 million in outstanding borrowings, all of which was recorded as long-term debt.  We do not currently intend to repay any of the $2.0 million in advance of its scheduled maturity.

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

NEW ACCOUNTING STANDARDS

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We do not currently have financial instruments within the scope of the standard, and therefore, the application of SFAS No. 155 did not have an effect on our financial condition, results of operations or cash flows in the first quarter of fiscal 2008 and is not expected to have an effect for all of fiscal 2008.

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.  The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2009.

    In September 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  There was no impact in the first quarter of fiscal 2008 from adopting FIN 48.  Historically, we have assessed our income tax position following a methodology similar to FIN 48; therefore, we don't expect a significant impact on future financial results from the adoption of FIN 48.  After adoption of FIN 48, our policy is to recognize interest and penalties in the provision for income taxes.

    In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  We are required to adopt the provisions of EITF No. 06-03 for the fiscal year beginning April 1, 2007, electing the net basis of reporting.  EITF No. 06-03 will not have a material impact on our fiscal 2008 consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP.  The provisions of SFAS No. 159 are effective for our fiscal year beginning April 1, 2008.  We are currently assessing the impact SFAS No. 159 may have on our consolidated financial statements.

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

    As of June 30, 2007, we have $2.0 million of long-term debt.  Our loans are subject to changes in interest rates.  With our current level of debt, a 1% change in the market rate of interest would result in a change in our annual interest expense of $20 thousand.  Additionally, the rate of interest is based on either the lender’s prime rate or on the LIBOR rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $13 thousand on an annual basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April, we filed a counterclaim against ELE asserting that the patent is valid, that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent.  We are also seeking monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies our Fire Shield® technology for cord fire prevention.  We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered.  On May 18, 2007, Judge R. Gary Klausner granted our motion and transferred the action to the Middle District of Florida.  We intend to vigorously pursue our claim of patent infringement against ELE in this new venue.

    We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

Item 1A.  Risk Factors.

    In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended March 31, 2007, which could materially affect our business, financial condition or future results.  As of the date of the filing of this first quarter Form 10-Q, there are no changes to these Risk Factors of which we are aware.  The risks described in our Annual Report on Form 10-K/A are not the only risks that we face.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TECHNOLOGY RESEARCH CORPORATION

August 8, 2007	By: /s/ Owen Farren___
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

Augusts 8, 2007	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)