Form 10-Q
period 2007-09-30
TECHNOLOGY RESEARCH CORP
filed 2007-11-14
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 5,888,828 shares of the Registrant’s common stock outstanding.  The information contained in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

TECHNOLOGY RESEARCH CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
ASSETS	2007	2007
Current assets:
Cash and cash equivalents	$1,205	3,471
Short-term investments	998	498
Trade and other accounts receivable, net of allowance for doubtful
accounts of $298 at September 30, 2007 and $273 at March 31, 2007	5,787	6,950
Other receivable - current portion	947	884
Income taxes receivable	151
Inventories, net	9,798	9,294
Deferred income taxes	1,093	999
Prepaid expenses and other current assets	209	351
Total current assets	20,188	22,447

Property, plant and equipment, net of accumulated depreciation of
$11,077 and $10,472	3,928	4,412
Other receivable less current portion	850	850
Intangible asset, net of accumulated amortization of $89 and $59, respectively	493	523
Other assets	47	47
Total assets	$25,506	28,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	1,000
Trade accounts payable	3,326	3,027
Accrued expenses	1,481	1,409
Accrued dividends	132	133
Income taxes payable	-	846
Total current liabilities	4,939	6,415
Long-term debt, less current portion	-	2,000
Deferred income taxes	109	139
Total liabilities	5,048	8,554

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,910,328 shares and 5,910,328 shares issued, and
5,888,828 shares and 5,888,828 shares outstanding	3,014	3,014
Additional paid-in capital	9,371	9,287
Retained earnings	8,113	7,464
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	20,458	19,725
Total liabilities and stockholders' equity	25,506	28,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Commercial	$5,306	7,227	11,212	15,181
Military	3,953	2,478	7,705	5,140
Total revenues	9,259	9,705	18,917	20,321
Cost of sales	6,405	7,739	13,223	15,925
Gross profit	2,854	1,966	5,694	4,396

Operating expenses:
Selling and marketing	731	724	1,467	1,445
General and administrative	1,133	1,121	2,119	2,279
Research and development	471	542	903	1,029
Total operating expenses	2,335	2,387	4,489	4,753
Income (loss) from operations	519	(421)	1,205	(357)

Other income (expense):
Other income, net	58	9	112	15
Interest expense	(20)	(49)	(75)	(93)
Other income (expense), net	38	(40)	37	(78)
Income (loss) before income taxes	557	(461)	1,242	(435)
Income tax expense (benefit)	156	(30)	358	(24)
Net income (loss)	$401	(431)	884	(411)

Earnings (loss) per share - basic	$0.07	(0.07)	0.15	(0.07)

Earnings (loss) per share - diluted	$0.07	(0.07)	0.15	(0.07)

Shares outstanding - basic	5,888,828	5,888,828	5,888,828	5,880,017

Shares outstanding - diluted	5,921,154	5,888,828	5,929,621	5,880,017

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

Six Months Ended September 30,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$884	(411)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Accretion of interest on short-term investments and other receivables	(82)	(9)
Change in allowance for doubtful accounts	25	35
Depreciation	613	572
In-process research and development	-	17
Amortization of intangible assets	30	27
Stock compensation expense	84	49
Deferred income taxes	(124)	(286)
Changes in operating assets and liabilities,
net of effect of acquisition:
Trade and other accounts receivable	1,146	2,991
Income taxes receivable	-	-
Inventories	(504)	(306)
Prepaid expenses and other current assets	142	46
Other assets	-	2
Trade accounts payable	299	(1,192)
Accrued expenses	72	(71)
Income taxes payable	(997)	(252)
Net cash provided by operating activities	1,588	1,212
Cash flows from investing activities:
Maturities of short-term investments	500	499
Purchase of short-term investments	(989)	(500)
Acquisition of business	-	(331)
Purchases of property and equipment	(129)	(345)
Net cash used in investing activities	(618)	(677)
Cash flows from financing activities:
Borrowings of short-term debt	-	-
Repayments of short-term and long-term debt	(3,000)	(2,000)
Proceeds from the exercise of stock options	-	52
Tax benefit of stock option exercised	-	5
Cash dividends paid	(236)	(176)
Net cash used in financing activities	(3,236)	(2,119)
Net decrease in cash and cash equivalents	(2,266)	(1,584)
Cash and cash equivalents at beginning of period	3,471	2,607
Cash and cash equivalents at end of period	$1,205	1,023
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$-	347

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

    The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2007.  Operating results for the six-month period ended September 30, 2007 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2008.

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

    The table below reconciles the calculation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Six months ended September 30,

	2007	2006	2007	2006
Net income (loss)	$401	(431)	884	(411)

Weighted average shares outstanding - basic	5,888,828	5,888,828	5,888,828	5,880,017
Dilutive common shares issuable upon exercise of stock options	32,326	-	40,793	-

Weighted average shares outstanding - diluted	5,921,154	5,888,828	5,929,621	5,880,017

Earnings (loss) per share:
Basic	$0.07	(0.07)	0.15	(0.07)
Diluted	$0.07	(0.07)	0.15	(0.07)

    For both the three-month and six-month periods ended September 30, 2007, options to purchase 311,900 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.  For both the three-month and six-month periods ended September 30, 2006, options to purchase 304,935 shares of common stock were considered anti-dilutive for purposes of calculating earnings (loss) per share.

3.  Short-term Investments:

    The value of short-term investments totaled $998 as of September 30, 2007, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $995.  As of March 31, 2007, the value of short-term investments totaled $498, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $495.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

    Inventories consist of the following:

September 30, 2007		March 31, 2007

Raw materials	$6,690	6,102
Work-in-process	630	461
Finished goods	2,478	2,731
Total	$9,798	9,294

5. Warranty:

    The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the three and six months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,		Six months ended September 30,

	2007	2006	2007	2006
Beginning balance	$145	130	90	111
Warranty expense	24	32	108	80
Warranty claims	(48)	(30)	(77)	(59)
Ending balance	$121	132	121	132

6.  Debt:

    The maturity date of the revolving credit agreement with the Company's institutional lender has been extended to September 30, 2008.  The loan facility provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  Prior to paying down the remaining debt, the Company was borrowing under the LIBOR option (7.13% as of most recent borrowing).  The loan is collateralized with a perfected first security interest which attaches to all of the Company's accounts receivable and inventories, and a blanket security interest attaching to all of its assets, and requires the Company to maintain certain financial ratios.  As of September 30, 2007, the Company had no outstanding borrowings.  As of March 31, 2007, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.  The Company paid down all of its remaining debt in the second quarter ended September 30, 2007.

7.  Income taxes:

    The Company's effective income tax rate was 28.0% and 6.5% for the three months ended September 30, 2007 and 2006, respectively.  For the six months ended September 30, 2007 and 2006, the Company's effective income tax rate was 28.8% and 5.5%, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the corporate effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

    As of April 1, 2007, the Company adopted FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  As a result of implementing FIN No. 48, we did not recognize any cumulative effect adjustment impacting retained earnings as of the beginning of fiscal 2008.

    As of April 1, 2007, there are no unrecognized tax benefits and no accrued interest and penalties.  As of September 30, 2007, the Company has unrecognized tax benefits of $10, accrued interest of $2, and there are no accrued penalties.  After adoption of FIN 48, the Company’s policy is to recognize interest and penalties in the provision for income taxes.

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

    The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $84 and $49, respectively, resulting from the implementation of SFAS 123R was included in earnings for the six months ended September 30, 2007 and 2006, the consolidated statement of cash flows for the six months ended September 30, 2007 and 2006, include adjustments to reconcile net income to net cash provided by operating activities of $84 and $49, respectively, due to this non-cash stock compensation expense.

    Cash received from the exercises of stock options under all share-based payment arrangements for the six months ended September 30, 2007 and 2006 was zero and $52, respectively.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

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

    On March 24, 2000, the Company' Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 283,850 remain available for awards as of September 30, 2007.

    The table below summarizes stock option activity for the Plans from April 1, 2007 through September 30, 2007:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2007	403,850	344,935	$ 107	$ 9.10	7.44
Options authorized	-	-		-	-
Options expired	-	-		-	-
Options granted	(120,000)	120,000		$ 3.43	9.87
Options canceled	-	-		-	-
Options exercised	-	-		-	-
Balance as of September 30, 2007	283,850	464,935	$ 105	$ 7.63	7.70
Exercisable as of September 30, 2007		294,935	$ 105	$ 9.66	6.60
_____________________________
Footnote:
[1] The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.92 as of March 31, 2007 and of $3.74 as of September 28, 2007 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

    The weighted average grant date fair value of options granted during the six months ended September 30, 2007 and 2006 was $3.43 per share and $4.33 per share, respectively.  The total intrinsic value of options exercised during the six months ended September 30, 2006 was $13.

    As of September 30, 2007, there was $388 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.58 years.  The total fair value of stock options vested during the six months ended September 30, 2007 and 2006 was $84 and $49, respectively.

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

    The assumptions used to value option grants for the three and six months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Six months ended September 30,

	2007	2006	2007	2006
Expected dividend yield	1.78%	N/A	1.78%	1.12%
Risk free interest rate	4.65%	N/A	4.65%	5.05%
Expected volatility	82.23%	N/A	82.23%	88.29%
Expected life	7.12 years	N/A	7.12 years	6.48 years

9.  Litigation

    On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against the Company in the Central District of California alleging that the Company’s United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  The Company had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April 2007, the Company filed a counterclaim against ELE asserting that the patent is valid, and that ELE's Leakage Current Detectors and Interrupters (LCDIs),  infringe the '337 patent, among other things. The Company is also seeking monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies the Company’s Fire Shield® technology for cord fire prevention.  The Company filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where the Company is headquartered.  On May 18, 2007, Judge R. Gary Klausner granted the Company’s motion and transferred the action to the Middle District of Florida.  The Company intends to vigorously pursue its claim of patent infringement against ELE in this new venue.

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

    The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking.  Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures.  Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our last filed Annual Report on Form 10-K for the fiscal year ended March 31, 2007, our quarterly reports on Form 10-Q, and our current reports on Form 8-K.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us.  We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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
        Revenues were $0.4 million lower in the second quarter of fiscal 2008 than in the second quarter of the prior year. Gross profit improved $0.9 million principally due to favorable product mix and to a lower inventory valuation adjustment in the current quarter than in the second quarter of the prior year. Net income for the second fiscal quarter ended September 30, 2007 was $.4 million compared with a net loss of $.4 million for the second quarter of last year. Diluted net income per share is $.07 for the quarter ended September 30, 2007 compared with a diluted loss of $.07 per share for last year’s second quarter.

    Our second quarter results reflect a continuation of the financial improvement from prior year periods that began in the first quarter of fiscal 2008. As a result, through the six months ended September 2007, net income has improved from a loss of $.4 million to net income of $.9 million in the current fiscal year and diluted net income per share for the same period has improved from a $.07 loss per share to net income per share of $.15.

RESULTS OF OPERATIONS

            Revenues for the second quarter ended September 30, 2007 were $9.3 million compared to $9.7 million reported in the same quarter last year, a decrease of 4.6%.  Commercial revenues, which includes RAC revenues, decreased by $1.9 million while military revenues increased $1.5 million. Revenues for the six-month period ended September 30, 2007 were $18.9 million compared to $20.3 million reported in the same period of the prior year, a decrease of 6.9%.  Commercial revenues for the six months ended September 30, 2007 decreased 26.3% while military revenues increased 49.9%.   The decrease in commercial revenues for the three and six-month periods ended September 30, 2007 compared to the same periods in the prior year was primarily attributed to a reduction of room air conditioner (“RAC”) and international product shipments. The decline in RAC continues the trend from prior quarters due to competition from low cost off-shore manufacturers. The reduction in international revenues resulted from our focus on reducing very low margin business. The increase in military revenues is mostly attributable to an increase in demand resulting from the lifting of government budget restrictions that were in effect last year for the quarter ended September 30, 2006.

    Gross profit increased $0.9 million, or 45.2%, to $2.9 million for the quarter ended September 30, 2007 and increased $1.3 million, or 29.5%, to $5.7 million for the six months ended September 30, 2007 compared to the same periods in the prior year.  The increase in gross profit for the three and six months ended September 30, 2007 was primarily due to product mix with higher volumes of military revenues and lower volumes of RAC and international revenues as well as a $.3 million lower inventory valuation adjustment in the current quarter compared with the $.5 million inventory valuation adjustment for the quarter ended September 30, 2006. Gross profit as a percentage of total revenues increased to 30.8% for the three months ended September 30, 2007 from 20.3% for the three months ended September 30, 2006.  Gross profit as a percent of revenues increased to 30.1% for the six months ended September 30, 2007 from 21.6% for the six months ended September 30, 2006. The increase in gross profit as a percentage of revenues is primarily due to product mix and the lower inventory valuation adjustment in the current quarter compared with the large write-down in last year’s second fiscal quarter.

    Selling and marketing expense of $0.7 million, or 7.9% of revenues, was unchanged from $0.7 million or 7.5% of revenues for the quarter ended September 30, 2007.  For the six months ended September 30, 2006, selling and marketing expense of $1.5 million, or 7.8% of revenues increase from $1.4 million or 7.1% of revenue compared with the prior year. The increase in selling and marketing expense as a percentage of revenues for both the three and six-month periods was primarily due to lower revenues in the current year.

    General and administrative expense of $1.1 million, or 12.2% of revenues, was unchanged from $1.1 million, or 11.6% of revenues for the quarter ended September 30, 2007.  For the six months ended September 30, 2007, general and administrative expense of $2.1 million, or 11.2% of revenues, decreased by $0.2 million compared to $2.3 million, or 11.2% of revenues, for the same period last year.  As a percentage of revenues, general and administrative expense increased 1.0% for the three months, and was unchanged for the six months, ended September 30, 2007.  The increase in general and administrative expense as a percent of revenues for the three month period was primarily due to the decrease in revenues.

    Research and development expense of $0.5 million, or 5.1% of revenues, for the quarter ended September 30, 2007 was unchanged from the $0.5 million, or 5.6% of revenues, for the same quarter last year.  For the six months ended September 30, 2007, research and development expense was $0.9 million, or 4.8% of revenues, compared to $1.0 million, or 5.1% of revenues, for the same period last year. The decrease in research and development expense from the prior year period is primarily due to a reduction in compensation related expense resulting principally from a reduction in force in March.  As a percentage of revenues, research and development expense decreased 0.5% and 0.3%, respectively, for the three and six months ended September 30, 2007.  The decrease in research and development expense as a percent of revenues for the three and six month periods was primarily due to the decrease in compensation related expense.

    Other income (expense), net was $38 thousand of income for the quarter ended September 30, 2007, compared to $(40) thousand of expense in the same quarter last year. For the six months ended September 30, 2007, other income and expense was income of $37 thousand, compared to $(78) thousand of expense for the same period last year. The increase in other income, net was primarily due to the increase in interest income on the receivable due from Tower Manufacturing Corporation and the reduction in debt.

    Income tax (benefit) expense was $0.2 million expense for the quarter ended September 30, 2007 compared with a benefit of $(0) million (benefit) for the quarter ended September 30, 2006.  For the six months ended September 30, 2007, income tax expense was $0.4 million compared with a benefit of $(0) million for the same period last year.  Income taxes as a percent of income before income taxes was 28.0% and 28.8% for the quarter and six months ended September 30, 2007, compared with (6.5)% and (5.5)% for the quarter and six months ended September 30, 2006.  Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

    Net income (loss) for the quarter ended September 30, 2007 was $0.4 million, compared to a net loss of $(0.4) million in the same quarter last year.  The basic and diluted income per share was $0.07 for the quarter ended September 30, 2007, compared to a basic and diluted loss of $(0.07) per share for the same quarter last year.  The net income for the six-month period ended September 30, 2007 was $0.9 million, compared to a net loss of $(0.4) million for the same period in the prior year.  The basic and diluted income per share was $0.15 for the six-month period ended September 30, 2007, compared to basic and diluted loss of $(0.07) per share for the same period of the prior year.  Net income for the three and six-month periods ended September 30, 2007, compared to comparable prior year periods, was primarily the result of favorable product mix with its attendant higher gross margins, lower inventory write-down in the current year compared to the prior year partially offset by higher income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents decreased from $3.5 million on March 31, 2007 to $1.2 million as of September 30, 2007.  Cash provided by operating activities was $1.6 million, cash used in investing activities was $0.6 million and cash used in financing activities was $3.2 million resulting in a total decrease in cash of $2.3 million for the six-month period ended September 30, 2007.

    Cash provided by operating activities primarily resulted from net income of $0.9 million, a decrease in trade accounts receivable of $1.1 million, depreciation of $0.6 million and an increase in trade accounts payable of $0.3 million,  partially offset by a decrease in income taxes payable of $1.0 million,  and an increase in inventories of $0.5 million. The decrease in accounts receivable was primarily due to improved collections from customers.  The increase in accounts payable was principally due to the increased level of inventory.  The decrease in income tax payable primarily reflects the payment of federal income taxes due to filing amended income tax returns for fiscal 2005 and fiscal 2006 and paying additional income tax resulting from deemed dividends from our Honduran subsidiary. The increase in inventory was primarily due to purchases of raw materials to be used in manufacturing new products and to the timing of in-transit inventory items.

    Cash used in investing activities was due to purchase of short-term investments in excess of maturities and cash paid for purchases of property and equipment.

    Cash used in financing activities was primarily due to the reduction in debt in the amount of $3.0 million.

    The maturity date of the revolving credit agreement with our institutional lender is September 30, 2008.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.  We were borrowing under the LIBOR option (7.13% as of September 13, 2007).  The loan is collateralized with a perfected first security interest which attaches to all of our accounts receivable and inventories, and a blanket security interest attaching to all of our assets, and requires us to maintain certain financial ratios.  As of September 30, 2007, we were in compliance with the covenants under our revolving credit agreement.  As of March 31, 2007, we had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt based upon our intent to repay that amount in the next year and $2.0 million was recorded as long-term debt, less current portion.  As of September 30, 2007, we had no outstanding borrowings.

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

    We believe that the following are critical accounting policies:

    Revenue Recognition/Allowance for Doubtful Accounts.  We recognize revenue from commercial customers when an order has been received and accepted, pricing is fixed, delivery has occurred and title to the product has passed and collectability is reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  We have no installation obligation subsequent to product shipment.  Similarly, revenue from sales to distributors is recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.

    We may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).  Products that fall outside SOP 81-1 are generally referred to as (“standard” products) and those products that are within the scope of SOP 81-1 are commonly referred to as “non-standard” products.  For government contracts within the scope of SOP 81-1, we record revenue under a units-of-delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, we record revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  We have not experienced past losses on government contracts, and currently, we do not have any transactions being accounted for within the scope of SOP 81-1.

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

    As of September 30, 2007, we had no debt.  Our loans are subject to changes in interest rates.  The rate of interest is based on either the lender’s prime rate or on the LIBOR rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $10 thousand on an annual basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

    As of the end of the period covered by this interim report on Form 10-Q, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    Further, there were no changes in our internal control over financial reporting during our first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April, we filed a counterclaim against ELE asserting that the patent is valid, and that ELE's Leakage Current Detectors and Interrupters (LCDIs) infringe the '337 patent, among other things.  We are also seeking monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies our Fire Shield® technology for cord fire prevention.  We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered.  On May 18, 2007, Judge R. Gary Klausner granted our motion and transferred the action to the Middle District of Florida.  We intend to vigorously pursue our claim of patent infringement against ELE in this new venue.

    We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

Item 1A.  Risk Factors.

    In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results.  As of the date of the filing of this first quarter Form 10-Q, there are no changes to these Risk Factors of which we are aware.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    Not applicable.

Item 3.  Defaults Upon Senior Securities.

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

    On August 30, 2007, the Company held its 2007 Annual Meeting of Stockholders in Clearwater, Florida.  Out of 5,888,828 shares of common stock entitled to vote at the Annual Meeting, a total of 5,248,678 shares were present in person or by proxy.  The following is a tabulation of the voting on the proposals presented as the Annual Meeting:

    Proposal 1:  The following nominees were elected as directors to serve a one-year term of office:

	Shares Voted FOR	Shares WITHHELD
Robert S. Wiggins	4,802,039	446,639
Owen Farren	4,801,829	446,849
Raymond B. Wood	4,778,388	470,290
Gerry Chastelet	4,780,721	467,957
Patrick M. Murphy	4,804,672	444,006
Edmund F. Murphy, Jr.	4,777,254	471,424
David F. Walker	4,781,121	467,557

    Proposal 2:  The appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending March 31, 2008 was ratified as such:

Shares Voted FOR	Shares WITHHELD	Shares ABSTAINED
5,072,886	159,062	16,730

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

TECHNOLOGY RESEARCH CORPORATION

November 14, 2007	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2007	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)