Form 10-Q
period 2007-12-31
TECHNOLOGY RESEARCH CORP
filed 2008-02-13
CIK 741556

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2007

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

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
ASSETS	2007	2007
Current assets:
Cash and cash equivalents	$1,170	3,471
Short-term investments	495	498
Trade and other accounts receivable, net of allowance for doubtful
accounts of $287 at December 31, 2007 and $273 at March 31, 2007	6,190	6,950
Other receivable - current portion	991	884
Income taxes receivable	63
Inventories	9,930	9,294
Deferred income taxes	1,061	999
Prepaid expenses and other current assets	462	351
Total current assets	20,362	22,447

Property, plant and equipment, net of accumulated depreciation of
$11,340 and $10,472	3,791	4,412
Other receivable, less current portion	850	850
Intangible asset, net of accumulated amortization of $104 and $59, respectively	478	523
Other assets	47	47
Total assets	$25,528	28,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	1,000
Trade accounts payable	3,232	3,027
Accrued expenses	1,325	1,409
Accrued dividends	132	133
Income taxes payable	-	846
Total current liabilities	4,689	6,415
Long-term debt, less current portion	-	2,000
Deferred income taxes	46	139
Total liabilities	4,735	8,554

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares
authorized, 5,910,328 shares issued and
5,888,828 shares outstanding	3,014	3,014
Additional paid-in capital	9,469	9,287
Retained earnings	8,350	7,464
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	20,793	19,725
Total liabilities and stockholders' equity	25,528	28,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)
Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Commercial	$5,735	5,844	16,947	21,026
Military	3,504	2,974	11,209	8,113
Total revenues	9,239	8,818	28,156	29,139
Cost of sales	6,606	6,455	19,831	22,380
Gross profit	2,633	2,363	8,325	6,759

Operating expenses:
Selling and marketing	600	671	2,067	2,116
General and administrative	1,130	1,190	3,247	3,469
Research and development	527	492	1,430	1,521
Total operating expenses	2,257	2,353	6,744	7,106
Income (loss) from operations	376	10	1,581	(347)

Other income (expense):
Other income, net	36	3,208	148	3,223
Interest expense	-	(42)	(75)	(135)
Other income (expense), net	36	3,166	73	3,088
Income before income taxes	412	3,176	1,654	2,741
Income tax expense	56	787	414	763
Net income	$356	2,389	1,240	1,978

Earnings per share - basic	$0.06	0.41	0.21	0.34

Earnings per share - diluted	$0.06	0.40	0.21	0.34

Shares outstanding - basic	5,888,828	5,888,828	5,888,828	5,882,660

Shares outstanding - diluted	5,910,053	5,908,462	5,938,708	5,904,499

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands) Nine Months Ended December 31,

	2007	2006
Cash flows from operating activities:
Net income	$1,240	1,978
Adjustments to reconcile net income
to net cash provided by operating activities:
Accretion of interest on short-term investments	(8)	(14)
Change in allowance for doubtful accounts	14	75
Depreciation	875	850
In-process research and development	-	17
Amortization of intangible assets	45	43
Stock compensation expense	182	75
Deferred income taxes	(155)	(279)
Changes in operating assets and liabilities,
net of effect of acquisition:
Trade and other accounts receivable	746	2,918
Other receivable – current portion	(107)	(1,500)
Inventories	(636)	(118)
Prepaid expenses and other current assets	(111)	(178)
Other assets	-	(1,678)
Trade accounts payable	205	(725)
Accrued expenses	(84)	(297)
Accrued dividends	(1)	-
Income taxes receivable/payable	(908)	527
Net cash provided by operating activities	1,297	1,694
Cash flows from investing activities:
Maturities of short-term investments	1,000	1,009
Purchase of short-term investments	(989)	(796)
Acquisition of business	-	(331)
Purchases of property and equipment	(254)	(522)
Net cash used in investing activities	(243)	(640)
Cash flows from financing activities:
Borrowings of short-term debt	-	-
Repayments of short-term and long-term debt	(3,000)	(2,000)
Proceeds from the exercise of stock options		52
Tax benefit of stock option exercised	-	5
Cash dividends paid	(355)	(295)
Net cash used in financing activities	(3,355)	(2,238)
Net decrease in cash and cash equivalents	(2,301)	(1,184)
Cash and cash equivalents at beginning of period	3,471	2,607
Cash and cash equivalents at end of period	$1,170	1,423
Non-cash investing in financing activities:
Common stock issued upon acquisition of recreational vehicle product line business	$-	347

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

 The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2007.  Operating results for the nine-month period ended December 31, 2007 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2008.

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

 The table below reconciles the calculation of basic and diluted earnings (loss) per share:

	Three months ended December 31,		Nine months ended December 31,

	2007	2006	2007	2006
Net income	$356	2,389	1,240	1,978

Weighted average shares outstanding - basic	5,888,828	5,888,828	5,888,828	5,882,660
Dilutive common shares issuable upon exercise of stock options	21,225	19,634	49,880	21,839

Weighted average shares outstanding - diluted	5,910,053	5,908,462	5,938,708	5,904,499

Earnings per share:
Basic	$0.06	0.41	0.21	0.34
Diluted	$0.06	0.40	0.21	0.34

 For the three-month and nine-month periods ended December 31, 2007, options to purchase 409,500 and 287,800 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month and nine-month periods ended December 31, 2006, options to purchase 271,900 and 261,900 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.

3.  Short-term Investments:

 The value of short-term investments totaled $495 as of December 31, 2007, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $492.  As of March 31, 2007, the value of short-term investments totaled $498, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $495.  The Company considers its U.S. Treasury bills to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

 Inventories consist of the following:

December 31, 2007		March 31, 2007

Raw materials	$6,737	6,102
Work-in-process	472	461
Finished goods	2,721	2,731
Total	$9,930	9,294

5.  Warranty:

 The Company generally provides a one year warranty period for all of its products.   The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the three and nine months ended December 31, 2007 and 2006 is as follows:

	Three months ended December 31,		Nine months ended December 31,

	2007	2006	2007	2006
Beginning balance	$121	132	90	111
Warranty expense	27	(25)	135	56
Warranty claims	(23)	(15)	(100)	(75)
Ending balance	$125	92	125	92

6.  Debt:

    The maturity date of the revolving credit agreement with the Company’s institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of the Company’s key assets including receivables, inventory, investments, demand deposit accounts maintained with the Company’s lender, and 65% of the voting stock of the Company’s Honduran subsidiary and requires the Company to maintain certain financial ratios.  The Company’s Honduran subsidiary is no longer a borrower under the loan agreement.    As of March 31, 2007, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt based upon its intent to repay that amount in the next year and $2.0 million was recorded as long-term debt, less current portion.  As of December 31, 2007, the Company had no outstanding borrowings

7.  Income taxes:

    The Company's effective income tax rate was 13.6% and 24.8% for the three months ended December 31, 2007 and 2006, respectively.  For the nine months ended December 31, 2007 and 2006, the Company's effective income tax rate was 25.0% and 27.8%, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the corporate effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

 As of April 1, 2007, the Company adopted FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more likely than not of being realized upon ultimate resolution.  As a result of implementing FIN No. 48, we did not recognize any cumulative effect adjustment impacting retained earnings as of the beginning of fiscal 2008.

 As of April 1, 2007, there are no unrecognized tax benefits and no accrued interest and penalties.  As of December 31, 2007, the Company has unrecognized tax benefits of $11, accrued interest of $2, and there are no accrued penalties.  After adoption of FIN 48, the Company’s policy is to recognize interest and penalties in the provision for income taxes.

 The Company files U.S. Federal and Florida income tax returns.  The Company has substantially concluded all U.S. federal income tax matters through the 2004 fiscal year.  Federal income tax returns for fiscal years 2005 through 2007 and state income tax returns for fiscal years 2004 through 2007 remain subject to audit.

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

 Following the principles of APB 25, no compensation expense was recognized in earnings for the Company’s stock options, except for the acceleration of vesting of stock options for a former officer of the Company in September 2005 and reflected in the financial results for the fiscal year ended March 31, 2006.  The pro forma effects on net income and earnings per share resulting from the stock options were disclosed in a footnote to the financial statements.  Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

 The Company adopted SFAS 123R using the modified prospective transition method.  Under this method, prior periods are not restated to reflect the impact of SFAS 123R.  Under SFAS 123R, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The Company adopted the Black Scholes model to estimate the fair value of stock options.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

 The implementation of SFAS 123R had no impact on the Company’s cash position.  Since stock compensation expense of $182 and $75, respectively, resulting from the implementation of SFAS 123R was included in earnings for the nine months ended December 31, 2007 and 2006, the consolidated statements of cash flows for the nine months ended December 31, 2007 and 2006, include adjustments to reconcile net income to net cash provided by operating activities of $182 and $75, respectively, due to this non-cash stock compensation expense.

 Cash received from the exercises of stock options under all share-based payment arrangements for the nine months ended December 31, 2007 and 2006 was zero and $52, respectively.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

Stock Option Plans

 The Company has adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards of Company common stock (the “Plans”).  Employee stock options generally vest over a three year period and director stock options vest over a two year period.  The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of Company stock, the exercise price will not be less than 110% of the fair market value of the shares of common stock on the date of grant.  The term of stock options may not exceed ten years.  Except in highly unusual circumstances, non-qualified stock options will be granted at the fair market value on the date of grant.

 The Company's 1993 Incentive Stock Option Plan and the Company's 1993 Amended and Restated Non-Qualified Stock Option Plan have expired, and no options will be granted from these plans in the future.  Certain stock options under these plans, however, are still outstanding and can be exercised in the future.

          The Company’s 1996 Stock Option Performance Plan provided for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options to employees.  A total of 400,000 shares of common stock were reserved for issuance under this plan.  The 1996 Stock Option Performance Plan was terminated on July 1, 2006.  A total of 150,000 shares available for grant expired, and a total of 210,976 stock options outstanding expired unexercised.  No shares will be granted from this plan in the future, and no shares are available for exercise.

 On March 24, 2000, the Company' Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 177,833 shares remain available for awards as of December 31, 2007.

 The table below summarizes stock option activity for the Plans from April 1, 2007 through December 31, 2007:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2007	403,850	344,935	$ 107	$ 9.10	7.44
Options authorized	-	-		-	-
Options expired	-	-		-	-
Options granted	(251,700)	251,700		$ 3.53	9.72
Options canceled	25,683	(25,683)		-	-
Options exercised	-	-		-	-
Balance as of December 31, 2007	177,833	570,952	$ 53	$ 6.53	8.05
Exercisable as of December 31, 2007		274,252	$ 53	$ 9.36	6.43
_________________
Footnote:
1  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.92 as of March 31, 2007 and of $3.38 as of December 31, 2007 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

 The weighted average grant date fair value of options granted during the nine months ended December 31, 2007 and 2006 was $3.53 per share and $4.17 per share, respectively.  The total intrinsic value of options exercised during the nine months ended December 31, 2007 and 2006 was zero and $13, respectively.

 As of December 31, 2007, there was $619 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.73 years.  The total fair value of stock options vested during the nine months ended December 31, 2007 and 2006 was $35 and $0, respectively.

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

 The assumptions used to value stock option grants for the three and nine months ended December 31, 2007 and 2006 are as follows:

	Three months ended December 31,		Nine months ended December 31,

	2007	2006	2007	2006
Expected dividend yield	1.87%	N/A	1.86%	1.12%
Risk free interest rate	4.45%	N/A	4.51%	5.05%
Expected volatility	86.86%	N/A	86.76%	88.29%
Expected life	7.54 years	N/A	7.43 years	6.48 years

 9.  Litigation

    On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against the Company in the Central District of California alleging that the Company’s United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  The Company had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April, the Company filed a counterclaim against ELE asserting that the patent is valid and that ELE's Leakage Current Detectors and Interrupters (LCDIs) infringe the '337 patent.  The Company is also seeking monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies the Company’s Fire Shield® technology for cord fire prevention.  The Company filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where the Company is headquartered.  On May 18, 2007, Judge R. Gary Klausner granted the Company’s motion and transferred the action to the Middle District of Florida. The Company intends to vigorously pursue its claim of patent infringement against ELE in this new venue.

    The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows.

10.  New Accounting Standards

 In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.  The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009.

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

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under United States generally accepted accounting principles.  The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning April 1, 2008.  The Company is currently assessing the impact SFAS No. 159 may have on its consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently reviewing SFAS I41R’s requirements and is assessing the impact SFAS 141R may have on its consolidated financial statements.

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

Actual results could, however, differ materially from those projected or assumed in any of our forward-looking statements within this report. Our future financial condition and results of operations, as well as our operational and financial expectations, are subject to inherent risks and uncertainties.  See Part II, Item 1A, entitled Risk Factors.

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

    Our operating strategy is based on these key objectives:

•	to strengthen our current markets and channels of distribution with new proprietary products;
•	to broaden the number of applications within target markets by developing products for these applications;
•	to identify and pursue strategic acquisitions that will be accretive to earnings;
•	to improve profitability and customer satisfaction through ongoing continuous improvement programs and benchmarking all aspects of TRC’s business with best practices;
•	to invest in the education of employees to enable them to have the tools to more effectively grow the business and improve business productivity.

          Revenues increased $.4 million in the third quarter of fiscal 2008 from the third quarter of the prior year and gross profit improved $0.3 million over the same period. Net income for the third fiscal quarter ended December 31, 2007 was $.4 million compared with net income of $2.4 million for the third quarter of last year. In last year’s third quarter we recorded $3.2 million in pre-tax income as a result of the settlement of the patent infringement lawsuit and related counterclaim with Tower Manufacturing Corporation and Fedders Corporation. Diluted net income per share is $.06 for the quarter ended December 31, 2007 compared with diluted income of $.40 per share for last year’s third quarter.

Our third quarter results reflect an improvement in revenue due to higher Military sales and an increase in gross profit.  Gross profit increased due to a favorable mix of products and $.2 million of royalty income, a $.2 million increase from the prior year, and was decreased by a $.3 million write down of both raw material and finished goods inventory to net realizable value, a majority of which are RAC products. Through the nine months ended December 31, 2007, operating income improved $1.9 million from an operating loss of $.3 million last year.  Net income for the same nine month period decreased $.7 million due to the impact of the $3.2 million settlement with Tower Manufacturing Corporation in the third quarter of last year.

RESULTS OF OPERATIONS

    Revenues for the third quarter ended December 31, 2007 were $9.2 million compared to $8.8 million reported in the same quarter last year, an increase of 4.8%.  Military revenues increased by $0.5 million while commercial revenues, which includes RAC revenues, decreased by $0.1 million.  Revenues for the nine-month period ended December 31, 2007 were $28.2 million compared to $29.1 million reported in the same period of the prior year, a decrease of 3.4%.  Commercial revenues decreased 19.4% while military revenues increased 38.2%.   The decrease in commercial revenues for the three and nine-month periods ended December 31, 2007, compared to the same periods in the prior year, was primarily attributed to RAC product shipments. The increase in military revenues is mostly attributable to recovery from the lack of available funding late in the government’s fiscal year ended September 30, 2006.

    Gross profit increased $0.3 million, or 11.4%, to $2.6 million for the quarter ended December 31, 2007 and increased $1.6 million, or 23.2%, to $8.3 million for the nine months ended December 31, 2007 compared to the same period in the prior year.  The increase in gross profit for both the three and nine month periods was primarily due to a favorable mix of products and $.2 million of royalty income, a $.2 million increase from the prior year, and was decreased by a $.3 million write down of both raw material and finished goods inventory to net realizable value, a majority of which are RAC products.  Gross profit as a percentage of total revenues increased to 28.5% for the three months ended December 31, 2007 from 26.8% for the three months ended December 31, 2006.  Gross profit as a percent of revenues increased to 29.6% for the nine months ended December 31, 2007 from 23.2% for the nine months ended December 31, 2006.  The increase in gross profit as a percentage of revenue for both the three and nine months ended December 31, 2007 was largely attributable to product mix.  Additionally, gross profit as a percentage of revenue for the three month period increased due to the above-discussed changes in gross profit as well as the increase in revenue from the comparable prior year period.

    Selling and marketing expense of $0.6 million, or 6.5% of revenues, decreased from $0.7 million or 7.6% of revenues for the quarter ended December 31, 2007.  For the nine months ended December 31, 2007, selling and marketing expense of $2.1 million, or 7.3% of revenues, was unchanged from $2.1 million, or 7.3% of revenues, for the same period last year. The decrease in selling and marketing expense as a percentage of revenues for the three-month period ended December 31, 2007 from the comparable prior year period was primarily due to lower salary related expenses.

    General and administrative expense of $1.1 million, or 12.2% of revenues, decreased from $1.2 million, or 13.5% of revenues for the quarter ended December 31, 2007.  For the nine months ended December 31, 2007, general and administrative expense of $3.2 million, or 11.5% of revenues, decreased by $0.2 million compared to $3.5 million, or 11.9% of revenues, for the same period last year.  For the nine months ended December 31, 2007, the decrease in general and administrative expense compared with the prior year was primarily due to a $.5 million decrease in professional fees partially offset by a $.3 million increase in salary related expenses.  The decrease in professional fees is primarily attributable to the decrease in legal expenses related to the patent infringement lawsuit against Tower Manufacturing Corporation that was settled in last year’s third fiscal quarter.  As a percentage of revenues, general and administrative expense decreased 1.3% for the three months, and 0.4% for the nine months, ended December 31, 2007.  The decrease in general and administrative expense as a percent of revenues for the three-month period was primarily due to the increase in revenues. The decrease in general and administrative expenses for the nine-month period was primarily due to lower professional fees.

    Research and development expense of $0.5 million, or 5.7% of revenues, for the quarter ended December 31, 2007 was unchanged from the $0.5 million, or 5.6% of revenues, for the same quarter last year.  For the nine months ended December 31, 2007, research and development expense was $1.4 million, or 5.1% of revenues, compared to $1.5 million, or 5.2% of revenues, for the same period last year.  As a percentage of revenues, research and development expense increased 0.1% for the three months and decreased 0.1% for the nine months ended December 31, 2007.  The decrease in research and development expense for the nine months ended December 31, 2007 from last fiscal year’s comparable period was principally due to a decrease in salary related expense.

    Other income (expense) was $0 million of income for the quarter ended December 31, 2007, compared to $3.2 million of income in the same quarter last year.  For the nine months ended December 31, 2007, other income (expense) was income of $.1 million of income, compared to $3.1 million of income for the same period last year.  This change for both the three month and nine month periods was due to last fiscal year’s $3.2 million settlement of the patent infringement lawsuit and related counterclaim with Tower Manufacturing Corporation and Fedders Corporation.

    Income tax expense was $.1 million of expense for the quarter ended December 31, 2007 compared with an expense of $0.8 million for the quarter ended December 30, 2006.  For the nine months ended December 31, 2007, income tax expense was $0.4 million compared with $0.8 million for the same period last year.  Income taxes as a percent of income before income taxes was 13.6% and 25.0% for the quarter and nine months ended December 31, 2007, compared with 24.8% and 27.8% for the quarter and nine months ended December 31, 2006.  Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS No.109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

    Net income for the quarter ended December 31, 2007 was $0.4 million, compared to $2.4 million in the same quarter last year.  The basic and diluted earnings per share was $0.06 for the quarter ended December 31, 2007, compared to a basic earnings per share of $0.41 and diluted earnings per share of $0.40  for the same quarter last year.  The net income for the nine-month period ended December 31, 2007 was $1.2 million, compared to $2.0 million for the same period in the prior year.  The basic and diluted earnings per share were $0.21 for the nine-month period ended December 31, 2007, compared to basic and diluted earnings per share of $0.34 for the same period of the prior year.  The decline in net income for the three and nine-month periods ended December 31, 2007, from the comparable prior year periods, was primarily the result of the prior year’s $3.2 million lawsuit settlement that significantly exceeded the $.4 million and $1.9 million improvement in operating income over the same three and nine month periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

 Our cash and cash equivalents decreased from $3.5 million on March 31, 2007 to $1.2 million as of December 31, 2007.  Cash provided by operating activities was $1.3 million, cash used in investing activities was $0.2 million and cash used in financing activities was $3.4 million resulting in a total decrease in cash of $2.3 million for the nine-month period ended December 31, 2007.

 Cash provided by operating activities primarily resulted from net income of $1.2 million, a decrease in trade accounts receivable of $0.7 million, and depreciation of $0.9 million, partially offset by a decrease in income taxes payable of $.9 million and an increase in inventories of $0.6 million. The decrease in accounts receivable was primarily due to improved collections from customers.   The decrease in income tax payable primarily reflects the payment of federal income taxes due to filing amended income tax returns for fiscal 2005 and fiscal 2006 and paying additional income tax resulting from deemed dividends from our Honduran subsidiary. The increase in inventory was primarily due to purchases of raw materials to be used in manufacturing new products and to the timing of in-transit inventory items.

 Cash used in investing activities was principally due to cash paid for purchases of property and equipment.

 Cash used in financing activities was primarily due to the  repayment of debt in the amount of $3.0 million.

 The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of the Company’s key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with the Company’s lender, and 65% of the voting stock of our Honduran subsidiary, and requires us to maintain certain financial ratios.  Our Honduran subsidiary is no longer a borrower under the loan agreement.  As of December 31, 2007, we were in compliance with the covenants under our revolving credit agreement.  As of March 31, 2007, we had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt based upon our intent to repay that amount in the next year and $2.0 million was recorded as long-term debt, less current portion.  As of December 31, 2007, we had no outstanding borrowings.

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

NEW ACCOUNTING STANDARDS

 In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.  The measurement and disclosure requirements are effective for us beginning in the first quarter of fiscal 2009.

 In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  We adopted the provisions of EITF No. 06-03 for the fiscal year beginning April 1, 2007, electing the net basis of reporting.  EITF No. 06-03 has not had a material impact on our fiscal 2008 consolidated financial statements.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under United States Generally Accepted Accounting Principles.  The provisions of SFAS No. 159 are effective for our fiscal year beginning April 1, 2008.  We are currently assessing the impact SFAS No. 159 may have on our consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently reviewing SFAS 141R’s requirements and are assessing the impact SFAS 141R may have on our consolidated financial statements.

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

 Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  An allowance is established for inventory that has had no activity for long periods of time, for which management believes is no longer salable or which is salable below current cost.  The allowance is reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining allowance for excess or obsolescence is either inadequate or in excess of the inventory allowance required, we may need to adjust it.  At present, based on our analysis, we believe the allowance is properly valued for the inventory held by us.

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

       As of December 31, 2007, we had no debt.  Our loans are subject to changes in interest rates.  The rate of interest is based on either the lender’s prime rate or on the LIBOR rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $10 thousand on an annual basis.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

 On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent. In April, we filed a counterclaim against ELE asserting that the patent is valid, and that ELE's Leakage Current Detectors and Interrupters (LCDIs) infringe the '337 patent. We are also seeking monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies our Fire Shield® technology for cord fire prevention. We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered. On May 18, 2007, Judge R. Gary Klausner granted our motion and transferred the action to the Middle District of Florida. We intend to vigorously pursue our claim of patent infringement against ELE in this new venue.

 We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial conditin, result of operations or cash flows.

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

TECHNOLOGY RESEARCH CORPORATION

February 13, 2008	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

February 13, 2008	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)