Form 10-K
period 2008-03-31
TECHNOLOGY RESEARCH CORP
filed 2008-06-27
CIK 741556

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

————————
Form 10-K
————————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

    Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company filer ☑

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 or the Act).  Yes ☐  No ☑

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of September 28, 2007, was $20,191,983 based upon the $3.74 closing sale price for the Registrant's Common Stock as reported on the NASDAQ Stock Market System on such date.  We have excluded shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of our common stock from this calculation because such persons or institutions may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

    As of May 30, 2008, there were 5,890,828 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement related to its 2008 Annual Meeting of Stockholders to be held on August 27, 2008  are incorporated by reference into Part III of this Form 10-K.

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

    In evaluating these statements, you should specifically consider the information described in the “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, the effective utilization of our Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies, the impact of competitive products and pricing and interruptions of or cancellation of existing orders or contracts.  We cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and we disclaim any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known.  All references to fiscal years apply to our fiscal years, which ended March 31, 2008, March 31, 2007 and March 31, 2006.

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

 Our operating strategy is to grow revenue and improve gross margin in our military, recreational vehicle, industrial and consumer markets as well as closely aligned markets if they share similar products or have other synergies.  We plan to achieve these growth goals through internal development of new products, acquisitions, strategic partnerships and licensing.  We have undertaken a number of initiatives to lower cost, improve asset turnover and reduce our risk.  These initiatives include, but are not limited to, product line simplification, establishing product platforms in design, greater utilization of our operations in Honduras, utilizing new designs and operations software to improve quality, accelerate product development and reduce the cost of redesigned products.

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

GENERAL

    We make available free of charge through our website at www.trci.net, via a link to the SEC’s website at www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. You may also obtain free copies of these materials by contacting our Chief Financial Officer, Barry H. Black, at our mailing address of 5250 - 140th Avenue North, Clearwater, Florida 33760, telephone (727) 535-0572.

    Revenues (in thousands) contributed by commercial and military products and royalties from license agreements are as follows:

Year ended March 31,	Commercial	%	Military	%	Royalties	%	Total
2008	$22,680	61.0	$14,152	38.1	$328	0.9	$37,160
2007	26,471	69.7	11,521	30.3	-	0.0	37,992
2006	32,250	70.7	13,370	29.3	-	0.0	45,620
2005	27,022	68.5	12,269	31.1	142	0.4	39,433
2004	11,942	49.1	12,304	50.6	91	0.3	24,337

    Our backlog of unshipped orders as of March 31, 2008 was approximately $8.6 million, as compared to approximately $9.4 million as of March 31, 2007.  This backlog consists of approximately 43% of commercial product orders and approximately 57% of military product orders, all of which are expected to ship within the year ended March 31, 2009.  Our unshipped backlog orders include orders for products where written customer requests have been accepted and the delivery of products is anticipated within the next 12 months.  Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations.  We schedule production based upon purchase orders in backlog and our customer’s delivery requirements.  Generally, our orders may be changed, rescheduled or cancelled with limited penalties prior to shipment.  For these reasons, our backlog at any particular date is not necessarily indicative of future sales for any succeeding period.

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

    Recent statistics compiled by the Consumer Products Safety Commission (“CPSC”) indicate that extension cords, power strips, toaster/toaster ovens, power cords on appliances and household wiring are responsible for over $450 million in residential fire damage, 180 lives lost and 950 injuries.  We believe that our Fire Shield® technology will continue to advance as a valued technology for electrical safety and fire protection in the OEM and consumer marketplaces.

    Our Fire Shield® technology currently addresses four distinct market applications: (i) the Fire Shield® Power Surge Strip - a consumer product; (ii) the Fire Shield® Safety Circuit - an OEM product; (iii) the Fire Shield® Power Cord - an OEM product; and (iv) the Fire Shield® Safety Extension Cord - a consumer product.

    We will continue to sell the finished good products to the consumer and institutional markets.  Total sales for the Room Air Conditioner market were lower in fiscal 2008 as a result of shifting our focus to a limited number of customers and exploring opportunities for licensing our intellectual property to service the market.  For fiscal 2009, we expect to see further declines in our Room Air Conditioner market as we continue our efforts to focus on a limited number of customers.

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

    In April 2006, we announced the consummation of an asset purchase agreement with Automated Engineering Corporation (AEC), a manufacturer of electrical safety and communications equipment for the RV market.  The acquisition complemented our existing RV business by allowing us to offer electrical safety solutions to a broader range of RV manufacturers.

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

    In connection with our efforts to develop new products, we have directed our focus on “Engineer to Engineer” type solutions.  What this means is that we are working on long term type contracts where we supply our technology to other OEMs for the equipment they manufacture.  The OEM equipment can be for commercial or industrial situations, but is application specific in nature.  In addition to these applications, we are enhancing our line of Recreational Vehicle (RV) type products to include more sophisticated devices through new and existing channels.

    We spent $1.9 million in fiscal 2008 and $2.0 million in each of fiscal 2007 and 2006 on research, development and engineering activities, and we anticipate spending levels at approximately 6% of revenues in fiscal 2009.  All engineering activities are expensed as incurred.

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

    We complement our sales and marketing activities through the use of additional distributors and sales representative organizations.   Our sales efforts in the industrial/construction market is supported by utilizing approximately 30 independent sales representatives who sell to over 1,500 electrical, industrial and safety distributors.  The majority of our sales, however, are made through our in-house sales force.  We exhibit our products at numerous trade shows, which have resulted in new commercial markets including the recreational vehicle industry and the appliance industry.

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

    Consumer/Retail Markets.  We currently market and sell various portable GFCI, LCDI and other specialty products to the consumer market.  We have placed some products with major retailers, primarily Wal-Mart, Home Depot, Meijers, Fry’s Electronics and Ace Hardware, as well as with many independent retailers.  Our products are also being offered through magazines, catalogs and E-commerce retailers such as Amazon.com.  We continue to have success selling our aftermarket RV Surge Guard products through retailers such as Camping World and distributors.

    In fiscal 2008, we continued our growth and marketing in niche markets such as in the college and university segment of the consumer market with our Fire Shield® LCDI products.  A number of colleges and universities are either mandating, or strongly suggesting the use of LCDI protected extension cords and surge strips on campus.

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

Military Products and Markets

    We design and manufacture products for sale to the military engine generator set controls market.  Our expertise in this area is well known, and our performance in product quality and delivery to the United States military and its prime contractors have resulted in our being recognized as a leader in this industry.  The Defense Logistics Agency established a program rating system for its suppliers in 1995 for product quality, packaging and on-time deliveries, and since its inception and for the thirteenth straight year, we have been honored as a Best Value Medalist for the highest rating Gold Category, which signifies our commitment to military contract performance.

    We are currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors.  The term “control equipment” refers to the electrical controls used to control the electrical power output of the generating systems.  In general, the controls monitor and regulate the operation of engine generator mobile electric generating system sets.  Electric generating systems are basic to all branches of the military, and demand is generally less volatile than products utilized in armaments and missiles.  Sales are made either directly to the government for support parts or to prime contractors for new production electric generator sets which incorporate our products.  We are a qualified supplier for more than 50 control equipment products as required by the Department of Defense and serve as a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current and power transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies.  These products are also furnished for spare parts support for existent systems in the military inventory.

    In 1989, we completed the redesign of the control equipment related to the 5/10/15/30/60KW Tactical Quiet Generator (“TQG”) Systems programs.  We are actively supplying these parts to DRS Technologies, Inc. (“DRS”) and L-3 Communications Inc., who are the prime contractors.  In addition, we are also supplying to DRS control equipment related to the 3KW and the 100-200KW TQG systems program which first began in November 1998.  Sales to DRS were $7.0 million in both fiscal 2008 and fiscal 2007 and $6.4 million in fiscal 2006.  We also supply products for maintenance and spare parts support directly to the U.S. military.  Direct U.S. military sales, which include these products and those mentioned below increased from $3.6 million in fiscal 2007 to $6.4 million in fiscal 2008, an increase of 78%, while they declined from $6.1 million in fiscal 2006 to $3.6 million in fiscal 2007, a decrease of 41%.  Military revenues, other than to DRS and direct sales to the U.S. military, were $.8 million in fiscal 2008, down from $.9 million in fiscal 2007, a decrease of 11%, while they were unchanged at $.8 million between fiscal 2006 and fiscal 2007.

    We furnish various types of A.C. power voltage and frequency monitors to the military for its U.S. Navy vessels.  These monitors provide system protection for the 400 Hz. electrical distribution systems that are used on all classes of U.S. Navy surface vessels, such as minesweepers, destroyers, guided missile cruisers and aircraft carriers in addition to other types of naval vessels.  The monitors meet the environmental and stringent U.S. Navy high shock, vibration and endurance testing requirements, and they are furnished for new vessel production, retrofit upgrades and existing vessel replacement parts support.

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

    Our wholly-owned foreign subsidiary, TRC/Honduras S.A. de C.V., is an ISO 9000:2000 certified manufacturing facility and an approved supplier to several major corporations, and holds UL, Canadian Standards Association (“CSA”) and the German standards association, Verband Deutsher Elektrotechniker (“VDE”), approvals.

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

    Our wholly-owned subsidiary, TRC/Honduras, S.A. de C.V., manufactures most of our high-volume products sold in the U.S.  TRC/Honduras, S.A. de C.V. leases 47,000 square feet of property which is located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras.  The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished product, no federal income tax for any profits generated by the subsidiary, and various other benefits.

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

    The lives of certain patents, related to our GFCI devices, have expired, and others will expire within the next few years which could   affect our business in certain markets.  We believe that the success of our business depends on our technical and engineering expertise, and marketing and service abilities of our employees.  We vigorously protect our patents, but there can be no assurance that others will not independently develop similar products, duplicate our products or design around the patents issued to us or that foreign intellectual property laws will protect our intellectual property rights in any foreign country.

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

    On April 11, 2007, we announced that we had asserted a counterclaim in the U.S. District Court for the Central District of California against Shanghai ELE Manufacturing Corporation ("Shanghai ELE") for infringement of our U.S. Patent No. 6,292,337 ("the '337 patent").  The '337 patent underlies our Fire Shield® technology for cord fire prevention.  The counterclaim asserts that Shanghai ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent and seeks monetary damages against Shanghai ELE for past infringement of the '337 patent.  The counterclaim also asks the Court to permanently enjoin Shanghai ELE from future infringement of the '337 patent.  On February 16, 2007, Shanghai ELE Manufacturing Corporation ("ELE") filed a lawsuit against TRC in the Central District of California alleging that TRC's United States Patent No. 6,292,337 is invalid and not infringed by ELE. TRC filed a counterclaim alleging that the patent is valid and is infringed by ELE. The '337 patent covers TRC's FireShield technology for the prevention of power cord fires.  In addition, TRC filed a motion to transfer the action to the United States District Court for the Middle District of Florida, where TRC is headquartered.  On May 18, 2007, Judge R. Gary Klausner granted TRC's motion and transferred the action to the Middle District of Florida.  TRC intends to vigorously pursue its claim of patent infringement against ELE in this new venue.

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

Major Customers and Exports

    Significant customers who accounted for 10% or more of our revenues, and aggregate exports were:

	Years ended March 31,
	(In thousands)
Customer	2008	2007	2006
U.S. Military (direct sales)	$6,400	3,623	6,110
DRS Technologies, Inc., a U.S. Government Prime Contractor	6,986	7,000	6,425
Total revenues for major customers	$13,386	10,623	12,535

Exports:
Africa	$1	2	-
Australia	1	9	1
Canada	62	243	24
Europe	1,921	2,866	2,080
Far East	2,189	5,146	10,598
Mexico	526	639	556
Middle East	17	29	3
South America	13	22	583
Total exports	$4,730	8,956	13,845

    Our military product sales are primarily to military procurement logistic agencies for field service support on previously shipped military equipment and to OEM prime contractors of electric generators.  In fiscal 2008, military revenues were approximately 38% of total revenues, compared to approximately 30% in fiscal 2007 and 29% in fiscal 2006.  In fiscal 2008 year to year direct sales to the U.S. military increased approximately 77%, sales to DRS were approximately the same in fiscal 2008 as fiscal 2007, and overall, military revenues increased approximately 23% from fiscal 2007 to fiscal 2008.  When comparing fiscal 2007 with fiscal 2006, direct sales to the U.S. military were down approximately 41%, sales to DRS were up approximately 9%, and overall, military revenues were down approximately 15%.  Direct U.S. military revenues accounted for approximately 17% of our total revenues while DRS accounted for approximately 19% of our total revenues for fiscal 2008, as compared to approximately 10% and 18%, respectively, for fiscal 2007, and approximately 13% and 14%, respectively, for fiscal 2006.

    Our exports were down 47% in fiscal 2008, as compared to the prior year, primarily due to lower RAC product shipments to customers located in the Far East.

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

    In the military market, we must compete with other companies, some being larger and some smaller than we are and acting as suppliers of similar products to prime government contractors.  We believe that knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market.  We believe that we have competitive strengths in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment.  A substantial portion of spare parts procurement is set aside for small business concerns, which are defined in general as entities that do not exceed 750 employees.  Because we are classified as a small business concern, we qualify for such set aside procurements for which larger competitors are not qualified.  The entry barriers to the military market are significant because of the need, in most cases, for products to pass stringent government tests and qualifications.

Employees

    As of March 31, 2008, we employed 91 persons on a full time basis at our headquarters in Clearwater, Florida and 344 persons at our Honduran subsidiary.  Due to the seasonality of portions of our business and the production requirements placed on our Honduran facility, the number of personnel may vary significantly from the first half of the fiscal year compared to the second half of the fiscal year.

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

    Failure to achieve our operating strategy.  Our operating strategy is to grow revenue and improve gross margin in our military, recreational vehicle, industrial and consumer markets as well as closely aligned markets if they share similar products or have other synergies.  We plan achieve these growth goals through internal development of new products, acquisitions, strategic partnerships and licensing.  We have undertaken a number of initiatives to lower costs, improve asset turnover and reduce our risk.  These initiatives include, but are not limited to, product line simplification, establishing product platforms in design, greater utilization of our operations in Honduras, utilizing new designs and operations software to improve quality, accelerate product development and reduce the cost of redesigned products.

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

    Unavailability and cost increases in raw materials and components.  Raw materials and components constitute a significant portion of our cost of goods.  Factors that are largely beyond our control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components.  As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum.  We have experienced increases in prices of plastic, as well as steel, aluminum and especially copper, which could continue in fiscal 2009.

    In addition, the inability of our suppliers to timely deliver raw materials or components could be disruptive and costly.  If we are unable to obtain raw materials on a timely basis at an affordable cost or if we experience any significant delays or interruptions of supply, our financial results could be significantly impacted.

    Dependence upon a limited number of key suppliers.  We purchase a significant volume of products from contract manufacturers in China.  In fiscal 2008, for example, our purchases from Chinese vendors were more than $6 million.  The purchase price for these products is set in U.S. dollars.  If the exchange rate between the U.S. dollar and Chinese yuan changes so that the yuan appreciates significantly against the dollar, the cost of building our products could increase significantly.  We anticipate that outsource providers will play key roles in our manufacturing operations.  Although we aim at selecting reputable providers, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business.  Because of this expanded role of our outsource providers, we will need to monitor the performance of these suppliers and adopt new procedures to deal with and manage the performance of these outsource providers.  Any delay or failure in the implementation of our operational changes and monitoring of these relationships could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

    Long-term contracts may not be renewed.  We currently have contracts with the U.S. military to provide control equipment used in engine generator systems. These contracts currently run through 2012.  We also are a key supplier of control equipment to DRS, a prime contractor with the U.S. military.  As a result of the war in Iraq, demand for these military products has remained strong.  If the war ends or significantly winds down or if our contracts with the military expire and are not renewed, demand for these products could be greatly reduced.

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

    Labor in Honduras has historically been readily available and at lower cost than available in many other nations; however, we cannot be assured that labor will continue to be available in Honduras at costs consistent with historical levels.  A substantial increase in labor costs could have a material adverse effect on our results of operation.

    Interruptions in manufacturing operations.  Approximately 60% of our revenues are derived from products manufactured or assembled at our manufacturing facility in Honduras and by contract manufacturers located in China.  These manufacturing operations, as well as our manufacturing plant in Clearwater, Florida, are subject to hazards that could result in material damage to any such facilities.  Such damage to or prolonged interruption in the operations of such facilities for repairs, labor disruption, hurricanes, typhoons or other reasons, could have a material adverse effect on us.  In addition, our contract manufacturing agreements can be terminated on short notice.  If our contract manufacturers located in China are unable or unwilling to manufacture and deliver products to enable us to meet the delivery schedules and quality that we require, we could be forced to seek additional suppliers, thereby resulting in further delays and additional expenses in shipping products to our customers.

    Infringement or loss of proprietary rights.  We believe that our rights in owned and licensed names are of increasing importance to our business success and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks, such as our SurgeGuard and Fire Shield® brand name.  There can be no assurance as to the breadth or degree of protection that these trademarks may afford us, or that we will be able to successfully leverage our trademarks in the future.  The costs associated with protecting our intellectual property rights, including litigation costs, may be material.  We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged.  Any inability to do so, particularly with respect to names in which we have made significant capital investments, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on us.

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

    Our industry is characterized by frequent claims regarding patents and intellectual property rights and resulting litigation arising from disputes over the scope of these rights.  On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  On April 11, 2007, we filed a counterclaim against ELE  asserting that the patent is valid, that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent.  We are also seeking monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies our Fire Shield® technology for cord fire prevention. We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered.  On May 18, 2007, Judge R. Gary Klausner granted our motion and transferred the action to the Middle District of Florida.  We are vigorously pursuing our patent infringement claims but there can be no assurance that we will be able to resolve this dispute under terms and conditions that would not have an adverse affect on our business or our financial results.

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

    Inability to effectively compete due to competitors’ patents.  Competitors may register new patents on products that make it very difficult for us to effectively compete in certain markets. As a result, our current products could become obsolete or uneconomical. For example, our products could become difficult to market as a result of a competitor’s patented products that provides equal or superior performance at a lower cost. If we are not able to meet these competitive challenges, we could lose revenue or be forced to write down the value of our inventory.

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

    Our design and manufacture of products for sale to the United States military, combined with our international supply chain,  subjects us to certain governmental regulations, such as the International Traffic in Arms Regulations ("ITAR").  Certain of our products that we sell to the United States military are subject to ITAR, which is administered by the U.S. Department of State. ITAR regulates the export of related technical data and defense services as well as foreign production.  Given the current global political climate, there is increased focus by regulators and companies such as ours on ITAR and the actions that it regulates.  We are currently enhancing our ITAR controls and implementing improvements in our internal compliance program.  As we implement these enhancements and improvements, we may address certain of our business practices, which could lead to an increase in our costs.  Also, if we discover issues that are sufficiently material, the U.S. Department of State could impose fines on us, investigate our business practices or impose other remedies upon us which could have a material adverse effect on our business.  Furthermore, the conduct and resolution of any such issues that are sufficiently material could be time consuming, expensive and distracting from the conduct of our business.  In addition, if our ITAR-related enhancements and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our operating results.

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

    Dependence on new products that are technical in nature. Our products are technical in nature and require significant engineering in order to develop. Rapid technological changes in our industry subject us to increased pressure to develop technological advances in our products. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and add additional features and adaptations of our existing products for new uses. If we are unable to develop sufficient new products to remain competitive, or if our products experience reliability problems, our business could be impacted.  Although products are tested prior to being sold, unanticipated or latent performance issues could be experienced subsequent to release. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, additional service and warranty expenses.  Additionally, if we incur significant numbers of quality issues, we could initiate a formal product recall which could result in significant additional costs. Our failure to complete commercialization of these products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

    Volatility of our stock price.  In recent years, the price of our common stock has fluctuated greatly.  The price of our common stock could continue to be volatile and fluctuate in response to a variety of factors including, but not limited to, the following:

• general and global economic fluctuation;
• quarter-to-quarter variations in our operating results;
• material differences in revenue or earnings from levels expected by investors;
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

    Our business and results of operations could be impacted by the implementation of Sarbanes Oxley.  Under current rules, we were required to complete our initial assessment of the adequacy of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 as of March 31, 2008. We also must include in our assessment, a report detailing management’s assessment of the design effectiveness of our internal control over financial reporting as well as the operating effectiveness of our internal control over financial reporting.  Although we will devote significant resources into developing and updating the required documentation and perform the required testing, there can be no assurance that we will be able to comply with all of Section 404’s requirements.

    Additionally, our independent registered public accounting firm must audit the operating effectiveness of our internal control over financial reporting as of March 31, 2010.  If our internal control over financial reporting is not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion or may issue a qualified opinion as to the effectiveness of our internal control over financial reporting.  If this should occur, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which in turn, could cause a decline in the market price of our common stock.

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

    Our wholly-owned subsidiary in Honduras, TRC Honduras S.A. de C.V., leases 47,000 square feet of building space from ZIP San Jose, an industrial park located in San Pedro Sula, Honduras.  These facilities include 3,000 square feet of office area, as well as 39,000 square feet of production area and 5,000 square feet of warehouse space.  TRC Honduras S.A. de C.V. produces the majority of our commercial products.

ITEM 3.  LEGAL PROCEEDINGS

     On December 29, 2006, we entered into a Settlement Agreement with Tower Manufacturing Corporation.  Under the Settlement Agreement, the civil actions filed by both us and Tower, including Fedders Corporation, were dismissed.  Under the terms of the settlement agreement, Tower agreed to pay $3.2 million over a two year period.  We and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.

    On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  In April we filed a counterclaim against ELE  asserting that the patent is valid, that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent.  We are also seeking monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies our Fire Shield® technology for cord fire prevention.   We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered.  On May 18, 2007, Judge R. Gary Klausner granted our motion and transferred the action to the Middle District of Florida.  We are vigorously pursuing our claim of patent infringement against ELE in this new venue.

    We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.

ITEM 4a.  EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers

    Set forth below is information related to our executive officers and their ages as of June 15, 2008.

Name	Age	Position

Owen Farren	57	Chairman of the Board, President and Chief Executive Officer

Raymond B. Wood	73	Director, Senior Vice President and Director of Government Operations and Marketing

Barry H. Black	61	Vice President of Finance, Chief Financial Officer and Secretary

    Owen Farren has been Chairman of the Board of  Directors since November 2007, a Director of the Company since February 2007, and President & CEO since January 2007.  Prior to joining the Company he was the President of StratEx an interim management and turnaround firm from 2002 to December 2006.  From 1990 to 2002 he worked at SL Industries (AMEX:SLI) a power electronics and motion control company where he served as Chairman, President & CEO.  From 1983 until 1990, he worked for Simco Company, a static control company and a unit of Illinois Tool Works Inc. (NYSE:ITW), where he served as President.  Mr. Farren has an MBA in Finance and a BS in Marketing both from Indiana University.

    Raymond B. Wood, a founder of the Company, has been a Director of the Company and Senior Vice President and Director of Government Operations and Marketing of the Company since its inception in 1981.  From 1974 to 1981, he was Manager of Engine Generator Component Marketing for Square D Company.  He was employed by Electromagnetic Industries, Inc. for 17 years prior to its acquisition by Square D Company. During this time, he held the position of General Manager of Electromagnetic Industries of Georgia Inc., the systems manufacturing plant for military products such as diesel generating systems, generators, controls, semi-trailers, etc. Previous assignments included service as Project and Design Engineer for military products produced by Electromagnetic Industries Inc.  Mr. Wood is a charter member of the industries association, Electrical Generating Systems Association (“EGSA”), has served on its Board of Directors and has been the Chairman of the Government Liaison Committee for over 30 years.  Mr. Wood is also a member of the U.S. Naval Institute and the National Defense Industrial Association.  For over 45 years, he has been involved in design, manufacture and qualification conformance evaluation for listing by the Department of Defense, marketing and product application concerning control and measurement of electric power for Mobile Ground Power Military Engine Generator Systems, and electrical power controls for Naval Shipboard and Military Armored Tracked Vehicle application.  During such period, Mr. Wood has had extensive experience with the military procurement, contract administration, engineering and test qualifying locations, as well as with the government prime contractors to the Department of Defense.  Mr. Wood has served on numerous ad hoc committees for military engine generator specification review requirements and is frequently consulted for solutions to problems encountered with military engine generator systems by both the military and prime contractors to the Department of Defense.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and quoted on the NASDAQ stock market system, to which we gained admittance in December 1984, under the symbol “TRCI”.  In November 1995, NASDAQ approved our application for listing on the National Market System.  The following tables set forth a range of high and low market prices for our common stock for the fiscal years ended March 31, 2008 and 2007, as reported on the NASDAQ Stock Market, and the dividends declared with respect to each quarter ended within such years.

Fiscal Year Ended	High	Low	Cash Dividends
March 31, 2008:
First quarter	$5.65	4.01	$0.020
Second quarter	4.95	3.08	0.020
Third quarter	3.92	3.13	0.020
Fourth quarter	3.67	2.62	0.020
			$0.080
March 31, 2007:
First quarter	$7.57	4.65	$0.015
Second quarter	5.49	3.94	0.020
Third quarter	5.43	3.80	0.020
Fourth quarter	5.35	4.18	0.020
			$0.075

    As of May 30, 2008, the approximate number of stockholders of record was 279.  This number does not include any adjustment for stockholders beneficially owning common stock held of record by any institutional fiduciary, which we believe to represent approximately an additional 2872 stockholders.

    Our authorized capital stock, as of May 30, 2008, consisted of 10,000,000 shares of common stock, par value $.51, of which 5,890,828 shares were outstanding.

Dividends

    The payment of dividends on our common stock is within the discretion of our Board of Directors.  In fiscal year 2008, we paid a quarterly cash dividend of $.02 per share.   Dividends of $.08 per share were paid by us in fiscal 2008 and $.075 per share for fiscal 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

    Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

Stock Repurchase Program

    We did not repurchase any equity securities during the years ended March 31, 2008 or 2007.  On June 28, 2006, the Board of Directors terminated the Stock Repurchase Program.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated balance sheet data as of March 31, 2008 and 2007 and operating results for the years ended March 31, 2008, 2007, and 2006 are derived from our consolidated financial statements which are included elsewhere in this Form 10-K.  The selected consolidated balance sheet data as of March 31, 2006, 2005 and 2004 and operating results for the years ended March 31, 2005 and 2004 are derived from audited consolidated financial statements which are not included in this Form 10-K.  You should read the selected financial data in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended March 31,

	2008	2007	2006	2005	2004
			(In thousands)
Revenues	$37,160	37,992	45,620	39,433	24,337
Cost of sales	27,900	29,368	34,978	29,618	14,831
Gross profit	9,260	8,624	10,642	9,815	9,506

Operating expenses	9,123	10,000	7,922	7,172	5,684
Income (loss) from operations	137	(1,376)	2,720	2,643	3,822

Interest expense	(75)	(182)	(255)	(48)	-
Other income	182	3,264	32	29	15
	107	3,082	(223)	(19)	15
Income before income taxes	244	1,706	2,497	2,624	3,837
Income tax expense	(112)	244	746	1,378	1,161
Net income	$356	1,462	1,751	1,246	2,676

Earnings per share:
Basic	$0.06	0.25	0.30	0.22	0.48
Diluted	$0.06	0.25	0.30	0.21	0.46

Shares outstanding:
Basic	5,889	5,884	5,786	5,755	5,589
Diluted	5,958	5,907	5,834	5,954	5,828

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$3,627	3,969	3,107	1,302	5,968
Working capital	15,734	16,032	15,393	13,602	12,611
Total assets	24,950	28,279	29,144	32,177	18,572
Long-term debt	-	2,000	2,000	2,350	-
Total debt	-	3,000	3,000	5,350	-
Total stockholders' equity	19,889	19,725	18,158	16,440	15,452
Cash dividends paid	0.080	0.075	0.06	0.06	0.06

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following management’s discussion and analysis describes the principal factors affecting the results of our operations, liquidity and capital resources, as well as our critical accounting policies. This discussion should be read in conjunction with the accompanying audited consolidated financial statements, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results, and the risk factors described in “ITEM 1A — RISK FACTORS” of this Annual Report on Form 10-K. Since TRC qualifies as a smaller reporting company, the tabular disclosure of contractual obligations contemplated by Item 303(a)(5) of SEC Regulation S-K has been omitted as permitted by Item 303(d) of SEC Regulation S-K.

Executive Summary

    In fiscal 2008, our revenues decreased $0.8 million or 2.2 % compared with fiscal 2007.  Our commercial business declined during fiscal 2008 due to a sharp drop in our RAC business while our military business increased $2.6 million or 22.8% from the prior year.  Although we incurred a $2.0 million write down in inventory and loss on purchase commitments in fiscal 2008, our gross profit increased $0.6 million from the prior year.  The increase in gross profit was due largely to a more favorable mix of sales of higher margin products and $.3 million of royalty income, a $.3 million increase over the prior year.  Operating expenses decreased $0.9 million from fiscal 2007 levels, largely due to lower professional fees (mostly due to lower legal fees following the December 2006 settlement of the patent infringement lawsuit and related counterclaim with Tower Manufacturing Corporation and Fedders Corporation).  Other income (expense), net, decreased $3.0 million from income of $3.1 million to income of $0.1 million.  The prior year $3.2 million settlement of the lawsuit with Tower Manufacturing Corporation was the reason for this significant decrease in other income.  In fiscal 2008 debt declined $3 million.

Overview

    We are an internationally recognized leader in the design, manufacture and sale of electrical safety products.  We market and sell our products through several channels of distribution including our in-house sales force, retail, distribution, domestic and international OEMs and third party sales representation organizations.

    We recognize revenues from equipment sales when evidence of a sales arrangement exists, pricing is fixed or determinable, delivery, including title passage has taken place, and collectability from the customer is reasonably assured.  Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenues.  Royalty revenues are recognized when we have delivered technical specifications and performed required services under the related agreement.  In fiscal 2007, we began to see a decline in our sales of RAC products due to increased competition, a trend which continued throughout fiscal 2008.  Our military revenues rebounded in fiscal 2008 from the prior year after funding in the U.S. budget again became available.

    Our gross margins are affected by many different factors including competitive price pressures, product mix, differences in manufacturing volumes, changes in the cost of raw materials, charges for excess or obsolete inventory, and costs of warranty repairs.  We generally provide a one-year warranty on product sales.  We believe that our accrued warranty is adequate to cover the cost of future warranty work on products we have sold.  During fiscal 2008, we wrote down the carrying value of our inventory to market value by $2.0 million which significantly impacted our gross margins.  These adjustments to write inventory down to market value mainly resulted from reduced demand for our RAC products, which was due to increasing competition from off-shore, low-cost manufacturers.

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

    Our operating expenses decreased from the past year due primarily to reduction of litigation and professional fees in connection with our lawsuit against Tower Manufacturing Corporation that was initiated in the fiscal 2006 year.

Results of Operations

    The following table summarizes our operating results as a percentage of revenues for each of the periods shown:

	2008	2007	2006	2005	2004
Revenues:
Commercial	61.0%	69.7%	70.7%	68.5%	49.1%
Military	38.1%	30.3%	29.3%	31.1%	50.6%
Royalties	0.9%	-	-	0.4%	0.3%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1%	77.3%	76.7%	75.1%	60.9%
Gross profit	24.9%	22.7%	23.3%	24.9%	39.1%

Operating expenses:
Selling and marketing	7.4%	7.6%	5.8%	6.5%	9.8%
General and administrative	12.0%	12.8%	7.3%	6.5%	7.9%
Research and development	5.1%	5.3%	4.3%	5.2%	5.7%
Business restructuring charges	-	0.4%	-	-	-
Other	-	0.2%	-	-	-
Total operating expenses	24.6%	26.3%	17.4%	18.2%	23.4%
Income (loss) from operations	.4%	(3.6)%	5.9%	6.7%	15.7%

Interest expense	(0.2)%	(0.5)%	(0.6)%	(0.1)%	-
Other income	0.5%	8.6%	0.1%	0.1%	-
	0.3%	8.1%	(0.5)%	0.0%	-
Income before income taxes	.7%	4.5%	5.5%	6.7%	15.7%
Income tax expense	(0.3)%	0.6%	1.6%	3.5%	4.7%
Net income	1.0%	3.9%	3.8%	3.2%	11.0%

Fiscal 2008 and 2007 Comparison

    Revenues for fiscal 2008 decreased $.8 million, or 2.1% to $37.2 million from $38.0 million for the prior fiscal year.  Commercial revenues decreased $3.8 million due to a sharp decrease in RAC revenues.  Military revenues increased $2.6 million or 22.8% to $14.2 million from $11.5 million in fiscal 2007.  The decline in commercial revenue was principally a result of declining RAC revenues due to competition from off-shore, low-cost manufacturers.  The increase in military revenues was attributable to increased demand after government funding became available near the end of the prior fiscal year.  In fiscal 2009, we expect continued pressure on prices in the RAC Market to result in continued reduction of RAC revenue.

    Gross profit increased $.6 million to $9.3 million for fiscal 2008 from $8.6 million for fiscal 2007.  The higher fiscal 2008 gross profit was primarily due to the sale of products with higher gross profit margins (product mix).  The fiscal 2008 write-down of inventory to lower of cost or market and the increased loss on purchase commitments in total amounting to $2.0 million as compared to $1.4 million in fiscal 2007 was due to the steep decline in demand for RAC products.  The $.6 million increase in inventory write-down and loss on purchase commitments negatively impacted fiscal 2008’s gross profit versus the prior year.    Gross profit as a percentage of revenues increased 2.2% from 22.7% in fiscal 2007 to 24.9% in fiscal 2008.  This increase in gross profit as a percent of revenues is also primarily due to the change in sales mix.

    Selling and marketing expense of $2.8 million, or 7.4% of revenues, decreased $.1 million in fiscal 2008 from $2.9 million, or 7.6% of revenues in fiscal 2007.  The $.1 million decrease from the prior year was primarily due to a decrease in compensation expense.  Selling and marketing expense as a percent of revenues decreased .2% principally due to the $.1 million decrease in selling and marketing expenses.  We expect selling and marketing expense to remain at approximately the same levels in fiscal 2009.

    General and administrative expense declined $.4 million or 7.9% of revenues to $4.5 million or 12.0% of revenues for fiscal 2008  The decrease from the prior year was principally due to $.6 million in lower professional fees and $.2 million in lower write offs of bad debts partially offset by $.2 million in higher compensation related expenses, and $.1 in higher employee related expenses.  The reduction in professional fees is due to the settlement of our patent infringement lawsuit with the Tower Manufacturing Corporation in December 2006.  General and administrative expense as a percent of revenues decreased .8% from 12.8% in fiscal 2007 to 12.0% in fiscal 2008 primarily due to the decrease in general and administrative expenses discussed above.

    Research and development expense of $1.9 million or 5.1% of revenues in fiscal 2008 declined $.1 million from $2.0 million, or 5.3% of revenues in fiscal 2007.  We expect research and development expense to remain at approximately the same expense level in fiscal 2009 as compared with fiscal 2008.

    Restructuring charges were $.0 million in fiscal 2008 versus $.1 in fiscal 2007.  In March 2007, we reduced our U.S. workforce by approximately 12% in order to adjust our cost structure to be more competitive due to the loss of RAC revenues.  There were no comparable restructuring charges in fiscal 2008.

    Other operating expenses consisted of $.0 million in fiscal 2008 compared with $.1 in fiscal 2007. Other operating expense in fiscal 2007 consisted of a write-down of assets to fair value.

    Other income (expense), net was $.1 million of income in fiscal 2008 versus $3.1 million of income in fiscal 2007, a decrease in income of $3.0 million.  The decrease in other income was primarily attributable to the patent infringement lawsuit settlement of $3.2 million that was recorded in the third quarter of fiscal 2007.  In addition, interest expense declined from the prior year due to the repayment of all borrowings in fiscal 2008.

    Income tax expense decreased $.4 million to $.1 million of benefit in fiscal 2008.  The decrease was due to lower income in fiscal 2008 as well as the jurisdictional source where the income was earned.  Our U.S. income was eliminated due to the large write down in inventory to market value and the increased loss on purchase commitments resulting in the only income we earned in fiscal 2008 being earned in Honduras where there is no income tax.  Income tax expense as a percent of income before income taxes was (45.9%) in fiscal 2008, compared with 14.3% in fiscal 2007.

    Historically, our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes derived in the United States, which is subject to income taxes.  Our Honduran subsidiary is profitable which decreases our effective tax rate.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that are essentially permanent in duration.   We expect our effective income tax rate to be between 27% to 32% in fiscal 2009.

    Net income was $.4 million for fiscal 2008, compared with $1.5 million reported in fiscal 2007, a decrease of $1.1 million.  Although gross profit in fiscal 2008 was $.6 million higher than fiscal 2007 and operating expenses were $.9 million lower resulting in $1.5 million higher operating income in fiscal 2008, we had $3.1 million lower other income in fiscal 2008, because there was no comparable $3.2 million settlement in connection with a patent infringement lawsuit as had occurred in fiscal 2007.

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

    Selling and marketing expense of $2.9 million, or 7.6% of revenues, increased $.3 million for fiscal 2007 from $2.6 million, or 5.8% of revenues in fiscal 2006.  The $.3 million increase over the prior year was primarily due to increases in compensation expense  of $.1 million, professional fees of $.1 million and travel of $.1 million.  Selling and marketing expense as a percent of revenues increased 1.8% principally due to the $7.6 million decrease in revenues in fiscal 2007 as well as the $.3 million increase in selling and marketing expenses.

    General and administrative expense was $4.8 million, or 12.8% of revenues, for fiscal 2007, compared with $3.3 million, or 7.3% of revenues, for fiscal 2006, an increase of $1.5 million, or 45.7%.  The increase over the prior year was principally due to $.9 million in higher professional fees mostly due to the lawsuit with Tower Manufacturing Corporation, $.4 million in higher compensation related expenses, $.2 million in higher write offs of bad debts, and $.1 million in higher amortization of intangible expenses.  General and administrative expense as a percent of revenues increased 5.5% from 7.3% in fiscal 2006 to 12.8% in fiscal 2007.  This increase is primarily due to the higher legal, compensation, bad debts, and amortization of intangibles expense as well as the $7.6 million decrease in revenues in fiscal 2007.

    Research and development expense was $2.0 million of expense in both fiscal 2007 and fiscal 2006.  Research and development expense was 5.3% as a percent of revenues for fiscal 2007 compared with 4.3% for fiscal 2006.  The 1.0% increase is due to the $7.6 million decrease in revenues in fiscal 2007.

    Restructuring charges were $.1 million in expense in fiscal 2007 versus $0 for fiscal 2006.  In March 2007, we reduced our U.S. workforce by approximately 12% in order to adjust our cost structure to be more competitive due to the loss of RAC revenues.  There were no comparable restructuring charges in fiscal 2006.

    Other operating expenses consisted of $.1 million or .2% of revenues in fiscal 2007 compared with $0 in fiscal 2006. Other operating expense consisted of a write-down of assets to fair market value.

    Other income (expense), net was $3.1 million in income in fiscal 2007 versus $.2 million in expense in fiscal 2006, an increase in income of $3.3 million.  The increase in other income was primarily attributable to the patent infringement lawsuit settlement agreement payment of $3.2 million that was recorded in the third quarter of fiscal 2007.  In addition, interest expense declined from the prior year due to lower loan balances outstanding.

    Income tax expense decreased $.5 million to $.2 million of expense in fiscal 2007 from $.7 million in fiscal 2006.  The decrease was principally due to higher income tax expense in fiscal 2006 resulting from a deemed dividend from our Honduran subsidiary to the U.S. parent company under Sections 951 and 956 of the Internal Revenue Code that resulted from borrowings under our joint line of credit with our Honduran subsidiary. Fiscal 2006 income taxes were reduced by the reversal of a tax accrual in the amount of $.1 million in the fourth quarter of fiscal 2006 as a result of concluding an audit by the Internal Revenue Service for the fiscal 2004 year.  Income tax expense as a percent of income before income taxes was 14.3% in fiscal 2007, compared with 29.9% in fiscal 2006.

    Historically, our effective tax rate has varied based on the mix of income before income taxes derived from our Honduran subsidiary, which had not been subject to income taxes, and the balance of income before income taxes derived in the United States, which is subject to income taxes.  Our Honduran subsidiary is profitable which decreases our effective tax rate.  In fiscal 2005 and 2006, the earnings from foreign operations were taxable as deemed dividends to the parent company due to borrowings under our revolving credit agreement that were secured by the assets of the Honduran subsidiary.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, Accounting for Income Taxes, prior to fiscal 2005 we did not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that are essentially permanent in duration.

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

    We believe that the following are critical accounting policies:

    Revenue Recognition/Allowance for Doubtful Accounts.  We recognize revenue from commercial customers when an order has been received and accepted, pricing is fixed, delivery has occurred and title to the product has passed and collectability is reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  We have no installation obligation subsequent to product shipment.  Similarly, revenues from sales to distributors are recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.  Royalty revenues are recognized as reported by licensees.

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

    Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  An allowance is established for inventory that has had no activity for long periods of time or for which management believes is no longer salable.  This allowance is reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining allowance for obsolescence is either inadequate or in excess of the inventory allowance required, we may need to adjust it.  At present, based on our analysis, we believe the allowance is properly valued for the inventory held by us.

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

    Warranty.  We generally provide a one year warranty period for our products.  We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us.  Our warranty provision represents our estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  Our warranty accrual represents our estimate of our liability for warranty repairs that we will incur over the warranty period.

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

    Stock-Based Compensation.  We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility and expected option life.  If actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods.

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

Liquidity and Capital Resources

    As of March 31, 2008, our cash and cash equivalents decreased $1.3 million to $2.1 million from the March 31, 2007 balance of $3.5 million.  The three components of this decrease were cash provided by operating activities of $2.7 million, cash used in investing activities of $.6 million and cash used in financing activities of $3.5 million.

    Cash provided by operating activities primarily resulted from net income of $.4 million, depreciation of $1.2 million, a decrease in inventory of $1.5 million, a decrease in trade and other accounts receivable of $.5 million, an increase in accrued expenses of $.4 million and stock compensation expense of $.3 million, partially offset by a decrease in income taxes of $1.0 million, and an increase in net deferred tax assets of $.5 million. The decrease in inventories is largely due to the write downs of inventory.  The decrease in accounts receivable was primarily due to improved collections.  The increase in accrued expenses is primarily due to the increased loss on purchase commitments.  The increase in stock compensation expense reflects an increase in the number of options vesting during the period.  The decrease in income tax payable primarily reflects the payment of federal income taxes due to filing amended income tax returns for fiscal 2005 and fiscal 2006 and paying the additional income tax resulting from deemed dividends from our Honduran subsidiary.  The increase in net deferred tax assets reflects the increase in temporary differences between book and tax deductible items.

    Cash used in investing activities was due to cash of $1.0 million used to acquire short term investments along with cash of $.4 million paid for purchases of property, plant and equipment less cash received of $.9 million upon collection of a note receivable.

    Cash used in financing activities was due to $3.0 million used to pay off the line of credit and dividends paid of $.5 million.

    The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of our key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender, and 65% of the voting stock of our Honduran subsidiary, and requires us to maintain certain financial ratios.  Our Honduran subsidiary is no longer a borrower under the loan agreement.  As of March 31, 2008, we were in compliance with the covenants under our revolving credit agreement.  As of March 31, 2007, we had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt based upon our intent to repay that amount in the next year and $2.0 million was recorded as long-term debt, less current portion.  As of March 31, 2008, we had no outstanding borrowings.

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

 In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”).  The Company is required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning April 1, 2007.  The implementation of EITF No. 06-03 did not have an impact on the Company’s fiscal 2008 consolidated financial statements.

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

    In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51"(SFAS No. 160).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31, 2008, we did not have any minority interests.  The adaption of SFAS No. 160 will not impact our consolidated financial statements.

 In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS 161 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not engage in investing or trading market risk sensitive instruments.  We also do not purchase, for investing, hedging, or for purposes “other than trading,” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as noted in the following paragraph.  We have not entered into any forward or futures contracts, purchased any options or entered into any interest rate swaps.  Additionally, we do not currently engage in foreign currency hedging transactions to manage exposure for transactions denominated in currencies other than U.S. dollars.

    As of March 31, 2008, we have no long-term debt.  If we borrow, our loans are subject to changes in interest rates.   Additionally, the rate of interest is based on either the lender’s prime rate or on the 30-day London Interbank Offering Rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $15 thousand on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Schedule required by this Item are set forth on the pages indicated at Item 15(a).

Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements	F-1
Consolidated Balance Sheets as of March 31, 2008 and 2007	F-2
Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006	F-3
Consolidated Statements of Stockholders' Equity for the years ended March 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006	F-5
Notes to Consolidated Financial Statements	F-6 thru F-18

Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-19

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

Management’s Report on Internal Control Over Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework”.  Based on this assessment, management concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

    Further, there were no changes in our internal control over financial reporting during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

    This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management’s report in this Annual Report..

ITEM 9B.  OTHER INFORMATION

    None.

PART III

    Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2008 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file no later than 120 days after the end of the fiscal year covered by this Report.  With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this Report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

    Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a) List of documents filed as part of this Report.

        (1) All financial statements.

        (2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts	F-19

    All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

        (3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation and By-Laws. (1)
3.2	Amended Articles of Incorporation dated September 24, 1990. (2)
3.3	Amended Articles of Incorporation dated September 24, 1996. Filed Herewith.
3.4	Amended Articles of Incorporation dated August 21, 2003. Filed Herewith.

3.5	Amended and Restated By-Laws, effective May 15, 2008. Incorporated by reference to TRC's Form 8-K files March 21, 2008.

10.1
$3,000,000 Revolving Loan Note, dated December 14, 1999, between the Company and SouthTrust Bank.  Incorporated by reference to TRC's Annual Report on Form 10-KSB for the quarter ended December 31, 1999, filed February 15, 2000.

10.2	The 2000 Long Term Incentive Plan effective August 24, 2000. Incorporated by reference to TRC's Form DEF 14-A filed July 13, 2000.(3)

10.3	Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 300,000 to 600,000 effective August 21, 2003. Incorporated by reference to TRC's S-8 filed November 26, 2003.(3)

10.4	Amendment to 2000 Long Term Incentive Plan to increase the number of shares from 600,000 to 1,100,000 effective August 24, 2004. Filed Herewith.(3)

10.5
License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company's Fire Shield® technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults.  Incorporated by reference to TRC's Annual Report on Form 10-KSB  for the year ended March 31, 2002.

10.6	Whirlpool Servicing Agreement dated August 9, 2004. Incorporated by reference to TRC's 10-QSB for the quarter ended September 30, 2004, filed November 15, 2004.

10.7
Amended Revolving Credit Agreement, dated December 20, 2004, between the Company and its subsidiary and SouthTrust Bank, increasing the amount available to borrow from $3,000,000 to $6,000,000 and extending the maturity date to December 14, 2006.  Incorporated by reference to TRC's Form 8-K filed December 21, 2004

10.8
Amended and Restated Loan Agreement, dated December 27, 2007, between the Company and Wachovia Bank, National Association, extending the maturity date to September 30, 2009, and eliminating the Company’s wholly-owned subsidiary, Technoloty Research Corporation Honduras/S.A. de C.V. as a co-borrower.  Incorporated by reference to TRC’s Form 8-K filed January 30, 2008

10.9	Promissory Note, dated December 27, 2007, payable by the Company to Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed January 30, 2008.

10.10	Security Agreement, dated Decemember 27, 2007, between the Company and Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed January 30, 2008.

10.11
Change of Control Agreement between the Company and its Chief Financial Officer, Barry H. Black, dated January, 2006, filed with and as part of the Registrant's Form 10-Q for the period ended December 31, 2005, filed February 14, 2006. (3)

10.12
Patent Infringement Lawsuit Settlement Agreement, dated December 29, 2006, by and between the Company and Tower  Manufacturing Corporation.  Incorporated by Reference to TRC’s Form 10-Q for the period ended December 31, 2006, filed June 20, 2007.

10.13	Form of Individual Director Indemnification Agreement. Incorporated by reference to TRC’s Form 10-K for the year ended March 31, 2007, filed June 29, 2007. (3)

10.14	Form of Non-Qualified Stock Option Grant under the Company's 2000 Long Term Incentive Plan. Incorporated by reference to TRC’s Form 10-K for the year ended March 31, 2007, filed June 29, 2007. (3)

10.15	Form of Qualified Stock Option Grant under the Company's 2000 Long Term Incentive Plan. (3)

14.1	Code of Conduct. Filed Herewith.

14.2	Code of Ethics for Principal Executive, Financial and Accounting Officers. Filed Herewith.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

______________________
(1)  Previously filed with and as part of the Registrant's Registration Statement on Form S-1 (No. 33-24647).
(2)  Previously filed with and as part of the Registrant's Annual Report on Form 10-KSB for the year ended March 31, 1991.
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

Date: June 27, 2008

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Owen Farren	Chairman of the Board of Directors, President and Chief Executive Officer	June 27, 2008
Owen Farren	(Principal Executive Officer)

/s/ Barry H. Black	Vice President of Finance, Chief Financial Officer and Secretary	June 27, 2008
Barry H. Black	(Principal Financial and Accounting Officer)

/s/ Raymond B. Wood	Director and Senior Vice President of Government Operations	June 27, 2008
Raymond B. Wood

/s/ Gerry Chastelet	Director	June 27, 2008
Gerry Chastelet

/s/ Raymond V. Malpocher	Director	June 27, 2008
Raymond V. Malpocher

/s/ Patrick M. Murphy	Director	June 27, 2008
Patrick M. Murphy

_________________	Director
Edmund F. Murphy, Jr.

/s/ N. John Simmons, Jr.	Director	June 27, 2008
N. John Simmons, Jr.

/s/ David F. Walker	Director	June 27, 2008
David F. Walker

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Financial Statements

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Note 1(l) to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” applying the modified prospective method.

/s/  KPMG LLP

June 27, 2008
Tampa, Florida
Certified Public Accountants

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Balance Sheets

March 31, 2008 and 2007
(In thousands, except share data)

ASSETS	2008	2007
Current assets:
Cash and cash equivalents (note 5)	$2,132	3,471
Short-term investments (note 5)	1,495	498
Trade and other accounts receivable, net of allowance for
doubtful accounts of $123 in 2008 and $273 in 2007 (note 5)	6,573	6,950
Other receivable - current portion	869	884
Income taxes receivable	197	-
Inventories, net (notes 2 and 5)	7,788	9,294
Deferred income taxes (note 6)	1,446	999
Prepaid expenses and other current assets	258	351
Total current assets	20,758	22,447

Property, plant and equipment, net of accumulated depreciation of
$11,604 in 2008 and $10,472 in 2007 (note 3)	3,684	4,412
Other receivables - less current portion	-	850
Intangible assets net of accumulated amortization of $119 in 2008 and $59 in 2007	463	523
Other assets	45	47
Total assets	$24,950	28,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (note 5)	$-	1,000
Trade accounts payable	3,111	3,027
Accrued expenses	1,781	1,409
Accrued dividends	132	133
Income taxes payable	0	846
Total current liabilities	5,024	6,415
Long-term debt, less current portion (note 5)	0	2,000
Deferred income taxes (note 6)	37	139
Total liabilities	5,061	8554

Stockholders' equity (note 7):
Common stock $0.51 par value; 10,000,000 shares authorized,
5,912,328 shares and 5,910,328 shares issued, and
5,890,828 shares and 5,888,828 shares outstanding	3,015	3,014
Additional paid-in capital	9,568	9,287
Retained earnings	7,346	7,464
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	19,889	19,725
Total liabilities and stockholders' equity	$24,950	28,279

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Operations

Years ended March 31, 2008, 2007 and 2006
(In thousands, except share data)

	2008	2007	2006
Revenues (note 9):
Commercial	$22,680	26,471	32,250
Military	14,152	11,521	13,370
Royalties	328	-	-
Total revenues	37,160	37,992	45,620
Cost of sales	27,900	29,368	34,978
Gross profit	9,260	8,624	10,642

Operating expenses:
Selling and marketing	2,756	2,906	2,640
General and administrative	4,463	4,847	3,327
Research and development	1,904	2,026	1,955
Business restructuring charges	-	138	-
Other	-	83	-
Total operating expenses	9,123	10,000	7,922
Income (loss) from operations	137	(1,376)	2,720

Interest expense	(75)	(182)	(255)
Other income	182	3,264	32
	107	3,082	(223)
Income before income taxes	244	1,706	2,497
Income tax (benefit) expense (note 6)	(112)	244	746
Net income	$356	1,462	1,751

Earnings per share - basic	$0.06	0.25	0.30

Earnings per share - diluted	$0.06	0.25	0.30

Shares outstanding - basic	5,889,136	5,884,083	5,786,129

Shares outstanding - diluted	5,958,336	5,906,563	5,833,947

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years ended March 31, 2008, 2007 and 2006
(In thousands, except share data)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2005:	5,773,875	$2,955	8,483	5,042	(40)	16,440

Dividends - $0.06 per share	-	-	-	(348)	-	(348)
Net income	-	-	-	1,751	-	1,751
Stock compensation expense	-	-	38	-	-	38
Tax benefit related to exercise
of stock options	-	-	51	-	-	51
Exercise of stock options	53,274	28	198	-	-	226
Balances as of March 31, 2006:	5,827,149	2,983	8,770	6,445	(40)	18,158

Dividends - $0.075 per share	-	-	-	(443)	-	(443)
Net income	-	-	-	1,462	-	1,462
Stock compensation expense	-	-	144	-	-	144
Tax benefit related to exercise
of stock options	-	-	5	-	-	5
Exercise of stock options	10,000	5	47	-	-	52
Issuance of shares in connection
with acquisition (note 14)	51,679	26	321	-	-	347
Balances as of March 31, 2007:	5,888,828	$3,014	9,287	7,464	(40)	19,725
Dividends - $0.08 per share	-	-	-	(474)	-	(474)
Net income	-	-	-	356	-	356
Stock compensation expense	-	-	278	-	-	278
Tax benefit related to exercise
of stock options	-	-	1	-	-	1
Exercise of stock options	2,000	1	2			3
Balances as of March 31, 2008	5,890,828	$3,015	9,568	7,346	(40)	19,889

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

  Consolidated Statements of Cash Flows

Years ended March 31, 2008, 2007 and 2006
(In thousands)
	2008	2007	2006
Cash flows from operating activities:
Net income	$356	1,462	1,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion on short-term investments	(17)	(17)	(13)
Change in allowance for doubtful accounts	(150)	195	(94)
Note receivable received as partial settlement of lawsuit	-	(1,700)	-
Accretion of interest on note receivable	(127)	(34)	-
Collection of interest on note receivable	142	-	-
Depreciation	1,157	1,126	1,255
In-process research and development	-	17	-
Amortization of intangible assets	60	59	-
Stock compensation expense	278	144	38
Deferred income taxes	(549)	(649)	(371)
Loss on disposal of assets	-	83	-
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable	527	3,585	2,479
Inventories, net	1,506	418	1,828
Prepaid expenses and other current assets	93	(141)	305
Other assets	2	23	26
Trade accounts payable	84	(1,823)	(3,121)
Accrued expenses	372	86	(5)
Income taxes	(1,043)	(622)	859
Net cash provided by (used in) operating activities	2,691	2,212	4,937

Cash flows from investing activities:
Maturities of short-term investments	2,000	1,309	-
Purchases of short-term investments	(2,980)	(1,290)	-
Acquisition of business	-	(331)	-
Capital expenditures	(429)	(682)	(725)
Proceeds from collection of notes receivable	850	-	-
Net cash used in investing activities	(559)	(994)	(725)

Cash flows from financing activities:
Borrowing of short-term debt	-	3,000	10
Repayments of short and long-term debt	(3,000)	(3,000)	(2,360)
Proceeds from the exercise of stock options	3	52	226
Tax benefit related to exercise of stock options	1	5	51
Cash dividend paid	(475)	(411)	(347)
Net cash used in financing activities	(3,471)	(354)	(2,420)

Net (decrease) increase in cash and cash equivalents	(1,339)	864	1,792
Cash and cash equivalents at beginning of year	3,471	2,607	815
Cash and cash equivalents at end of year	$2,132	3,471	2,607

Supplemental cash flow information:
Cash paid for interest	$76	124	228
Cash paid for income taxes	$1,480	1,514	207
Supplemental schedule of noncash investment activities:
The Company purchased a Recreational Vehicle product line business from Automated Engineering Corporation. In conjuction with the acquisition, cash and non cash consideration was provided as follows:
Cash paid to seller	-	279	-
Cash paid for acquisition costs	-	52	-
Common stock issued to seller, 51,679 shares	-	347	-
Assets acquired	-	678	-

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
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

(d)  Cash Equivalents

Cash equivalents amounted to $53 and $2,065 as of March 31, 2008 and 2007, respectively, and consisted of money market accounts.  For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

(e)  Short-term Investments

The value of the short-term investment totaled $1,495 as of March 31, 2008, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $1,492.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

(f) Revenue Recognition/Allowance for Doubtful Accounts

The Company recognizes revenue from commercial customers when an order has been received and accepted, pricing is fixed, delivery has occurred and title to the product has passed and collectability is reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  We have no installation obligation subsequent to product shipment.  Similarly, revenue from sales to distributors is recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.  Royalty revenues are recognized as reported by licensees.

The Company may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (“non-standard” products) or fall outside the scope of SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, the Company records revenue under a units of delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, the Company records revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  The Company has not experienced past losses on government contracts, and in fiscal 2008, the Company does not have any transactions being accounted for within the scope of SOP 81-1.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

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

The Company sells products to customers throughout the world and in many markets including retail, distribution, OEM, and directly to consumers.  Customers are reviewed for creditworthiness, and the Company maintains an allowance for anticipated losses.  The Company had one customer with an accounts receivable balance equal to more than 10% of total accounts receivable at the end of the Company's fiscal 2008 year.

One Far East contract manufacturer supplied the Company with 15% of our total inventory purchases in fiscal 2008.  In fiscal 2007, one Far East contract manufacturer supplied the Company with 19% of our total inventory purchases.

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

(k)  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Prior to the fiscal year ended March 31, 2007 following the principles of APB 25, no compensation expense was recognized in earnings for the Company’s stock options, except for the acceleration of vesting of options for a former officer of the Company in September 2005 and reflected in the financial results for the fiscal year ended March 31, 2006.  The pro forma effects on net income and earnings per share resulting from the stock options were disclosed in a footnote to the financial statements.  Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

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

The following table illustrates the impact on net income and earnings per share as if the Company had followed SFAS 123 and utilized its fair-value recognition provisions for all of its share-based compensation awards for the fiscal year ended March 31, 2006 (in thousands, except per share data):

Year ended March 31,
2006
Net income - as reported	$1,751
Add: Total stock-based employee compensation expense
included in the determination of reported net income,
net of related income taxes of $8.	31
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related income taxes of $344.
(1,374)
Net income - pro forma	$408

Basic earnings per share:
As reported	$0.30
Pro forma	$0.07

Diluted earnings per share
As reported	$0.30
Pro forma	$0.07

The implementation of SFAS 123R had no impact on the Company’s cash position.  Stock compensation expense of $278 and $144 resulting from the implementation of SFAS 123R was included in the consolidated statements of operations for fiscal 2008 and 2007, respectively.  The consolidated statements of cash flows for the fiscal years ended March 31, 2008 and 2007, include an adjustment to reconcile net income to net cash provided by operating activities of $278 and $144, respectively, due to this non-cash stock compensation expense.

Cash received from the exercise of stock options under all share-based payment arrangements for the fiscal year ended March 31, 2008, 2007, and 2006 was $3, $52, and $226, respectively.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

On May 24, 2005, in contemplation of the implementation of SFAS 123R, the Company’s Board of Directors approved the acceleration in the vesting of all out-of-the-money, unvested stock options held by current employees, including executive officers and directors, effective May 25, 2005.  An option was considered to be out-of-the-money if, on the effective date, the stated option exercise price was greater than the closing price of the Company’s common stock on May 25th, $5.07 per share.  As a result of this action, unvested options to purchase approximately 449,000 shares became exercisable.  The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the Company’s future financial statements upon the effectiveness of SFAS 123R.  It was estimated that the maximum future compensation cost that was avoided based upon the Company’s implementation date for SFAS 123R of April 1, 2006 was approximately $642.  The Company reported the avoided future compensation cost in the fiscal year 2006 financial statements in a pro-forma footnote disclosure, as permitted under the transition guidance provided by the Financial Accounting Standards Board.  The vesting acceleration did not result in the recognition of any compensation expense in the consolidated statements of operations for the fiscal year ended March 31, 2006.

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

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

The table below reconciles the calculation of basic and diluted earnings per share:

	Years ended March 31,
	2008	2007	2006
Net income	$356	1,462	1,751

Weighted average shares outstanding - basic	5,889,136	5,884,083	5,786,129
Dilutive common shares issuable upon exercise of stock options	69,201	22,480	47,818
Weighted average shares outstanding - diluted	5,958,336	5,906,563	5,833,947
Earnings per common share:
Basic	$0.06	0.25	0.30
Diluted	$0.06	0.25	0.30

For the fiscal year ended March 31, 2008, options to purchase 287,800 shares were considered anti-dilutive for the purposes of calculating earnings per share. For the fiscal year ended March 31, 2007, options to purchase 261,900 shares were considered anti-dilutive for the purposes of calculating earnings per share.  For the fiscal year ended March 31, 2006, options to purchase 497,876 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

(n)  Recently Issued Accounting Standards

 In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.  The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”).  The Company is required to adopt the provisions of EITF No. 06-03 with the fiscal year beginning April 1, 2007.  The implementation of EITF No. 06-03 did not have an impact on the Company’s fiscal 2008 consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51"(SFAS No. 160).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31, 2008, we did not have any minority interests.  The adaption of SFAS No. 160 will not impact our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS 161 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

(o)  Advertising Expenses

The Company accounts for advertising expenditures as expense in the period incurred.  For the fiscal years ended March 31, 2008, 2007, and 2006, advertising expenses were $186, $134 and $127, respectively.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

(p)  Fair Value of Financial Instruments

The fair value of short-term investments, trade and other accounts receivable, trade accounts payable, accrued expenses, accrued dividends and income taxes receivable approximates their book value due to their short-term nature.  The fair value of long-term debt also approximates its book value because the variable interest rate appropriately reflects the interest rate the Company expects for similar debt of comparable maturity.

(2)  Inventories

Inventories at March 31, 2008 and 2007 consist of the following:

	2008	2007
Raw materials	$4,976	6,102
Work-in-process	663	461
Finished goods	2,149	2,731
Total	$7,788	9,294

Approximately 51% and 45% of inventories were located in Honduras as of March 31, 2008 and 2007, respectively.  In March 2008, the Company recorded a write-down of inventory in the amount of $1,212 and an increased loss due to non-cancellable purchase commitments in the amount of $459, and in December 2007, the Company recorded a write-down of inventory in the amount of $284. Substantially all of the write down and the increased loss on non-cancellable purchase commitments in fiscal 2008 were due to continued reduction in demand for RAC products. In March 2007, the Company recorded a write-down of inventory in the amount of $704 and an increased loss due to non-cancellable purchase commitments in the amount of $69, and in September 2006, the Company recorded a write-down of inventory in the amount of $468.  Approximately $1.1 million of the annual charge in fiscal 2007 for the write-down in inventory was required due to a decline in the selling price and a reduction in demand of products due to increased competition for our RAC products being sold to the Chinese air conditioner manufacturers.  The remainder of the annual charge is principally due to the write down of existing inventory that is being sold to domestic customers.

(3)  Property, Plant and Equipment

Property, plant and equipment as of March 31, 2008 and 2007 consist of:

	2008	2007	Estimated useful lives
Building and improvements	$1,679	1,640	20 years
Machinery and equipment	13,609	13,244	5 - 15 years
	15,288	14,884
Less: Accumulated depreciation	11,604	10,472
	$3,684	4,412

Approximately 37% and 29% of property, plant and equipment was located in Honduras as of March 31, 2008 and 2007, respectively.

(4)  Warranty

The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the fiscal years ended March 31, 2008, 2007, and 2006  is as follows:

	Years ended March 31,
	2008	2007	2006
Beginning balance	$90	111	310
Warranty expense	152	67	475
Warranty claims	(105)	(88)	(674)
Ending balance	$137	90	111

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

(5)  Debt

The maturity date of the revolving credit agreement with the Company’s institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of the Company’s key assets including receivables, inventory, investments, demand deposit accounts maintained with the Company’s lender, and 65% of the voting stock of the Company’s Honduran subsidiary and requires the Company to maintain certain financial ratios.  The Company’s Honduran subsidiary is no longer a borrower under the loan agreement.   As of March 31, 2008, the Company had no borrowings on this credit agreement and the full $6 million is available.  As of March 31, 2007, the Company had $3.0 million in outstanding borrowings, of which $1.0 million was recorded as current portion of long-term debt and $2.0 million was recorded as long-term debt, less current portion.

The Company has no off-balance sheet arrangements and no debt relationships other than noted above.

(6)  Income Taxes

The Company's effective income tax rate was (45.9)%, 14.3% and 29.9% for the years ended March 31, 2008, 2007, and 2006, respectively. The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

As of April 1, 2007, the Company adopted FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  As a result of implementing FIN 48, we did not recognize any cumulative effect adjustment impacting retained earnings as of the beginning of fiscal 2008.

As of April 1, 2007, there are no unrecognized tax benefits and no accrued interest and penalties.  As of March 31, 2008, the Company has unrecognized tax benefits of $12, accrued interest of $4, and there are no accrued penalties.  After adoption of FIN 48, the Company’s policy is to recognize interest and penalties in the provision for income taxes.

The Company files U.S. Federal and Florida income tax returns.  The Company has concluded an audit on all U.S. federal income tax matters through the fiscal 2004 year.  Federal income tax returns for fiscal years 2005 through 2008 and state income tax returns for fiscal years 2005 through 2008 have not been audited.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$44	90
Inventories, principally due to a different cost basis for financial reporting purposes and additional costs inventoried for tax purposes	1,224	815
Stock-based compensation	91	36
Accrued expenses	156	138
Intangible Assets, principally due to differences in amortization	20
Total gross deferred tax assets	1,535	1,079

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(57)	(139)
Prepaid expenses	(69)	(80)
Total gross deferred tax liability	(126)	(219)
Net deferred tax assets	$1,409	860

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

Net deferred tax assets included in the accompanying consolidated balance sheets as of March 31, 2008 and 2007 are as follows:

	2008	2007
Deferred income taxes, current asset	$1,446	999
Deferred income taxes, noncurrent liability	(37)	(139)
	$1,409	860

Management assesses the likelihood that the deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible.  Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the Company will realize the benefits of these deductible differences at March 31, 2008.

Income tax (benefit) expense for the years ended March 31, 2008, 2007, and 2006 consists of:

	2008	2007	2006
Current:
Federal	$404	825	1,070
State	33	68	47
	437	893	1,117
Deferred:
Federal	(518)	(601)	(366)
State	(31)	(48)	(5)
	(549)	(649)	(371)
	$(112)	244	746

Income tax (benefit) expense for the years ended March 31, 2008, 2007 and 2006 differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

	2008	2007	2006
Computed expected tax expense	$83	580	849
Increase (reduction) in income taxes resulting from:
Foreign earnings for which no income taxes have been provided	(233)	(256)	(47)

State income taxes, net of Federal income tax effect	1	13	28
Incentive stock options	42	-
Domestic production activities deduction	(25)	(60)	-
Provision for uncertain tax positions	16	-	(83)
Other	4	(33)	(1)
	$(112)	244	746

The operating results of the foreign manufacturing subsidiary are not subject to foreign tax as it is operating under an indefinite tax holiday granted on January 7, 2002 by the Honduran Secretary of Industry and Commerce.  Prior to January 7, 2002, the subsidiary operated under a 20-year tax holiday.  The foreign operations generated income of approximately $686 in 2008, $708 in 2007, and $1,147 in 2006.  In March 2007, the Company determined that during fiscal years March 31, 2005 and 2006 it had inadvertently triggered additional U.S. taxable income and an income tax liability due to its borrowings under the Company’s joint line of credit with its Honduran subsidiary.  In April 2007, the Company filed amended income tax returns and paid additional income taxes for the years ended March 31, 2005 and 2006.  In June 2007, the Company filed restated financial statements with the SEC.  As of March 31, 2007 no income taxes have been provided on the $686 of Honduran earnings in fiscal 2008, $708 of Honduras earnings in fiscal 2007 and $251 of Honduras earnings in the fourth quarter of fiscal 2006.

The total amount of undistributed earnings of the foreign subsidiary for income tax purposes was approximately $1,645 as of March 31, 2008.  It is the Company's intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company.  It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

(7) Stock Options and Grants

The Company has adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards of Company common stock (the “Plans”). Employee stock options generally vest over a three-year period and as of March 31, 2008 Director stock options also vest over a three year period. Director stock options granted prior to March 31, 2008 vested over a two year period. The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant. For any participant owning stock representing more than 10% of the voting power of all classes of Company stock, the exercise price will not be less than 110% of the fair market value of the shares on the date of grant. The term of options may not exceed ten years. Except in highly unusual circumstances, non-qualified stock options will be granted at the fair market value on the date of grant.

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

On March 24, 2000, the Company's Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 136,500 remain available for awards as of March 31, 2008.

The table below summarizes activity in the Plans for the fiscal years ended March 31, 2008, 2007, and 2006:

				Aggregate(1)	Weighted	Weighted
	Shares			intrinsic	average	average
	available	Restricted	Options	value	exercise	remaining
	for grant	Stock	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2005	643,850		680,852		$ 7.27
Options granted	(40,000)		40,000		$ 6.72
Options canceled	-		(126,667)		$ 5.90
Options exercised	-		(53,274)	$ 147	$ 4.23
Balance as of March 31, 2006	603,850		540,911	$ 745	$ 7.86	5.05
Options expired	(150,000)		-		$ 5.13
Options granted	(50,000)		50,000		$ 5.17	9.67
Restricted stock grants	(23,370)	23,370	-
Options canceled	-		(235,976)		$ 5.59
Restricted stock forfeited	23,370	(23,370)	-
Options exercised	-	-	(10,000)	$ 13	$ 5.17
Balance as of March 31, 2007	403,850	-	344,935	$ 107	$ 9.10	7.44
Options granted	(444,700)		444,700		$ 3.27	9.74
Options canceled	177,350		(25,683)		$11.69
Options exercised	-		(2,000)	$ 3	$ 1.80
Balance as of March 31, 2008	136,500	-	761,952	$ 34	$ 5.63	8.35
Exercisable as of March 31, 2008			297,252	$ 34	$ 9.17	6.38
_______________________________
Footnote:
(1)  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.27 as of March 31, 2006, $4.92 as of March 31, 2007and $2.85 as of March 31, 2008 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

In April 2006, the Company granted a total of 23,370 shares of restricted stock to eleven members of its senior management team as stock awards under the Company’s 2000 Long Term Incentive Plan.  Each stock award was limited in amount at the time of grant to 25% of the grantee’s target incentive bonus for the Company’s 2007 fiscal year.  Under the terms of these restricted stock awards, the grantee had to be an active employee on April 30, 2007 and achieve a performance condition that was based upon certain gross profit margin targets that the Company established for the year ended March 31, 2007.  As of March 31, 2007, none of the performance targets were met and, as a result, all 23,370 shares granted under these stock awards were forfeited and the shares cancelled.

The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2008, 2007, and 2006   was $4.13 per share, $3.75 per share, and $5.00 per share, respectively.  The total intrinsic value of options exercised during the fiscal years ended March 31, 2008, 2007, and 2006 was $3, $13, and $147, respectively.

As of March 31, 2008, there was $866 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.3years.  The total fair value of stock options vested during the fiscal years ended March 31, 2008, 2007, and 2006 was $153, $118, and $1.7 million, respectively.

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

The per share weighted average exercise price of stock options granted during 2008, 2007, and 2006 was $3.27, $5.17, and $6.72, respectively, on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Years Ended March 31,
	2008	2007	2006
Expected dividend yield	1.78-2.29%	1.12-1.32%	1.19%
Risk free interest rate	2.88-4.65%	4.76-5.05%	4.32-4.79%
Expected volatility	79.00-87.05%	88.29-90.36%	96.34%
Expected life	7.34-8.40years	6.46-7.19 years	6.42 years

As of March 31, 2008, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of outstanding as of March 31, 2008	Weighted average remaining contractual life(years)	Weighted average exercise price	Number exercisable as of March 31, 2008	Weighted average exercise price
$1.50 - 1.63	9,117	2.6	$1.56	9,117	$1.56
$1.64 - 1.80	20,335	4.0	1.75	20,335	1.75
$1.81 - 4.87	454,700	9.6	3.30	15,000	4.53
$4.88 - 5.17	60,000	8.2	5.02	40,000	5.06
$5.18 - 8.30	50,000	7.7	7.27	45,000	7.41
$8.31 - 12.34	167,800	6.0	12.34	167,800	12.34
	761,952	8.4	$5.63	297,252	$9.16

The Company has also reserved 32,667 shares of its common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue.  There were no such shares issued during the years ended March 31, 2008, 2007, or 2006.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
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

The Company's subsidiary leases its operating facility in Honduras.  The initial operating lease was for five years through February 2002, and since then, has been extended on a yearly basis through March 2009.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2008 are:

Year ending March 31,
2009	$217
2010	35
2011	35
Thereafter	15
Total minimum lease payments	$302

Rental expense for all operating leases was approximately $261 in 2008, $254 in 2007, and $275 in 2006.

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

	Years ended March 31,
	(In thousands)
Customer	2008	2007	2006
U.S. Military (direct sales)	$6,400	3,623	6,110
DRS Technologies, Inc., a U.S. Government Prime Contractor	6,986	7,000	6,425
Total revenues for major customers	$13,386	10,623	12,535

Exports:
Africa	$1	2	-
Australia	1	9	1
Canada	62	243	24
Europe	1,921	2,866	2,080
Far East	2,189	5,146	10,598
Mexico	526	639	556
Middle East	17	29	3
South America	13	22	583
Total exports	$4,730	8,956	13,845

(10)  Benefit Plan

The Company's 401(k) plan covers all employees with three months of service who are at least 21 years old.  The Company matches employee contributions dollar-for-dollar up to $400.  Total Company contributions were approximately $23 in 2008, $30 in 2007, and $27 in 2006.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

(11)  Litigation

On December 29, 2006, the Company entered into a Settlement Agreement with Tower Manufacturing Corporation (“Tower”).  Under the Settlement Agreement, the civil actions filed by both the Company and Tower, including Fedders Corporation, were dismissed. Under the terms of the Settlement Agreement, Tower agreed to pay $3.2 million over a two year period. The settlement is included in other income in the fiscal 2007 consolidated statement of operations.  The Company and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against the Company in the Central District of California alleging that the Company’s United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. The Company had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  On April 11, 2007, the Company filed a counterclaim against ELE  asserting that the patent is valid, that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent. The Company is also seeking monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies the Company’s Fire Shield® technology for cord fire prevention. The Company filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where the Company is headquartered.  On May 18, 2007, Judge R. Gary Klausner granted the Company’s motion and transferred the action to the Middle District of Florida.  The Company is vigorously pursuing its claim of patent infringement against ELE in this new venue.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows

(12)  Stock Repurchase Plan

On December 9, 1999, the Company’s board of directors approved a plan for the Company to buy back up to 500,000 shares of the Company stock on the open market.  Through the year ended March 31, 2008, the Company had repurchased 21,500 shares at a cost of $40.  On June 28, 2006, the Company's board of directors terminated the Company's stock repurchase program.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

(13)  Selected Quarterly Financial Data (Unaudited)

Information (unaudited) related to operating revenue, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2008 and 2007 are:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended March 31, 2008:
Revenues	$9,658	9,259	9,239	9,004
Gross profit	2,840	2,854	2,633	933
Income (loss) from operations	686	519	376	(1,444)
Net income (loss)	483	401	356	(884)
Basic earnings (loss) per share	.08	.07	.06	(.15)
Diluted earnings (loss) per share	.08	.07	.06	(.15)

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended March 31 2007:
Revenues	$10,615	9,705	8,818	8,854
Gross profit	2,429	1,966	2,363	1,865
Income (loss) from operations	64	(421)	10	(1,029)
Net income (loss)	20	(431)	2,389	(495)
Basic earnings (loss) per share	0.00	(0.07)	0.41	(0.08)
Diluted earnings (loss) per share	0.00	(0.07)	0.40	(0.08)

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

The common stock issued was valued at $6.72 per share based on the average of the closing prices during the 5 trading days surrounding the April 26, 2006 announcement of the acquisition.  An additional 22,148 shares of common stock have been issued on a contingent basis and are being held in escrow to be earned and released from escrow if post-acquisition sales of acquired RV products reach agreed upon targets through April 2009.  If all 22,148 contingent shares are earned, their value, based on the $6.72 average market value, would be $149.  The value of these shares will be calculated and added to the cost of the acquisition at the time they are earned and the value of the intangible assets will increase accordingly at such time.  As of March 31, 2008 no contingent shares have been earned.  The purchase price was allocated as follows:

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2008, 2007, and 2006
(In thousands, except share data)

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

Total amortization expense related to the above for the fiscal year ended March 31, 2008 was $60.  It is estimated that amortization expense related to these intangible assets will amount to $59 for fiscal 2009 thru 2011, $58 for 2012 thru 2015, and $55 for 2016 and beyond.

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

(15)  Accrued Business Restructuring

In the fourth quarter of fiscal 2007, the Company recorded $138 of restructuring charges related to a reduction in workforce of 13 people representing approximately 12% of the U.S. workforce.  The charge included separation pay, severance pay, benefits payments and associated payroll taxes.  The workforce reduction was implemented to adjust the cost structure of the business to improve the Company’s competitive position.  The Company has experienced a significant decline in its RAC revenues necessitating reductions in costs.  Terminated employees with more than one year of service received severance benefits.

The following table summarizes the activity in the business restructuring accrual for fiscal 2007 and 2008:

Beginning balance as of April 1, 2006	$-
Additions to accrual in March 2007	138
Less payments made in fiscal 2007	(25)
Ending balance as of March 31, 2007	$113
Less payments made in fiscal 2008	113
Ending balance as of March 31, 2008	-

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Schedule II

Valuation and Qualifying Accounts

Years ended March 31, 2008, 2007 and 2006
(In thousands, except share data)

		Additions
	Balance at	Charges to	Charged to		Balance
	beginning	costs	other	Deductions	at end of
Description	of period	and expense	accounts	(1)	period
Allowance for doubtful accounts:
Year ended March 31, 2008	$273	69	-	219	123

Year ended March 31, 2007	$78	261	-	66	273

Year ended March 31, 2006	172	38	-	131	78

(1) Write-offs, net of recoveries