Form 10-Q
period 2008-06-30
TECHNOLOGY RESEARCH CORP
filed 2008-08-13
CIK 741556

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definitions of “accelerated filer, “large accelerated filer” and “smaller  reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
ASSETS	2008	2008
Current assets:
Cash and cash equivalents	$1,597	2,132
Short-term investments	2,489	1,495
Trade and other accounts receivable, net of allowance for doubtful
accounts of $131 at June 30, 2008 and $123 at March 31, 2008	5,435	6,573
Other receivable - current portion	881	869
Income taxes receivable	100	197
Inventories	7,935	7,788
Deferred income taxes	1,494	1,446
Prepaid expenses and other current assets	371	258
Total current assets	20,302	20,758

Property, plant and equipment, net of accumulated depreciation of
$11,900 at June 30, 2008 and $11,604 at March 31, 2008	3,532	3,684

Intangible asset, net of accumulated amortization of $134 at June 30, 2008 and $119 at March 31, 2008	449	463
Other assets	37	45
Total assets	$24,320	24,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$2,809	3,111
Accrued expenses	1,426	1,781
Accrued dividends	132	132

Total current liabilities	4,367	5,024

Deferred income taxes	12	37
Total liabilities	4,379	5,061

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares
authorized, 5,912,328 shares issued and
5,890,828 shares outstanding	3,015	3,015
Additional paid-in capital	9,680	9,568
Retained earnings	7,286	7,346
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	19,941	19,889
Total liabilities and stockholders' equity	$24,320	24,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)
Three Months Ended June 30,
	2008	2007
Revenues:
Commercial	$5,643	5,905
Military	2,988	3,753
Total revenues	8,631	9,658
Cost of sales	6,097	6,818
Gross profit	2,534	2,840

Operating expenses:
Selling and marketing	687	736
General and administrative	1,247	986
Research and development	537	432
Total operating expenses	2,471	2,154
Income from operations	63	686

Other income (expense):
Other income, net	18	54
Interest expense	-	(55)
Other income (expense), net	18	(1)
Income before income taxes	81	685
Income tax expense	23	202
Net income	$58	483

Earnings per share - basic	$0.01	0.08

Earnings per share - diluted	$0.01	0.08

Shares outstanding - basic	5,890,828	5,888,828

Shares outstanding – diluted	5,903,215	5,910,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands) Three Months Ended June 30,

	2008	2007
Cash flows from operating activities:
Net income	$58	483
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Accretion of interest on short-term investments	(7)	(5)
Change in allowance for doubtful accounts	8	5
Accretion of interest on note receivable	(12)	(17)
Depreciation	299	319
Amortization of intangible assets	15	16
Stock compensation expense	112	34
Deferred income taxes	(73)	(54)
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,130	54
Inventories	(147)	382
Prepaid expenses and other current assets	(113)	(24)
Other assets	8	-
Trade accounts payable	(302)	(198)
Accrued expenses	(355)	(177)
Income taxes receivable	97	(838)
Net cash provided by (used in) operating activities	718	(20)
Cash flows from investing activities:
Maturities of short-term investments	500	500
Purchase of short-term investments	(1,487)	-
Purchases of property and equipment	(148)	(83)
Net cash ( used in) provided by investing activities	(1,135)	417
Cash flows from financing activities:
Repayments of short-term debt	-	(1,000)
Cash dividends paid	(118)	(117)
Net cash used in financing activities	(118)	(1,117)
Net decrease in cash and cash equivalents	(535)	(720)
Cash and cash equivalents at beginning of period	2,132	3,471
Cash and cash equivalents at end of period	$1,597	2,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2008.  Operating results for the three-month period ended June 30, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2009.

The information furnished reflects, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial results for the interim periods presented.

2.  Earnings Per Share:

 Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.

Diluted earnings per share have been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.  The weighted average common and common equivalent shares outstanding have been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised at the average market price of the period, with the proceeds being used to buy shares from the market (i.e. treasury stock method).

The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended June 30,

	2008	2007
Net income	$58	483

Weighted average shares outstanding - basic	5,890,828	5,888,828
Dilutive common shares issuable upon exercise of stock options	12,387	21,225

Weighted average shares outstanding - diluted	5,903,215	5,910,053

Earnings per common share:
Basic	$0.01	0.08
Diluted	$0.01	0.08

For the three-month period ended June 30, 2008, options to purchase 734,500 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month period ended June 30, 2007, options to purchase 311,900 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.

3.  Short-term Investments:

The value of short-term investments totaled $2,489 as of June 30, 2008, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $2,486.  As of March 31, 2008, the value of short-term investments totaled $1,495, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $1,492.  The Company considers its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

Inventories consist of the following:

June 30, 2008		March 31, 2008

Raw materials	$5573	4,976
Work-in-process	533	663
Finished goods	1,829	2,149
Total	$7,935	7,788

5.  Warranty:

The Company generally provides a one year warranty period for all of its products.   The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the three months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,

	2008	2007
Beginning balance	$137	90
Warranty expense	27	84
Warranty claims	(27)	(29)
Ending balance	$137	145

6.  Debt:

The maturity date of the revolving credit agreement with the Company’s institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of the Company’s key assets including receivables, inventory, investments, demand deposit accounts maintained with the Company’s lender, and 65% of the voting stock of the Company’s Honduran subsidiary and requires the Company to maintain certain financial ratios.   As of June 30, 2008 and March 31, 2008, the Company had no borrowings on this credit agreement and the full $6.0 million is available.

7.  Income taxes:

The Company's effective income tax rate was 28.4% and 29.5% for the three months ended June 30, 2008 and 2007, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the corporate effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

As of April 1, 2007, the Company adopted FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon settlement.  As a result of implementing FIN 48, the Company did not recognize any cumulative effect adjustment impacting retained earnings as of the beginning of fiscal 2008.

As of April 1, 2008, the Company has unrecognized tax benefits of $12, accrued interest of $4, and there are no accrued penalties. As of June 30, 2008, the Company has unrecognized tax benefits of $13, accrued interest of $5, and there are no accrued penalties.  After adoption of FIN 48, the Company’s policy is to recognize interest and penalties in the provision for income taxes.

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

Prior to fiscal year ended March 31, 2007 following the principles of APB 25, no compensation expense was recognized in earnings for the Company’s stock options, except for the acceleration of vesting of stock options for a former officer of the Company in September 2005 and reflected in the financial results for the fiscal year ended March 31, 2006.  The pro forma effects on net income and earnings per share resulting from the stock options were disclosed in a footnote to the financial statements.  Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS 123R using the modified prospective transition method.  Under this method, prior periods are not restated to reflect the impact of SFAS 123R.  Under SFAS 123R, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The Company adopted the Black Scholes model to estimate the fair value of stock options.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Statements of Operations.

The implementation of SFAS 123R had no impact on the Company’s cash position.  Stock compensation expense of $112 and $34, respectively, resulting from the implementation of SFAS 123R was included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007. The consolidated statements of cash flows for the three months ended June 30, 2008 and 2007, include adjustments to reconcile net income to net cash provided by operating activities of $112 and $34, respectively, due to this non-cash stock compensation expense.

Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended June 30, 2008 and 2007 was zero.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

Stock Option Plans

The Company has adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards of Company common stock (the “Plans”).  Employee stock options generally vested over a three year period and, until March 2008, director stock options vested over a two year period.  Beginning in March 2008 when directors were granted stock options for the fiscal 2009 year, the director options also vest over a three- year period. The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of Company stock, the exercise price will not be less than 110% of the fair market value of the shares of common stock on the date of grant.  The term of stock options may not exceed ten years.  Non-qualified stock options will be granted at the fair market value on the date of grant.

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

On March 24, 2000, the Company' Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by the Company's stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors.  A total of 1.1 million shares of common stock have been reserved for issuance under the 2000 Long Term Incentive Plan, of which 105,250 shares remain available for awards as of June 30, 2008.

    On June 24, 2008, subject to stockholder approval, the Company’s Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan.  At the 2008 annual stockholders meeting which will take place in August 2008, stockholders will be asked to approve an amended and restated plan reflecting amendments approved by the Board.  The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors. A total of 0.5 million additional shares of common stock will be reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan if such plan is approved by stockholders.

The table below summarizes stock option activity in the Plans from April 1 through June 30, 2008:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2008	136,500	761,952	$34	$5.63	8.35
Options authorized	-	-		-	-
Options expired	-	-		-	-
Options granted	(40,000)	40,000		$2.99	9.81
Options canceled	8,750	(8,750)		-	-
Options exercised	-	-		-	-
Balance as of June 30, 2008	105,250	793,202	$26	$5.44	8.22
Exercisable as of June 30, 2008		302,002	$26	$8.90	6.27
_________________
Footnote:
1  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.85 as of March 31, 2008 and of $2.59 as of June 30, 2008 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

The weighted average grant date fair value of options granted during the three months ended June 30, 2008 and 2007 was $2.99 per share and zero per share, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was zero.

As of June 30, 2008, there was $829 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.27 years.  The total fair value of stock options vested during the three months ended June 30, 2008 and 2007 was $36 and $35, respectively.

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

The assumptions used to value stock option grants for the three months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,

	2008	2007
Expected dividend yield	2.25%	N/A
Risk free interest rate	3.15%	N/A
Expected volatility	80.51%	N/A
Expected life	7.38 years	N/A

 9.  Litigation

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against the Company in the Central District of California alleging that the Company’s United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  The Company had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  On April 11, 2007 the Company filed a counterclaim against ELE asserting that the patent is valid and that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent.  The Company is also seeking monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies the Company’s Fire Shield® technology for cord fire prevention.  The Company filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where the Company is headquartered.  On May 18, 2007, Judge R. Gary Klausner granted the Company’s motion and transferred the action to the Middle District of Florida.

On August 4, 2008, Technology Research Corporation (“TRC”) entered into a Settlement Agreement with Shanghai ELE  Manufacturing Corporation (“ELE”).  Under the Settlement Agreement, the civil actions filed by both TRC and ELE are to be dismissed.  The parties have agreed to make payments to each other for sales of products made prior to July 1, 2008, thereby resulting in TRC receiving a net payment from ELE as part of the terms of the confidential Settlement Agreement.  ELE and TRC also agreed to enter into a cross-licensing arrangement for TRC’s ‘337 patent and ELE’s Chinese patents Nos. ZL200420096315.2, ZL 200520118736.5 and ZL200520118737.X for the period such patents remain valid and enforceable. Under this licensing arrangement, TRC will be receiving royalty payments for periods beginning after June 30, 2008, based on the number of designated ELE Leakage Current Detector Interrupter Products sold.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows.

10.  New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued delaying the effective date of FASB Statement No. 157 until fiscal years beginning after November 15, 2008 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually). The partial adoption of SFAS No. 157 had no material effect on the Company’s financial condition, results of operations or cash flows.
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  The Company adopted the provisions of EITF No. 06-03 for the fiscal year beginning April 1, 2007, electing the net basis of reporting.  The implementation of EITF No. 06-03 did not have a material impact on the Company’s fiscal 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. generally accepted accounting principles. SFAS 159 first became effective as of April 1, 2008. The implementation of SFAS 159 did not have a material impact on the Company’s consolidated financial statements as we have not adopted the fair value option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently reviewing SFAS 141R’s requirements and is assessing the impact SFAS 141R may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No.160).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of June 30, 2008 and March 31, 2008, the Company did not have any minority interests.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

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

 The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking.  Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures.  Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our last filed Annual Report on Form 10-K for the fiscal year ended March 31, 2008, our quarterly reports on Form 10-Q, and our current reports on Form 8-K.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us.  We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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

Revenues were $8.6 million in the first quarter of fiscal 2009, compared with $9.7 million reported in the same quarter last year, a decrease of 10.6%. Net income for the first fiscal quarter ended June 30, 2008 was $0.1 million compared with net income of $0.5 million for the first quarter of last year.  Diluted earnings  per share is $0.01 for the quarter ended June 30, 2008 compared with diluted earnings per share of $0.08 for last year’s first quarter.

Quarter-to-quarter comparisons show that our Military revenues decreased $0.8 million, primarily due to delays in obtaining Congressional approval of the Emergency Supplemental Spending Bill. Commercial revenues decreased $0.3 due primarily to the continuing decline in room air conditioner (“RAC”) revenue due to competition from off-shore, low-cost manufacturers.   The decline in revenues along with an increase in operating expenses partially offset by lower income taxes led to the decline in net income.

RESULTS OF OPERATIONS

Revenues for the first quarter ended June 30, 2008 were $8.6 million compared to $9.7 million reported in the same quarter last year, a decrease of 10.6%.  Military revenues decreased by $0.8 million while commercial revenues, which includes RAC revenues, decreased by $0.3 million.  The decrease in RAC revenues was mainly due to competition from off-shore, low-cost manufacturers.

Gross profit decreased $0.3 million, or 10.8%, to $2.5 million for the quarter ended June 30, 2008, due primarily to the overall decline in revenue.

Selling and marketing expense of $0.7 million, or 8.0% of revenues, was unchanged for the quarter ended June 30, 2008. As a percentage of revenues, selling and marketing expense increased 0.4% from the 7.6% of revenues for the first quarter of last year.  This increase in selling and marketing expense as a percent of revenue was primarily due to the reduction in revenues in the first quarter of the current year compared with the first quarter of the prior year.

General and administrative expense of $1.2 million, or 14.4% of revenues for the quarter ended June 30, 2008, increased from $1.0 million, or 10.2% of revenues for the quarter ended June 30, 2007.  The increase of $0.3 million in the first quarter of fiscal 2009 is primarily due to higher professional fees related to the ELE patent litigation, recruiting costs for the new Vice President of Operations, and higher Board of Directors expenses, partially offset by lower bonuses.   The 4.2% increase in general and administrative expense as a percent of revenues in the first quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 primarily results from the higher expenses detailed above and to the lower revenue for the current period.

Research and development expense was $0.5 million, or 6.2% of revenues, for the quarter ended June 30, 2008, an increase of $0.1 million from $0.4 million or 4.5% of revenue for the first quarter of fiscal 2008.  The increase is mainly attributable to higher compensation and consulting related expenses as we improve our engineering expertise.

Other income (expense) was $18 thousand of income for the quarter ended June 30, 2008, compared with $1 thousand of expense for the same quarter last year.

Income tax expense was $0 million of expense for the quarter ended June 30, 2008, compared with an expense of $0.2 million for the three months ended June 30, 2007.   Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS No.109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

Net income for the quarter ended June 30, 2008 was $0.1 million, compared to $0.5 million in the same quarter last year.  The basic and diluted earnings per share was $0.01 for the quarter ended June 30, 2008, compared to a basic and diluted earnings per share of $0.08 for the same quarter last year.    Net income for the three month period ended June 30, 2008 decreased $0.4 million compared to the prior year principally due to lower gross profit on lower revenue, higher operating expenses primarily due to higher general and administrative expense and reduced income taxes on the lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased from $2.1 million as of March 31, 2008 to $1.6 million as of June 30, 2008.  Cash provided by operating activities was $0.7 million, cash used in investing activities was $1.1 million and cash used in financing activities was $0.1 million resulting in a total decrease in cash of $0.5 million for the three-month period ended June 30, 2008.

Cash provided by operating activities primarily resulted from a decrease in trade accounts receivable of $1.1 million and depreciation of $0.3 million, partially offset by a decrease in trade accounts payable of $0.3 million, and a decrease in accrued expenses of $0.4 million.  The decrease in accounts receivable was primarily due to improved collections from customers.   The decrease in trade accounts payable was principally due to bringing our balances with vendors to a more current position.  The decrease in accrued expenses was primarily due to payment of year-end bonuses.

Cash used in investing activities was principally due to purchase of short-term investments in excess of maturing investments.

Cash used in financing activities was due to the payment of quarterly dividends.

The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of the Company’s key assets including receivables, inventory, investments, demand deposit accounts maintained with the Company’s lender, and 65% of the voting stock of our Honduran subsidiary, and requires us to maintain certain financial ratios.   As of June 30, 2008 and March 31, 2008, we had no borrowings on this credit agreement.

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

NEW ACCOUNTING STANDARDS
    In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued delaying the effective date of FASB Statement No. 157 until fiscal years beginning after November 15, 2008 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually). The partial adoption of SFAS No. 157 had no material effect on our financial condition, results of operations or cash flows.

    In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  We adopted the provisions of EITF No. 06-03 for the fiscal year beginning April 1, 2007, electing the net basis of reporting.  The implementation of EITF No. 06-03 did not have a material impact on our fiscal 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. Generally Accepted Accounting Principles.  SFAS No. 159 became effective as of April 1, 2008.  The implementation of SFAS No. 159 did not have a material impact on our consolidated financial statements as we have not adopted the fair value option.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No.160).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of June 30, 2008 and March 31, 2008, we did not have any minority interests.  The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact of adoption, if any, on our financial position, results of operations or cash flows.

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

 We may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (non-standard products)  or fall outside the scope of  SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, we record revenue under a units-of-delivery model with revenues and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, we record revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenues.  We have not experienced past losses on government contracts, and currently, we do not have any transactions being accounted for within the scope of SOP 81-1.

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

 Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It is our intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, prior to fiscal year 2005, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of our foreign subsidiary are paid to us as dividends.  We apply the Comparable Profits Method for transfer pricing to determine the amounts our subsidiary charges to the parent.

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

           As of June 30, 2008, we had no debt.  If we borrow, our loans are subject to changes in interest rates.  The rate of interest is based on either the lender’s prime rate or on the 30-day LIBOR rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $40 thousand on an annual basis.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.   On April 11,2007 we filed a counterclaim against ELE asserting that the patent is valid, and that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent. We are also seeking monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies our Fire Shield® technology for cord fire prevention. We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered. On May 18, 2007, Judge R. Gary Klausner granted our motion and transferred the action to the Middle District of Florida.

    On August 4, 2008, we entered into a Settlement Agreement with Shanghai ELE Manufacturing Corporation (“ELE”).  Under the Settlement Agreement, the civil actions filed by both us and ELE are to be dismissed.  The parties have agreed to make payments to each other for sales of products made prior to July 1, 2008, thereby resulting in our receiving a net payment from ELE as part of the terms of the confidential Settlement Agreement.  The two parties also agreed to enter into a cross-licensing arrangement for our ‘337 patent and ELE’s Chinese patents Nos. ZL200420096315.2, ZL 200520118736.5 and ZL200520118737.X for the period such patents remain valid and enforceable. Under this licensing arrangement, we will be receiving royalty payments for periods beginning after June 30, 2008, based on the number of designated ELE Leakage Current Detector Interrupter Products sold.

We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

Item 1A.  Risk Factors.

Stockholders and investors should carefully consider the risk factors described below, together with the other information contained in this Form 10-Q, before making any investment decision with respect to our securities.  The risks and uncertainties described below are not the only ones we face.  If any of the following risks occur, our business, financial condition, or results of operation could be significantly impacted and the trading price of our common stock could decline:

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

    Adverse changes in the operations of global manufacturing facilities.  We manufacture a significant number of products in Honduras and obtain a significant proportion of the raw materials and sub-assembly components used in the manufacturing of our products outside the United States.  International operations are subject to risks including, among others:

 labor unrest;
            political instability;
            lack of developed infrastructure;
 longer payment cycles and greater difficulty in collecting accounts;
 import and export duties and quotas;
 changes in domestic and international customs and tariffs;
 unexpected changes in regulatory environments;
 difficulty in complying with a variety of foreign laws;
 difficulty in obtaining distribution and support;
 potentially adverse tax consequences; and
            changes in exchange rates between the U.S. dollar and the foreign currency.

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

    Our design and manufacture of products for sale to the United States military, combined with our international supply chain,  subjects us to certain governmental regulations, such as the International Traffic in Arms Regulations ("ITAR").  Certain of our products that we sell to the United States military are subject to ITAR, which is administered by the U.S. Department of State. ITAR regulates the export of related technical data and defense services as well as foreign production.  Given the current global political climate, there is increased focus by regulators and companies such as ours on ITAR and the actions that it regulates.  We are currently enhancing our ITAR controls and implementing improvements in our internal compliance program.  As we implement these enhancements and improvements, we are addressing certain of our business practices, which could lead to an increase in our costs.  Also, if we discover issues that are sufficiently material, the U.S. Department of State could impose fines on us, investigate our business practices or impose other remedies upon us which could have a material adverse effect on our business.  Furthermore, the conduct and resolution of any such issues that are sufficiently material could be time consuming, expensive and distracting from the conduct of our business.  In addition, if our ITAR-related enhancements and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our operating results.

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

    Volatility of our stock price.  In recent years, the price of our common stock has fluctuated greatly.  The price of our common stock could continue to be volatile and fluctuate in response to a variety of factors including, but not limited to, the following:

 general and global economic fluctuation;
 quarter-to-quarter variations in our operating results;
 material differences in revenue or earnings from levels expected by investors;
 announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products;
 development in, or claims relating to, patent or other proprietary rights;
 success or failure of our new and existing products;
 disruptions with key customers or suppliers; or
 political, economic or environmental events occurring globally.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results.  As of the date of the filing of this first quarter Form 10-Q, there are no changes to these Risk Factors of which we are aware.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TECHNOLOGY RESEARCH CORPORATION

August 13, 2008	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2008	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)