Form 10-Q
period 2008-09-30
TECHNOLOGY RESEARCH CORP
filed 2008-11-14
CIK 741556

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2008

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No .

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   No ☑

FORM 10-Q

Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
ASSETS	2008	2008
Current assets:
Cash and cash equivalents	$1,507	2,132
Short-term investments	3,992	1,495
Trade and other accounts receivable, net of allowance for doubtful
accounts of $87 at September 30, 2008 and $123 at March 31, 2008	5,207	6,573
Other receivable	892	869
Income taxes receivable	721	197
Inventories	7,915	7,788
Deferred income taxes	659	1,446
Prepaid expenses and other current assets	220	258
Total current assets	21,113	20,758

Property, plant and equipment, net of accumulated depreciation of
$12,028 and $11,604	3,400	3,684
Intangible assets, net of accumulated amortization of $143 and $119, respectively	434	463
Other assets	37	45
Total assets	$24,984	24,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$2,615	3,111
Accrued expenses	1,377	1,781
Accrued dividends	132	132
Total current liabilities	4,124	5,024

Deferred income taxes	1	37
Total liabilities	4,125	5,061

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,912,328 shares issued and 5,890,828 shares outstanding	3,015	3,015
Additional paid-in capital	9,778	9,568
Retained earnings	8,106	7,346
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	20,859	19,889
Total liabilities and stockholders' equity	$24,984	24,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

    TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

Three Months Ended September 30,			Six Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Commercial	$5,600	5,306	11,243	11,212
Military	3,697	3,953	6,685	7,705
Total revenues	9,297	9,259	17,928	18,917
Cost of sales	5,773	6,405	11,870	13,223
Gross profit	3,524	2,854	6,058	5,694

Operating expenses:
Selling and marketing	824	731	1,511	1,467
General and administrative	1,323	1,133	2,570	2,119
Research and development	593	471	1,130	903
Total operating expenses	2,740	2,335	5,211	4,489
Income from operations	784	519	847	1,205

Other income (expense):
Other income, net	362	58	380	112
Interest expense	(4)	(20)	(4)	(75)
Other income (expense), net	358	38	376	37
Income before income taxes	1,142	557	1,223	1,242
Income tax expense	204	156	227	358
Net income	$938	401	996	884

Earnings per share - basic	$0.16	0.07	0.17	0.15

Earnings per share - diluted	$0.16	0.07	0.17	0.15

Shares outstanding - basic	5,890,828	5,888,828	5,890,828	5,888,828

Shares outstanding - diluted	5,899,593	5,921,154	5,901,197	5,929,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

Six Months Ended September 30,

	2008	2007
Cash flows from operating activities:
Net income	$996	884
Adjustments to reconcile net income
to net cash provided by operating activities:
Accretion of interest on short-term investments and other receivable	(30)	(82)
Change in allowance for doubtful accounts	(36)	25
Depreciation	584	613
Accretion of interest on note receivable	(23)	-
Amortization of intangible assets	29	30
Stock compensation expense	210	84
Deferred income taxes	751	(124)
Loss on disposal of equipment	26	-

Changes in operating assets and liabilities:
Trade and other accounts receivable	1,402	1,146
Inventories	(127)	(504)
Prepaid expenses and other current assets	38	142
Other assets	8	-
Trade accounts payable	(496)	299
Accrued expenses	(404)	72
Income taxes receivable	(524)	(997)
Net cash provided by operating activities	2,404	1,588
Cash flows from investing activities:
Maturities of short-term investments	1,500	500
Purchase of short-term investments	(3,967)	(989)
Purchases of property and equipment	(325)	(129)
Net cash used in investing activities	(2,792)	(618)
Cash flows from financing activities:
Repayments of short-term and long-term debt	-	(3,000)
Cash dividends paid	(237)	(236)
Net cash used in financing activities	(237)	(3,236)
Net decrease in cash and cash equivalents	(625)	(2.266)
Cash and cash equivalents at beginning of period	2,132	3,471
Cash and cash equivalents at end of period	$1,507	1,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2008.  Operating results for the six-month period ended September 30, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2009.

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

 The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Six months ended September 30,

	2008	2007	2008	2007
Net income	$938	401	996	884

Weighted average shares outstanding - basic	5,890,828	5,888,828	5,890,828	5,888,828
Dilutive common shares issuable upon exercise of stock options	8,765	32,326	10,369	40,793

Weighted average shares outstanding - diluted	5,899,593	5,921,154	5,901,197	5,929,621

Earnings per share:
Basic	$0.16	0.07	0.17	0.15
Diluted	$0.16	0.07	0.17	0.15

 For both the three-month and six-month periods ended September 30, 2008, options to purchase 763,500 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.  For both the three-month and six-month periods ended September 30, 2007, options to purchase 311,900 shares of common stock were considered anti-dilutive for purposes of calculating earnings per share.

3.  Short-term Investments:

 The value of short-term investments totaled $3,992 as of September 30, 2008, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $3,989.  As of March 31, 2008, the value of short-term investments totaled $1,495, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $1,492.  The Company considers all of its short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

 Inventories consist of the following:

September 30, 2008		March 31, 2008

Raw materials	$5,315	4,976
Work-in-process	441	663
Finished goods	2,159	2,149
Total	$7,915	7,788

5.  Warranty:

 The Company generally provides a one year warranty period for all of its products.  The Company also provides coverage on certain of its surge products for “downstream” damage of products not manufactured by the Company.  The Company's warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in the Company's warranty liability, included in accrued expenses, for the three and six months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Six months ended September 30,

	2008	2007	2008	2007
Beginning balance	$137	145	137	90
Warranty expense	32	24	59	108
Warranty claims	(32)	(48)	(59)	(77)
Ending balance	$137	121	137	121

6.  Debt:

The maturity date of the revolving credit agreement with the Company’s institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  The Company has the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of the Company’s key assets including receivables, inventory, investments, demand deposit accounts maintained with the Company’s lender, and 65% of the voting stock of the Company’s Honduran subsidiary and requires the Company to maintain certain financial ratios.   As of September 30, 2008 and March 31, 2008, the Company had no borrowings on this credit agreement and the full $6.0 million is available.

7.  Income taxes:

 The Company's effective income tax rate was 17.9% and 28.0% for the three months ended September 30, 2008 and 2007, respectively.  For the six months ended September 30, 2008 and 2007, the Company's effective income tax rate was 18.6% and 28.8%, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the corporate effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

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

 As of April 1, 2008, the Company has unrecognized tax benefits of $12, accrued interest of $4, and there are no accrued penalties.   As of September 30, 2008, the Company has unrecognized tax benefits of $14, accrued interest of $5, and there are no accrued penalties.  After adoption of FIN 48, the Company’s policy is to recognize interest and penalties in the provision for income taxes.

 The Company files U.S. Federal and Florida income tax returns.  The Company has concluded on all U.S. federal income tax matters through the fiscal 2004 year.  Federal income tax returns for fiscal years 2005 through 2008 and state income tax returns for fiscal years 2004 through 2008 remain subject to audit.

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

 Since stock compensation expense of $210 and $84, respectively, resulting from SFAS 123R was included in earnings for the six months ended September 30, 2008 and 2007, the consolidated statements of cash flows for the six months ended September 30, 2008 and 2007, include adjustments to reconcile net income to net cash provided by operating activities of $210 and $84, respectively, due to this non-cash stock compensation expense.

 Cash received from the exercise of stock options under all share-based payment arrangements for the six months ended September 30, 2008 and 2007 was zero.  Currently, the Company expects to utilize available registered shares when share-based awards are issued.

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

 On June 24, 2008, the Company’s Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by the Company’s stockholders on August 27, 2008 at its annual meeting.  The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors of the Company. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards to officers and directors. A total of 500,000 additional shares of common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan.  A total of 1.6 million shares of common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 606,250 shares remain available for awards as of September 30, 2008.

 The table below summarizes stock option activity for the Plans from April 1 through September 30, 2008:

			Aggregate(1)	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2008	136,500	761,952	$34	$5.63	8.35
Options authorized	500,000	-		-	-
Options expired	-	-		-	-
Options granted	(40,000)	40,000		$2.99	9.56
Options canceled	9,750	(9,750)		-	-
Options exercised	-	-		-	-
Balance as of September 30, 2008	606,250	792,202	$14	$5.43	7.97
Exercisable as of September 30, 2008		301,002	$14	$8.89	6.02
_____________________________
Footnote:
1  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.85 as of March 31, 2008 and of $2.16 as of September 30, 2008 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

 The weighted average grant date fair value of options granted during the six months ended September 30, 2008 and 2007 was $2.99 per share and $3.43 per share, respectively.  The total intrinsic value of options exercised during the six months ended September 30, 2008 was zero.

 As of September 30, 2008, there was $731 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.04 years.  The total fair value of stock options vested during the six months ended September 30, 2008 and 2007 was $186 and $84, respectively.

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

 The weighted average assumptions used to value option grants for the three and six months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Six months ended September 30,

	2008	2007	2008	2007
Expected dividend yield	N/A	1.78%	2.25%	1.78%
Risk free interest rate	N/A	4.65%	3.15%	4.65%
Expected volatility	N/A	82.23%	80.51%	82.23%
Expected life	N/A	7.12 years	7.38 years	7.12 years

9.  Litigation

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against the Company in the Central District of California alleging that the Company’s United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  The Company had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  On April 11, 2007 the Company filed a counterclaim against ELE asserting that the patent is valid and that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent.  The Company also sought monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies the Company’s Fire Shield® technology for cord fire prevention.  The Company filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where the Company is headquartered.  The motion was granted and the action was transferred to the Middle District of Florida.

On August 4, 2008, Technology Research Corporation (“TRC”) entered into a Settlement Agreement with ELE.  Under the Settlement Agreement, the civil action involving TRC and ELE was dismissed and the parties entered into a cross-licensing arrangement for TRC’s ‘337 patent and ELE’s Chinese patents Nos. ZL200420096315.2, ZL 200520118736.5 and ZL200520118737.X for the period such patents remain valid and enforceable. The parties agreed to make payments to each other for sales of products made prior to July 1, 2008, thereby resulting in TRC receiving a net payment from ELE as part of the terms of the confidential Settlement Agreement. Under this licensing arrangement, TRC will be receiving royalty payments for periods beginning after June 30, 2008, based on the number of designated ELE Leakage Current Detector Interrupter Products sold.

 The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the Company's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows.

10.  Disposition of Inventory and Purchase Obligations

 On August 20, 2008, the Company received $310 from one of its contract manufacturers in full and final settlement for the disposition of 310,000 kilograms of TRC’s FireShield® cable inventory and settlement of other purchase obligations.  During the quarter ended September 30, 2008 the Company recognized a gain of $637 on the aforementioned settlement of this FireShield® cable inventory, on the satisfaction of the aforementioned purchase obligations, and on the other inventory held at the contract manufacturer.  This gain is included in cost of sales.

11.  New Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. generally accepted accounting principles.  On April 1, 2008, SFAS 159 first became effective for the Company. The implementation of SFAS 159 had no impact on the Company’s consolidated financial statements as the Company has not adopted the fair value option.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No.160).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for the Company on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of September 30, 2008 and March 31, 2008, the Company did not have any minority interests.  The adoption of SFAS No. 160 is not expected to impact the Company’s consolidated financial statements.

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

 Revenues were substantially unchanged in the second quarter of fiscal 2009 compared with the second quarter of the prior year. Gross profit improved $0.7 million over the second quarter of the prior year principally due to a favorable inventory valuation adjustment in the current quarter resulting from the disposition of inventory and settlement of purchase obligations with one of our contract manufacturers. Net income for the second fiscal quarter ended September 30, 2008 was $0.9 million compared with net income of $0.4 million for the second quarter of last year primarily due to the favorable inventory valuation adjustment, higher other income, and a lower income tax rate. Diluted earnings per share is $.16 for the quarter ended September 30, 2008 compared with diluted earnings per share of $.07 for last year’s second quarter.

 Our second quarter results reflect the favorable resolution of the disposition of inventory held with one of our contract manufacturers, the settlement of a patent litigation matter and a reduction in our tax rate due to a larger proportion of profit earned by our Honduran subsidiary.   Through the six months ended September 30, 2008, net income has improved from $0.9 million for the first six months of fiscal 2007 to net income of $1.0 million in the current fiscal year and diluted earnings for the same period has improved from $0.15 per share to $0.17 per share.

RESULTS OF OPERATIONS

Revenues for the second quarter ended September 30, 2008 and 2007 were $9.3 million. Commercial revenues, including royalties, increased by $0.3 million while military revenues decreased $0.3 million. Revenues for the six-month period ended September 30, 2008 were $17.9 million compared to $18.9 million reported in the same period of the prior year, a decrease of 5.2%.  Commercial revenues for the six months ended September 30, 2008 were unchanged from the same period last year while military revenues decreased $1.0 million.    The decrease in military revenues for the six months ended September 30, 2008 is largely due to the delay until June 30, 2008 in passage and signing of the Emergency Supplemental Spending bill.

Gross profit increased $0.7 million, or 23.5%, to $3.5 million for the quarter ended September 30, 2008 and increased $0.4 million, or 6.4%, to $6.1 million for the six months ended September 30, 2008 compared to the same periods in the prior year.  The increase in gross profit for the three and six months ended September 30, 2008 was primarily due to the $0.6 million gain on disposition of inventory and settlement of purchase obligations with one of our contract manufacturers.   Gross profit as a percentage of total revenues increased to 37.9% for the three months ended September 30, 2008 from 30.8% for the three months ended September 30, 2007.  Gross profit as a percent of revenues increased to 33.8% for the six months ended September 30, 2008 from 30.1% for the six months ended September 30, 2007. The increase in gross profit as a percentage of revenues is primarily due to the favorable inventory valuation adjustment in the current year related to the disposition of inventory and settlement of purchase obligations with one of our contract manufacturers.

Selling and marketing expense of $0.8 million, or 8.9% of revenues, for the quarter ended September 30, 2008 increased from $0.7 million or 7.9% of revenues for the quarter ended September 30, 2007.  For the six months ended September 30, 2008, selling and marketing expense of $1.5 million, or 8.4% of revenues was unchanged from $1.5 million or 7.8% of revenues compared with the prior year.

     General and administrative expense of $1.3 million, or 14.2% of revenues, for the quarter ended September 30, 2008 increased from $1.1 million, or 12.2% of revenues for the quarter ended September 30, 2007.  The increase of $0.2 million over the same quarter of the prior year is due primarily to obligations incurred from the retirement of a Company officer.  For the six months ended September 30, 2008, general and administrative expense of $2.6 million, or 14.3% of revenues, increased by $0.5 million compared to $2.1 million, or 11.2% of revenues, for the same period last year.  The $0.4 million increase over the prior year is due to the items mentioned above and to higher professional fees.

     Research and development expense of $0.6 million, or 6.4% of revenues, for the quarter ended September 30, 2008 increased by $0.1 million from the $0.5 million, or 5.1% of revenues, for the same quarter last year.  For the six months ended September 30, 2008, research and development expense was $1.1 million, or 6.3% of revenues, compared to $0.9 million, or 4.8% of revenues, for the same period last year. The increase in research and development expense from the prior year periods is primarily due to higher salary costs and consulting related expenses as we added resources to improve our engineering expertise.

Other income (expense), net was $0.4 million of income for the quarter ended September 30, 2008, compared to $38 thousand of income in the same quarter last year. For the six months ended September 30, 2008, other income  (expense) was income of $0.4 million, compared to $37 thousand of income for the same period last year. The increase in other income, net for both the quarter and six months ended September 30, 2008 was primarily due to a payment received as part of a legal settlement.

 Income tax expense was $0.2 million for both the quarter ended September 30, 2008 and September 30, 2007.  For the six months ended September 30, 2008, income tax expense was $0.2 million compared to $0.4 million for the same period last year.  Income taxes as a percent of income before income taxes was 17.9% and 18.6% for the quarter and six months ended September 30, 2008, compared with 28.0% and 28.8% for the quarter and six months ended September 30, 2007.  The reduction in the effective tax rate in fiscal 2009 is due to higher earnings of our Honduran subsidiary. Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

 Net income for the quarter ended September 30, 2008 was $0.9 million, compared to a $0.4 million in the same quarter last year.  The basic and diluted earnings per share was $0.16 for the quarter ended September 30, 2008, compared to basic and diluted earnings per share of $0.07  for the same quarter last year.  The net income for the six-month period ended September 30, 2008 was $1.0 million, compared to net income of $0.9 million for the same period in the prior year.  The basic and diluted earnings per share was $0.17 for the six-month period ended September 30, 2008, compared to basic and diluted earnings per share of $0.15 for the same period of the prior year.  The increase in net income for the three and six-month periods ended September 30, 2008, compared to comparable prior year periods, was primarily the result of the favorable inventory and purchase obligations settlement with one of our contract manufacturers, the increase in other income from the legal settlement, and the reduction in income taxes partially offset by higher operating expenses.

  LIQUIDITY AND CAPITAL RESOURCES

 Our cash and cash equivalents decreased from $2.1 million as of March 31, 2008 to $1.5 million as of September 30, 2008.  Cash provided by operating activities was $2.4 million, cash used in investing activities was $2.8 million and cash used in financing activities was $0.2 million resulting in a total decrease in cash of $0.6 million for the six-month period ended September 30, 2008.

 Cash provided by operating activities primarily resulted from net income of $1.0 million, a decrease in trade accounts receivable of $1.4 million, a decrease in deferred income taxes of $0.8 million, and depreciation of $0.6 million, partially offset by an increase in income taxes receivable of $0.5 million, a decrease in trade accounts payable of $0.5 million, and a decrease in accrued expenses of $0.4 million. The decrease in trade accounts receivable was primarily due to improved collections from customers.  The decrease in trade accounts payable was principally due to bringing our balances with vendors to a more current position.   The increase in income taxes receivable primarily reflects the tax benefit resulting from the disposition of inventory that had been written down for financial statement purposes in prior periods and to a higher proportion of income being earned by our Honduran subsidiary.  The decrease in accrued expenses was primarily due to the settlement of purchase obligations with one of our contract manufacturers.

 Cash used in investing activities was due to purchase of short-term investments in excess of maturing investments and cash used for purchases of property and equipment.

 Cash used in financing activities was due to the payment of quarterly dividends.

 The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of the Company’s key assets including receivables, inventory, investments, demand deposit accounts maintained with the Company’s lender, and 65% of the voting stock of our Honduran subsidiary, and requires us to maintain certain financial ratios.   As of September 30, 2008 and March 31, 2008, we had no borrowings on this credit agreement.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. Generally Accepted Accounting Principles.  SFAS No. 159 became effective as of April 1, 2008.  The implementation of SFAS No. 159 did not have an impact on our consolidated financial statements as we have not adopted the fair value option.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No.160).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of September 30, 2008 and March 31, 2008, we did not have any minority interests.  The adoption of SFAS No. 160 is not expected to impact our consolidated financial statements.

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

 Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  Inventory that has had no activity for long periods of time or for which management believes is no longer salable is written down to its net realizable value. The writedowns are reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining writedowns for obsolescence are required, we may need to adjust them.  At present, based on our analysis, we believe the inventory is properly valued.

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

          As of September 30, 2008, we had no debt.  If we borrow, our loans are subject to changes in interest rates.  The rate of interest is based on either the lender’s prime rate or on the 30-day LIBOR rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $40 on an annual basis.

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

Changes in Internal Control over Financial Reporting

 Further, there were no changes in our internal control over financial reporting during our first two fiscal quarters that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE. We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.   On April 11,2007 we filed a counterclaim against ELE asserting that the patent is valid, and that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe the '337 patent. We  also sought monetary damages against ELE for past infringement of the '337 patent. The '337 patent underlies our Fire Shield® technology for cord fire prevention. We filed a motion to transfer the ELE action to the United States District Court for the Middle District of Florida, where we are headquartered. The motion was granted and the action was transferred to the Middle District of Florida.

On August 4, 2008, we entered into a Settlement Agreement with ELE.  Under the Settlement Agreement, the civil action involving us and ELE was dismissed and we entered into a cross-licensing arrangement for our ‘337 patent and ELE’s Chinese patents Nos. ZL200420096315.2, ZL 200520118736.5 and ZL200520118737.X for the period such patents remain valid and enforceable. The parties agreed to make payments to each other for sales of products made prior to July 1, 2008, thereby resulting in our receiving a net payment from ELE as part of the terms of the confidential Settlement Agreement. Under this licensing arrangement, we will be receiving royalty payments for periods beginning after June 30, 2008, based on the number of designated ELE Leakage Current Detector Interrupter Products sold.
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

Unavailability and cost increases in raw materials and components.  Raw materials and components constitute a significant portion of our cost of sales.  Factors that are largely beyond our control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components.  As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum.  We have experienced increases in prices of plastic, as well as steel, aluminum and especially copper, which could continue in fiscal 2009.

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

We may face cancellations, reductions or delays in our product orders that could adversely affect our operating results.  From time to time we receive commercial orders from customers that require us to manufacture products on short notice and have such products available for shipment, even though the order may be reduced, cancelled or delayed.  Some orders may be designed to meet the unique needs of a particular customer.  As a result, changes, delays or cancellations of orders could result in an inventory of unsalable products and possible inventory write-downs that could adversely affect our operating results.

Adverse changes in the operations of global manufacturing facilities.  We manufacture a significant number of products in Honduras and obtain a significant proportion of the raw materials and sub-assembly components used in the manufacturing of our products outside the United States.  International operations are subject to risks including, among others:

 labor unrest;
 political instability;
 lack of developed infrastructure
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

Our design and manufacture of products for sale to the United States military, combined with our international supply chain, subjects us to certain governmental regulations, such as the International Traffic in Arms Regulations ("ITAR").  Certain of our products that we sell to the United States military are subject to ITAR, which is administered by the U.S. Department of State. ITAR regulates the export of related technical data and defense services as well as foreign production.  Given the current global political climate, there is increased focus by regulators and companies such as ours on ITAR and the actions that it regulates.  We are currently enhancing our ITAR controls and implementing improvements in our internal compliance program.  As we implement these enhancements and improvements, we are addressing certain of our business practices, which could lead to an increase in our costs.  In October 2008 we received approval from the U.S. government for our manufacturing license agreement between the Company and its Honduran subsidiary. Also, if we discover issues that are sufficiently material, the U.S. Department of State could impose fines on us, investigate our business practices or impose other remedies upon us which could have a material adverse effect on our business.  Furthermore, the conduct and resolution of any such issues that are sufficiently material could be time consuming, expensive and distracting from the conduct of our business.  In addition, if our ITAR-related enhancements and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our operating results.

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

Dependence on new products that are technical in nature. Our products are technical in nature and require significant engineering in order to develop. Rapid technological changes in our industry subject us to increased pressure to develop technological advances in our products. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and add additional features and adaptations of our existing products for new uses. If we are unable to develop sufficient new products to remain competitive, or if our products experience reliability problems, our business could be impacted.  Although products are tested prior to being sold, unanticipated or latent performance issues could be experienced subsequent to release. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, and additional service and warranty expenses.  Additionally, if we incur significant numbers of quality issues, we could initiate a formal product recall which could result in significant additional costs. Our failure to complete commercialization of these products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

 On August 27, 2008, the Company held its 2008 Annual Meeting of Stockholders in Clearwater, Florida.  Out of 5,890,828 shares of common stock entitled to vote at the Annual Meeting, a total of 5,014,027 shares were present in person or by proxy.  The following is a tabulation of the voting on the proposals presented as the Annual Meeting:

 Proposal 1:  The following nominees were elected as directors to serve a one-year term of office:

	Shares Voted FOR	Shares WITHHELD
Owen Farren	4,517,626	496,401
Raymond B. Wood	4,524,126	489,901
Gerry Chastelet	4,351,111	662,916
Patrick M. Murphy	4,525,426	488,601
David F. Walker	4,523,559	490,468
Raymond V. Malpocher	4,519,018	495,009
N. John Simmons, Jr.	4,518,951	495,076

 Proposal 2:  The appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending March 31, 2009 was ratified as such:

Shares Voted FOR	Shares WITHHELD	Shares ABSTAINED
4,778,689	217,181	18,156

Proposal 3:  The adoption of the Amended and Restated 2000 Long Term Incentive Plan was ratified as such:

Shares Voted FOR	Shares WITHHELD	Shares ABSTAINED
1,483,212	1,199,620	47,422

Item 5.  Other information.

Not applicable.

Item 6.  Exhibits.

Exhibit 10.1 – Settlement Agreement between Technology Research Corporation and Shanghai ELE Manufacturing Corporation. *

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

*Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

November 14, 2008	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2008	By: /s/ Barry H. Black
Barry H. Black
Chief Financial Officer
(Principal Financial and Accounting Officer)