Form 10-Q
period 2009-02-06
TECHNOLOGY RESEARCH CORP
filed 2009-02-09
CIK 741556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2008

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

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	December 31,	March 31,
ASSETS	2008	2008
Current assets:
Cash and cash equivalents	$1,131	2,132
Short-term investments	4,001	1,495
Trade and other accounts receivable, net of allowance for doubtful accounts
of $178 and $123 at December 31, 2008 and March 31, 2008, respectively	4,740	6,573
Other receivable	903	869
Income taxes receivable	791	197
Inventories	8,129	7,788
Deferred income taxes	604	1,446
Prepaid expenses and other current assets	451	258
Total current assets	20,750	20,758

Property, plant and equipment, net of accumulated depreciation of
$11,918 and $11,604 at December 31, 2008 and March 31, 2008, respectively	3,389	3,684
Intangible asset, net of accumulated amortization of $164 and $119, respectively	419	463
Deferred income taxes	55	-
Other assets	37	45
Total assets	$24,650	24,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,825	3,111
Accrued expenses	1,460	1,781
Accrued dividends	132	132
Total current liabilities	3,417	5,024

Income taxes payable	137	-
Deferred income taxes	-	37
Total liabilities	3,554	5,061

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,912,328 shares issued and 5,890,828 shares outstanding	3,015	3,015
Additional paid-in capital	9,879	9,568
Retained earnings	8,242	7,346
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	21,096	19,889
Total liabilities and stockholders' equity	$24,650	24,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

    TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and  per share data)

Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Commercial	$4,047	5,735	15,290	16,947
Military	3,774	3,504	10,459	11,209
Total revenue	7,821	9,239	25,749	28,156
Cost of sales	5,270	6,606	17,140	19,831
Gross profit	2,551	2,633	8,609	8,325

Operating expenses:
Selling and marketing	701	600	2,212	2,067
General and administrative	1,103	1,130	3,673	3,247
Research and development	586	527	1,716	1,430
Total operating expenses	2,390	2,257	7,601	6,744
Income from operations	161	376	1,008	1,581

Other income (expense):
Other income, net	165	36	545	148
Interest expense	(6)	-	(10)	(75)
Other income, net	159	36	535	73
Income before income taxes	320	412	1,543	1,654
Income tax expense	65	56	292	414
Net income	$255	356	1,251	1,240

Earnings per share - basic	$0.04	0.06	0.21	0.21

Earnings per share - diluted	$0.04	0.06	0.21	0.21

Shares outstanding - basic	5,890,828	5,888,828	5,890,828	5,888,828

Shares outstanding - diluted	5,897,310	5,910,053	5,902,647	5,938,708

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

Nine Months Ended December 31,

	2008	2007
Cash flows from operating activities:
Net income	$1,251	1,240
Adjustments to reconcile net income
to net cash provided by operating activities:
Accretion of interest on short-term investments and other receivable	(46)	(8)
Bad debt expense	125	30
Depreciation	850	875
Amortization of intangible assets	44	45
Stock compensation expense	311	182
Deferred income taxes	750	(155)
Loss on disposal of property and equipment	42	-
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,708	730
Other receivable – current	(34)	(107)
Inventories	(341)	(636)
Prepaid expenses and other current assets	(193)	(111)
Other assets	8	-
Trade accounts payable	(1,286)	205
Accrued expenses	(321)	(84)
Accrued dividends	-	(1)
Income taxes receivable/payable	(457)	(908)
Net cash provided by operating activities	2,411	1,297
Cash flows from investing activities:
Maturities of short-term investments	3,500	1,000
Purchase of short-term investments	(5,960)	(989)
Purchases of property and equipment	(597)	(254)
Net cash used in investing activities	(3,057)	(243)
Cash flows from financing activities:
Repayments of short-term and long-term debt	-	(3,000)
Cash dividends paid	(355)	(355)
Net cash used in financing activities	(355)	(3,355)
Net decrease in cash and cash equivalents	(1,001)	(2,301)
Cash and cash equivalents at beginning of period	2,132	3,471
Cash and cash equivalents at end of period	$1,131	1,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share data)

1.  Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation Annual Report on Form 10-K for the year ended March 31, 2008.  Operating results for the nine-month period ended December 31, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2009.

The information furnished reflects, in the opinion of our management, all adjustments necessary for a fair presentation of the financial results for the interim periods presented. As used in this interim report on Form 10-Q, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiary unless the context otherwise requires.

2.  Earnings Per Share:

 Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.

Diluted earnings per share have been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.  The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised and nonvested shares had been vested, at the average market price of the period, with the proceeds being used to buy shares from the market, if dilutive.

 The table below reconciles the calculation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,

	2008	2007	2008	2007
Net income	$255	356	1,251	1,240

Weighted average shares outstanding - basic	5,890,828	5,888,828	5,890,828	5,888,828
Dilutive effect of stock options and nonvested shares	6,482	21,225	11,819	49,880

Weighted average shares outstanding - diluted	5,897,310	5,910,053	5,902,647	5,938,708

Earnings per share:
Basic	$0.04	0.06	0.21	0.21
Diluted	$0.04	0.06	0.21	0.21

 For both the three-month and nine-month periods ended December 31, 2008, options to purchase 698,000 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.  For the three-month and nine-month periods ended December 31, 2007, options to purchase 409,500 and 287,800 shares of common stock, respectively,  were considered anti-dilutive for purposes of calculating earnings per share.

3.  Short-term Investments:

 The value of short-term investments totaled $4,001 as of December 31, 2008, consisting of corporate securities in the amount of $1 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $4,000.  As of March 31, 2008, the value of short-term investments totaled $1,495, consisting of corporate securities in the amount of $3 and original cost plus accrued interest on U.S. Treasury Bills in the amount of $1,492.  We consider all of our short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

 Inventories consist of the following:

December 31, 2008		March 31, 2008

Raw materials	$5,388	4,976
Work-in-process	309	663
Finished goods	2,432	2,149
Total	$8,129	7,788

5.  Warranty:

 We generally provide a one year warranty period for all of our products.  We also provide limited coverage on certain of its surge products for “downstream” damage of products not manufactured by us.  Our warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in our warranty liability, included in accrued expenses, for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Three months ended December 31,		Nine months ended December 31,

	2008	2007	2008	2007
Beginning balance	$137	121	137	90
Warranty expense	53	27	112	135
Warranty claims	(26)	(23)	(85)	(100)
Ending balance	$164	125	164	125

6.  Debt:

The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of our key assets including receivables, inventories, short-term investments, demand deposit accounts maintained with our lender, and 65% of the voting stock of our Honduran subsidiary and requires us to maintain certain financial ratios.   As of December 31, 2008 and March 31, 2008, we had no borrowings on this credit agreement and the full $6.0 million is available.

7.  Income taxes:

 Our effective income tax rate was 20.3% and 13.6% for the three months ended December 31, 2008 and 2007, respectively.  For the nine months ended December 31, 2008 and 2007, our effective income tax rate was 18.9% and 25.0%, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the corporate effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

 As of April 1, 2007, we adopted FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  The interpretation contains a two step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  As a result of implementing FIN 48, we did not recognize any cumulative effect adjustment impacting retained earnings as of the beginning of fiscal 2008.

 As of April 1, 2008, we had unrecognized tax benefits of $12, accrued interest of $4, and there are no accrued penalties.  For the three-months ended December 31, 2008, we recorded an additional $137 of unrecognized tax benefits related to transfer pricing.  As of December 31, 2008, we have unrecognized tax benefits of $152, accrued interest of $6, and there are no accrued penalties.  After adoption of FIN 48, our policy is to recognize interest and penalties in the provision for income taxes.

 We file U.S. Federal and Florida income tax returns.  We have concluded on all U.S. federal income tax matters through the fiscal 2004 year.  Federal income tax returns for fiscal years 2005 through 2008 and state income tax returns for fiscal years 2004 through 2008 remain subject to audit.

8.  Stock-Based Compensation:

 As of April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) for our share-based compensation plans.  Previously, we accounted for these plans under the principles of Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”) and related interpretations and disclosure requirements set by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Since stock compensation expense of $311 and $182, respectively, resulting from SFAS 123R was included in earnings for the nine months ended December 31, 2008 and 2007, the consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007, include adjustments to reconcile net income to net cash provided by operating activities of $311 and $182, respectively, due to this non-cash stock compensation expense.

 Cash received from the exercise of stock options under all share-based payment arrangements for the nine months ended December 31, 2008 and 2007 was zero.  We expect to utilize available registered shares when share-based awards are issued.

Stock Option Plans

We have adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards (nonvested shares) of our common stock (the “Plans”).  Employee stock options generally vested over a three year period and, until March 2008, director stock options vested over a two year period.  Beginning in March 2008, when directors were granted stock options for the fiscal 2009 year, the director options also vest over a three- year period. The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of our stock, the exercise price for an incentive stock option may not be less than 110% of the fair market value of the shares of our common stock on the date of grant.  The term of a stock option may not exceed ten years.  Non-qualified stock options will be granted at the fair market value on the date of grant.

 Our 1993 Incentive Stock Option Plan and 1993 Amended and Restated Non-Qualified Stock Option Plan have expired, and no options will be granted from these plans in the future.  Certain options under these plans, however, are still outstanding and can be exercised in the future.

          On March 24, 2000, our Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by our stockholders in August 2000 at our annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (nonvested shares) to our officers and directors.

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting.  The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either our employees or directors. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (nonvested shares) to either our employees or directors. A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan.  A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 405,750 shares remain available for awards as of December 31, 2008.

We granted 81,999 shares of restricted stock awards (nonvested shares) in December 2008 at a grant date fair value of $1.70 per share.  The shares have a three-year vesting period.  As of December 31, 2008 all 81,999 shares of restricted stock are non-vested and remain outstanding.

 The table below summarizes stock option activity for the Plans from April 1 through December 31, 2008:

		Aggregate(1)	Weighted	Weighted
		intrinsic	average	average
	Options	value	exercise	remaining
	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2008	761,952	$34	$5.63	8.35

Options expired	(3,117)		-	-
Options granted	224,001		$1.93	9.84
Options canceled	(75,250)		-	-
Options exercised	-		-	-
Balance as of December 31, 2008	907,586	$1	$4.58	8.24
Exercisable as of December 31, 2008	346,253	$1	$7.50	6.54
Footnote:
1  The aggregate intrinsic value represents the total pretax intrinsic value, based on the closing stock price of our common stock of $2.85 as of March 31, 2008 and of $1.70 as of December 31, 2008 and on the dates options were granted or exercised, which would have been received by the option holders had all option holders exercised their options as of that date, including only those options that are in-the-money.

The table below summarizes shares available for grant under the Plans from April 1 through December 31, 2008:

	Stock Options	Restricted Stock (Nonvested shares)	Shares available for grant
Balance as of March 31, 2008			136,500
Shares authorized			500,000
Shares expired	(3,117)	-	-
Shares granted	224,001	81,999	(306,000)
Shares canceled	(75,250)	-	75,250
Shares exercised
Balance as of December 31, 2008			405,750

 The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2008 and 2007 was $1.09 per share and $3.53 per share, respectively.  The total intrinsic value of stock options exercised during the nine months ended December 31, 2008 and 2007 was zero.

 As of December 31, 2008, there was $893 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options and nonvested share awards) granted under the Plans  that is expected to be recognized over a weighted average period of 2.17 years.  The total fair value of stock options vested during the nine months ended December 31, 2008 and 2007 was $29 and $35, respectively.

 We estimated the fair value of share-based compensation awards on the date of grant using the Black-Scholes option pricing model, which is impacted by our stock price as well as assumptions regarding several subjective variables including the expected stock price volatility of our common stock over the term of the awards, actual and projected employee option exercise experience, the risk free interest rate and expected dividends.  The estimated expected term of options that have been granted was based on historical option exercise trends.  Estimated volatility was based on historical volatility over the expected term and the risk free interest rate was based on U.S. Treasury Bills similar to the expected term.  The expected dividend yield was based on our experience with paying dividends over the past 12 months.  We are also required to estimate forfeitures at the time of the grant and to revise these estimates in later periods if actual forfeitures differ from those estimates.  Historical data was used to estimate pre-vesting forfeitures and record compensation expense only for those awards that are expected to vest.

 The weighted average assumptions used to value option grants for the three and nine months ended December 31, 2008 and 2007 are as follows:

	Three months ended December 31,		Nine months ended December 31,

	2008	2007	2008	2007
Expected dividend yield	3.23%	1.87%	3.05%	1.86%
Risk free interest rate	1.92%	4.45%	2.14%	4.51%
Expected volatility	75.60%	86.86%	76.48%	86.76%
Expected life (in yrs.)	8.00	7.54	7.89	7.43

9.  Litigation:

 We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

10.  Disposition of Inventory and Purchase Obligations:

On August 20, 2008, we received $310 from one of our contract manufacturers in full and final settlement for the disposition of 310,000 kilograms of TRC’s FireShield® cable inventory and settlement of other purchase obligations.  During the nine-months ended December 31, 2008, we recognized a gain of $637 resulting from the settlement of this FireShield® cable inventory disposition, the satisfaction of contract purchase obligations, and other inventory held with our contract manufacturer.  This gain is included in our cost of sales.

11.  New Accounting Standards:

 In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually). The partial adoption of SFAS 157 had no material effect on our financial condition, results of operations or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  We adopted the provisions of EITF No. 06-03 for the fiscal year beginning April 1, 2007, electing the net basis of reporting.  The implementation of EITF No. 06-03 had no material effect on our fiscal 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. generally accepted accounting principles.  On April 1, 2008, SFAS 159 first became effective for us. The implementation of SFAS 159 had no impact on our consolidated financial statements because we have not adopted the fair value option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently reviewing SFAS 141R’s requirements and are assessing the impact that SFAS 141R may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of December 31, 2008 and March 31, 2008, we did not have any minority interests.  The adoption of SFAS 160 is not expected to impact our consolidated financial statements.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact of adoption, if any, on our financial position, results of operations or cash flows.

We anticipate that on January 1, 2009, we will adopt EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of EITF 06-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore such awards should be included in the earnings allocation in computing earnings per share using the two-class method as described in SFAS No. 128, Earnings per Share. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, the requirements are applied by recasting previously reported EPS. We are currently evaluating the requirements of FSP EITF 03-6-1 and have not yet determined the impact of adoption.

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

Our operating strategy is to grow revenue and improve overall gross margin by increasing the margin in our recreational vehicle, industrial, and consumer markets as well as closely aligned markets if they share similar products or have other synergies.  We plan to achieve these growth goals through internal development of new products, acquisitions, strategic partnerships and licensing.  We have undertaken a number of initiatives to lower cost, improve asset turnover and reduce our risk.  These initiatives include, but are not limited to, product line simplification, establishing product platforms in design, greater utilization of our operations in Honduras, utilizing new designs and operations software to improve quality, accelerate product development and reduce the cost of redesigned products.

 Revenue was $1.4 million lower in the third quarter of fiscal 2009 compared with the third quarter of the prior year. Gross profit as a percentage of revenue increased to 32.6% for the quarter ended December 31, 2008 from 28.5% for the prior year quarter due to the relative mix in revenue between military and commercial business.  Net income for the third fiscal quarter ended December 31, 2008 was $0.3 million compared with net income of $0.4 million for the third quarter of last year.  Diluted earnings per share are $0.04 for the quarter ended December 31, 2008 compared with diluted earnings per share of $0.06 for last year’s third quarter.

 Through the nine months ended December 31, 2008, net income of $1.3 million was substantially unchanged compared with the first nine months of fiscal 2008. Diluted earnings per share for the same period were unchanged at $0.21 per share.

RESULTS OF OPERATIONS

Revenue for the third quarter ended December 31, 2008 and 2007 was $7.8 million and $9.2 million, respectively. Commercial revenue, including royalties, decreased by $1.7 million and military revenue increased $0.3 million. Revenue for the nine-month period ended December 31, 2008 was $25.7 million compared to $28.2 million reported in the same period of the prior year, a decrease of 8.5%.  The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business. Commercial revenue for the nine months ended December 31, 2008 decreased $1.7 million from the same period last year while military revenue decreased $0.8 million.  The decrease in commercial revenue for the three and nine month periods ended December 31, 2008 compared with the same periods in the prior year is principally due to lower revenue in our RAC business.  The decrease in military revenue for the nine months ended December 31, 2008 was largely due to the delay until June 30, 2008 in passage and signing of the Emergency Supplemental Spending bill.

Gross profit for the quarter ended December 31, 2008 and 2007 was unchanged at $2.6 million. Gross profit as a percentage of total revenue increased to 32.6% for the three months ended December 31, 2008 from 28.5% for the three months ended December 31, 2007 due to military revenue representing a larger portion of total revenue this year.  Gross profit increased $0.3 million, or 3.4%, to $8.6 million for the nine months ended December 31, 2008 compared to the same periods in the prior year.  Gross profit as a percent of revenue increased to 33.4% for the nine months ended December 31, 2008 from 29.6% for the nine months ended December 31, 2007. The increase in gross profit and gross profit as a percentage of revenue for the nine months ended December 31, 2008 was primarily due to the second quarter $0.6 million gain on disposition of inventory and settlement of purchase obligations with one of our contract manufacturers.

Selling and marketing expense of $0.7 million, or 9.0% of revenue, for the quarter ended December 31, 2008 increased from $0.6 million or 6.5% of revenue for the quarter ended December 31, 2007.  For the nine months ended December 31, 2008, selling and marketing expense of $2.2 million or 8.6% of revenue was $0.1 million higher from $2.1 million or 7.3% of revenue compared with the prior year. The increase for the both the quarter and nine months ended December 31, 2008 compared with the prior year is due primarily to increased expenses related to additional personnel hired in 2008.

            General and administrative expense of $1.1 million, or 14.1% of revenue, for the quarter ended December 31, 2008 was unchanged from $1.1 million, or 12.2% of revenue for the quarter ended December 31, 2007. For the nine months ended December 31, 2008, general and administrative expense of $3.7 million, or 14.3% of revenue, increased by $0.4 million compared to $3.2 million, or 11.5% of revenue, for the same period last year.  The $0.4 million increase over the prior year is due to second quarter obligations incurred from the retirement of a Company officer and higher professional fees.

            Research and development expense of $0.6 million, or 7.5% of revenue, for the quarter ended December 31, 2008 increased by $0.1 million from the $0.5 million, or 5.7% of revenue, for the same quarter last year.  For the nine months ended December 31, 2008, research and development expense was $1.7 million, or 6.7% of revenue, compared to $1.4 million, or 5.1% of revenue, for the same period last year. The increase in research and development expense from the prior year periods is primarily due to an increased headcount in engineering development and consulting related expenses as we added resources to improve our engineering expertise.

Other income (expense), net was $0.1 million of income for the quarter ended December 31, 2008, compared to $0.0 million in the same quarter last year. The increase in other income for the quarter ended December 31, 2008 was primarily due to payments received from settlements with vendors. For the nine months ended December 31, 2008, other income (expense) was income of $0.5 million, compared to $0.0 million of income for the same period last year.   The increase in other income for the nine months ended December 31, 2008 was due primarily to payments received as part of a legal settlement.

 Income tax expense was $0.1 million for both the quarter ended December 31, 2008 and December 31, 2007.  For the nine months ended December 31, 2008, income tax expense was $0.3 million compared to $0.4 million for the same period last year.  Income taxes as a percent of income before income taxes was 20.3% and 18.9% for the quarter and nine months ended December 31, 2008, compared with 13.6% and 25.0% for the quarter and nine months ended December 31, 2007.  The reduction in the effective tax rate in fiscal 2009 is due to higher earnings of our Honduran subsidiary. Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS 109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

 Net income for the quarter ended December 31, 2008 was $0.3 million, compared to a $0.4 million in the same quarter last year.  The basic and diluted earnings per share was $0.04 for the quarter ended December 31, 2008, compared to basic and diluted earnings per share of $0.06  for the same quarter last year.  The net income for the nine-month period ended December 31, 2008 was $1.3 million, compared to net income of $1.2 million for the same period in the prior year.  The basic and diluted earnings per share were $0.21 for the nine-month periods ended December 31, 2008 and 2007.  The decrease in net income for the three-month period ended December 31, 2008 was due primarily to lower gross profit on lower revenue and slightly higher operating expenses partially offset by other income from settlements.  The increase in net income for the nine-month periods ended December 31, 2008, compared to the comparable prior year period, was primarily the result of the favorable inventory and purchase obligations settlement with one of our contract manufacturers, the increase in other income from a legal settlement, and the reduction in income taxes substantially offset by higher operating expenses.

  LIQUIDITY AND CAPITAL RESOURCES

 Our total of cash and cash equivalents and short-term investments at December 31, 2008 was $5.1 million, an increase of $1.5 million from March 31, 2008.  Cash and cash equivalents decreased from $2.1 million as of March 31, 2008 to $1.1 million as of December 31, 2008, primarily reflecting an increase in short-term investments.  Cash provided by operating activities was $2.4 million, cash used in investing activities was $3.0 million and cash used in financing activities was $0.4 million resulting in a total decrease in cash of $1.0 million for the nine-month period ended December 31, 2008.

 Cash provided by operating activities primarily resulted from net income of $1.3 million, a decrease in trade accounts receivable of $1.7 million, depreciation expense of $0.9 million, and a decrease in deferred income taxes of $0.8 million, partially offset by a decrease in trade accounts payable of $1.2 million, an increase in income taxes receivable of $0.5 million, an increase in inventories of $0.4 million, and a decrease in accrued expenses of $0.3 million. The decrease in trade accounts receivable was primarily due to improved collections from customers and lower quarterly revenue in third quarter fiscal 2009 as compared to the same quarter last year.  The decrease in trade accounts payable was principally due to bringing our balances with vendors to a more current position.  The increase in income taxes receivable primarily reflects the tax benefit resulting from the disposition of inventory that had been written down for financial statement purposes in prior periods.  The increase in inventories was primarily due to higher finished goods inventory which is due to an economical production of high volume parts in anticipation of forecasted customer demand in the fourth quarter.   The decrease in accrued expenses was primarily due to the settlement of purchase obligations with one of our contract manufacturers.

 Cash used in investing activities was due to purchase of short-term investments in excess of maturing investments and cash used for purchases of property and equipment.

 Cash used in financing activities was due to the payment of quarterly dividends.

 The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of our key assets including receivables, inventory, investments, demand deposit accounts maintained with our lender, and 65% of the voting stock of our Honduran subsidiary, and requires us to maintain certain financial ratios.   As of December 31, 2008 and March 31, 2008, we had no borrowings on this credit agreement.

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

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued delaying the effective date of  SFAS 157 until fiscal years beginning after November 15, 2008 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured at fair value on a recurring basis (at least annually). The partial adoption of SFAS  157 had no material effect on our financial condition, results of operations or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  We adopted the provisions of EITF No. 06-03 for the fiscal year beginning April 1, 2007, electing the net basis of reporting.  The implementation of EITF No. 06-03 had no material effect on our fiscal 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”).  SFAS 159 allows companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. generally accepted accounting principles.  SFAS 159 became effective as of April 1, 2008.  The implementation of SFAS 159 did not have an impact on our consolidated financial statements as we have not adopted the fair value option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently reviewing SFAS 141R’s requirements and are assessing the impact SFAS 141R may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160).  SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of December 31, 2008 and March 31, 2008, we did not have any minority interests.  The adoption of SFAS 160 is not expected to impact our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the requirements of SFAS 161 and have not yet determined the impact of adoption, if any, on our financial position, results of operations or cash flows.

We anticipate that on January 1, 2009, we will adopt EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of EITF 06-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore such awards should be included in the earnings allocation computing earnings per share using the two-class method as described in SFAS No. 128, Earnings per Share. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, the requirements are applied by recasting previously reported EPS. We are currently evaluating the requirements of FSP EITF 03-6-1 and have not yet determined the impact of adoption.

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

 We believe that the following are critical accounting policies:

 Revenue Recognition/Allowance for Doubtful Accounts.  We recognize revenue from commercial customers when an order has been received and accepted, pricing is fixed, delivery has occurred and title to the product has passed and collectability is reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  We have no installation obligation subsequent to product shipment.  Similarly, revenue from sales to distributors is recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.  Royalty revenue is recognized as reported by licensees.

 We may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (non-standard products)  or fall outside the scope of  SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, we record revenue under a units-of-delivery model with revenue and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, we record revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenue.  We have not experienced past losses on government contracts, and currently, we do not have any transactions being accounted for within the scope of SOP 81-1.

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

 Warranty.  We generally provide a one year warranty period for all of our products.  We also provide limited coverage on certain of our surge products for “downstream” damage of products not manufactured by us.  Our warranty provision represents our estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  Our warranty accrual represents our estimate of our liability for warranty repairs that we will incur over the warranty period.

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

          As of December 31, 2008, we had no debt.  If we borrow, our loans are subject to changes in interest rates.  The rate of interest is based on either the lender’s prime rate or on the 30-day LIBOR rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $40 on an annual basis.

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

Changes in Internal Control over Financial Reporting

 Further, there were no changes in our internal control over financial reporting during our first three fiscal quarters that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

 We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our growth is subject to a number of economic risks.  As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our business is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, purchase of electrical safety equipment by consumers and businesses and military procurement.

Failure to achieve our operating strategy.  Our operating strategy is to grow revenue and improve gross margin in our military, recreational vehicle, industrial, and consumer markets as well as closely aligned markets if they share similar products or have other synergies.  We plan to achieve these growth goals through internal development of new products, acquisitions, strategic partnerships and licensing.  We have undertaken a number of initiatives to lower costs, improve asset turnover and reduce our risk.  These initiatives include, but are not limited to, product line simplification, establishing product platforms in design, greater utilization of our operations in Honduras, utilizing new designs and operations software to improve quality, accelerate product development and reduce the cost of redesigned products.

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

Unavailability and cost increases in raw materials and components.  Raw materials and components constitute a significant portion of our cost of sales.  Factors that are largely beyond our control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components.  As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum.  We have experienced fluctuations in prices of plastic, as well as steel, aluminum and especially copper, which could continue in fiscal 2009.

In addition, the inability of our suppliers to timely deliver raw materials or components could be disruptive and costly.  If we are unable to obtain raw materials on a timely basis at an affordable cost or if we experience any significant delays or interruptions of supply, our financial results could be significantly impacted.

Dependence upon a limited number of key suppliers.  We purchase a significant volume of products from contract manufacturers in China.  In fiscal 2008, for example, our purchases from Chinese vendors were more than $6 million but we expect this amount to decrease in fiscal 2009 as our RAC business has decreased and we have transferred some production to our facility in Honduras.  The purchase price for these products is set in U.S. dollars.  If the exchange rate between the U.S. dollar and Chinese yuan changes so that the yuan appreciates significantly against the dollar, the cost of building our products could increase significantly.  We anticipate that outsource providers will play key roles in our manufacturing operations.  Although we aim at selecting reputable providers, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business.  Because of this expanded role of our outsource providers, we will need to monitor the performance of these suppliers and adopt new procedures to deal with and manage the performance of these outsource providers.  Any delay or failure in the implementation of our operational changes and monitoring of these relationships could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

Interruptions in manufacturing operations.  Approximately 60% of our revenue are derived from products manufactured or assembled at our manufacturing facility in Honduras and by contract manufacturers located in China.  These manufacturing operations, as well as our manufacturing plant in Clearwater, Florida, are subject to hazards that could result in material damage to any such facilities.  Such damage to or prolonged interruption in the operations of such facilities for repairs, labor disruption, hurricanes, typhoons or other reasons, could have a material adverse effect on us.  In addition, our contract manufacturing agreements can be terminated on short notice.  If our contract manufacturers located in China are unable or unwilling to manufacture and deliver products to enable us to meet the delivery schedules and quality that we require, we could be forced to seek additional suppliers, thereby resulting in further delays and additional expenses in shipping products to our customers.

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

Our design and manufacture of products for sale to the United States military, combined with our international supply chain, subjects us to certain governmental regulations, such as the International Traffic in Arms Regulations ("ITAR").  Certain of our products that we sell to the United States military are subject to ITAR, which is administered by the U.S. Department of State. ITAR regulates the export of related technical data and defense services as well as foreign production.  Given the current global political climate, there is increased focus by regulators and companies such as ours on ITAR and the actions that it regulates.  We are currently enhancing our ITAR controls and implementing improvements in our internal compliance program.  As we implement these enhancements and improvements, we are addressing certain of our business practices, which could lead to an increase in our costs.  In October 2008 we received approval from the U.S. government for our manufacturing license agreement between the Company and our Honduran subsidiary and we have begun to transfer work to our facility in Honduras. Also, if we discover issues that are sufficiently material, the U.S. Department of State could impose fines on us, investigate our business practices or impose other remedies upon us which could have a material adverse effect on our business.  Furthermore, the conduct and resolution of any such issues that are sufficiently material could be time consuming, expensive and distracting from the conduct of our business.  In addition, if our ITAR-related enhancements and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our operating results.

Our business may be affected by government contracting risks.  U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers.  If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges.

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

TECHNOLOGY RESEARCH CORPORATION

February 6, 2009	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

February 6, 2009	By: /s/ Thomas G. Archbold
Thomas G. Archbold
Chief Financial Officer
(Principal Financial and Accounting Officer)