Form 10-K
TECHNOLOGY RESEARCH CORP
filed 2009-06-18
CIK 741556

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 ————————
Form 10-K
————————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended March 31, 2009
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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2008, was $11,591,232 based upon the $2.16 closing sale price for the registrant's Common Stock as reported on the NASDAQ Stock Market System on such date.  We have excluded shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of our Common Stock from this calculation because such persons or institutions may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

         As of June 11, 2009, 5,890,828 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's definitive proxy statement related to its 2009 Annual Meeting of Stockholders to be held on August 6, 2009  are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

TECHNOLOGY RESEARCH CORPORATION

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS
PART I

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers of Registrant

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships, Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules

SIGNATURES Exhibit 21 - Subsidiaries of Technology Research Corporation Exhibit 23 - Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

 In evaluating these statements, you should specifically consider the information described in the “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Other key factors include, but are not limited to, the acceptance of any new products, such as Fire Shield®, the effective utilization of our Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies, the impact of competitive products and pricing and interruptions of or cancellation of existing orders or contracts.  We cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and we disclaim any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known.  All references to fiscal years apply to our fiscal years, which ended March 31, 2009, March 31, 2008 and March 31, 2007.

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

Our operating strategy is to grow revenue and improve operating margin in our military, recreational vehicle, industrial and consumer markets as well as closely aligned markets if they share similar products or have other synergies.  We plan to achieve these growth goals through internal development of new products, acquisitions, strategic partnerships and licensing.  We have undertaken a number of initiatives to lower costs, improve asset turnover and reduce our risk.  These initiatives include, but are not limited to, product line simplification, establishing product platforms in design, greater utilization of our operations in Honduras, utilizing new designs and operations software to improve quality, accelerate product development and reduce the cost of redesigned products.

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

GENERAL

We make available free of charge through our website at www.trci.net, via a link to the SEC’s website at www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. You may also obtain free copies of these materials by contacting our Chief Financial Officer, Thomas G. Archbold, at our mailing address of 5250 - 140th Avenue North, Clearwater, Florida 33760, telephone (727) 535-0572.

Revenue (in thousands) contributed by commercial and military products and royalties from license agreements are as follows:

Year ended March 31,	Commercial	%	Military	%	Royalties	%	Total
2009	$18,582	55.1	$14,674	43.5	$477	1.4	$33,733
2008	22,680	61.0	14,152	38.1	328	0.9	37,160
2007	26,471	69.7	11,521	30.3	-	0.0	37,992
2006	32,250	70.7	13,370	29.3	-	0.0	45,620
2005	27,022	68.5	12,269	31.1	142	0.4	39,433

Our backlog of unshipped orders as of March 31, 2009 was approximately $15.2 million, as compared to approximately $8.6 million as of March 31, 2008.  This backlog consists of approximately 9% of commercial product orders and approximately 91% of military product orders, all of which are expected to ship within the year ended March 31, 2010.  The increase in backlog is principally due our prime military customer releasing full calendar year orders prior to the closing of our fiscal year.  Our unshipped backlog orders include orders for products where written customer requests have been accepted and the delivery of products is anticipated within the next 12 months.  Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations.  We schedule production based upon purchase orders in backlog and our customer’s delivery requirements.  Generally, our orders may be changed, rescheduled or cancelled with limited penalties prior to shipment, although our military backlog is generally non-cancellable.  For these reasons, our backlog at any particular date is not necessarily indicative of future sales for any succeeding period.

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

We will continue to sell the finished good products to the consumer and institutional markets.  Total sales for the Room Air Conditioner (“RAC”) market were again lower in fiscal 2009 as a result of shifting our focus to a limited number of customers and exploring opportunities for licensing our intellectual property to service the market.  For fiscal 2010, we expect to see further declines in our RAC market as we continue our efforts to focus on a limited number of customers.

Our line of Surge Guard™ and Surge Guard Plus™ products are designed to meet the rigorous requirements of the recreational vehicle (“RV”) market.  These products provide power protection and have both OEM and after-market applications.  In addition, we have introduced the Surge Guard Automatic Transfer Switch, which incorporates a transfer switch into the functionality of our Surge Guard products, thus eliminating the need for two separate products.

In December 2008, we introduced the 30 Amp and 50 Amp Surge Guard RV Voltage Regulators to our recreational vehicle power protection product line. The Surge Guard Voltage Regulators are intended for use with RVs to provide a reliable source of power when experiencing low RV park input voltage. This product will automatically and continually monitor line voltage conditions and boost voltage to an acceptable level to help prevent low voltage damage to the RV’s appliances and electronic devices.  The Surge Guard Voltage Regulators will be sold exclusively at Camping World stores nationwide until August 2009.  We expect considerable sales to other RV retailers and catalogers after August.

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

In connection with our efforts to develop new products, we have directed our focus on “Engineer to Engineer” type solutions.  What this means is that we are working on long term type contracts where we supply our technology to other OEMs for the equipment and products they manufacture.  The OEM equipment can be for commercial, industrial or military applications, but is usually application specific in nature.  In addition to these applications, we are enhancing our line of Recreational Vehicle (RV) power-type products to include more sophisticated devices through new and existing channels. We have developed a power management system architecture that uses a new RVIA approved protocol called RV-C that can be used for power management of lighting, transfer switches, room slide-outs, pumps, awnings security features, diagnostics and other user information. We are scheduled for our first system implementation in June 2009. We also developed and introduced new RV aftermarket products including a Voltage Regulator and a Plastic Lock Hasp.

During the past year we have improved our engineering capabilities by hiring additional engineers with advance capabilities in electronics simulation, firmware and mechanical engineering. We have also introduced new tools for mechanical simulation and finite element analysis, electronics modeling simulation, vibration testing and an advanced documentation database.

In addition to our focus on new product development, we continue to look at ways to reduce cost and improve the value proposition to our customers with our existing products. We are currently redesigning the critical components in our GFCI products to reduce cost and increase quality and reliability.

We spent $2.4 million, $1.9 million and $2.0 million in fiscal 2009, 2008 and 2007, respectively, on research, development and engineering activities, and we anticipate spending levels at approximately 7% of revenue in fiscal 2010.  All engineering activities are expensed as incurred.

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

We also market through OEMs, both domestically and internationally, that sell our products as a component of an end user product or under their own brand names (“private label”).  We continue to implement a “value-add” upgrade strategy, which provides a finished product to those who private label our products and who are currently only receiving subassembly modules.  Our plastic and receptacle molding capabilities are a key factor in providing “value add” upgrades to our customers.

Commercial/Industrial Markets.  We market and sell our GFCI, ELCI (including the heavy duty HD-PRO products), LCDI and our cable protection and management products to the commercial/industrial market.  This market is served through over 1,500 electrical and safety distributors and a number of catalogers. These electrical distributors include branches of major chains as well as smaller independent distributors. Catalogers range from safety to industrial and electrical suppliers. We also private label products for a number of industry leaders to help penetrate this market.

Consumer/Retail Markets.  We currently market and sell various portable GFCI, LCDI and other specialty products to the consumer market.  Our major retail customers include Wal-Mart, Home Depot, Meijers, and Ace Hardware, as well as with many independent retailers.  Our products are also being offered through magazines, catalogs and E-commerce retailers such as Amazon.com.  We continue to have success selling our aftermarket RV Surge Guard products through retailers such as Camping World and distributors. We are now one of Camping World’s top 30 suppliers.

In fiscal 2009, we continued our growth and marketing in niche markets such as in the college and university segment of the consumer market with our Fire Shield® LCDI products.  A number of colleges and universities are either mandating, or strongly suggesting the use of LCDI protected extension cords and surge strips on campus. In turn, this helps drive our revenue through retailers.

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

In addition, Article 625 of the NEC requires electric vehicle (“EV”) charging systems to include a system that will protect people against serious electric shock in the event of a ground fault.  We have shipped product to the majority of the major automobile manufacturers in support of their small EV production builds. Sales for our EV safety products remain relatively low due to the small number of electric vehicles produced.  Improvements in battery technology along with mandates from individual states for zero emission vehicles, will determine whether this will be a viable market in the future.

An important change in OSHA Regulations in 2007 broadened the requirements for using portable GFCIs in most industries. This new regulation extends GFCI use requirements for the first time to OSHA’s General Industry category of businesses which cover most of the rest of U.S. industry with the exception of agriculture, mining and maritime. Now, in order to comply with OSHA Regulations, a great deal of maintenance, remodeling or repair activities involving buildings, structures or equipment must be done with workers using GFCI protected equipment.  Our sales personnel and representative organizations are finding a significant amount of new opportunities for sales of the Company’s Shock Shield® and TRC Power products to industrial supply distributors. Other distribution channels catering to buyers of equipment and supplies throughout U.S. industry are also being targeted.

License Agreements.  From time to time, we enter into license and sales and marketing agreements concerning our portable GFCI, ELCI and LCDIs products.  These agreements are intended to assist our market penetration into those areas where it would be difficult for us to compete on a direct basis and provide the best return on investment to us.

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

We are currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors.  The term “control equipment” refers to the electrical controls used to control the electrical power output of the generating systems.  In general, the controls monitor and regulate the operation of engine generator mobile electric generating system sets.  Electric generating systems are basic to all branches of the military, and demand is generally less volatile than products utilized in armaments and missiles.  Sales are made either directly to the government for support parts or to prime contractors for new production electric generator sets which incorporate our products.  We are a qualified supplier for more than 50 control equipment products as required by the U.S. Department of Defense and serve as a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current and power transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies.  These products are also furnished for spare parts support for existent systems in the military inventory.

In 1989, we completed the redesign of the control equipment related to the 5/10/15/30/60KW Tactical Quiet Generator (“TQG”) Systems programs.  We are actively supplying these parts to DRS Technologies, Inc. (“DRS”) and L-3 Communications Inc., who are the prime contractors.  In addition, we are also supplying to DRS control equipment related to the 3KW and the 100-200KW TQG systems program which first began in November 1998.  Sales to DRS were $ 10.3 million in fiscal 2009 and $7.0 million in both fiscal 2008 and 2007.  We also supply products for maintenance and spare parts support directly to the U.S. military.  Direct U.S. military sales, which include these products and those mentioned below increased from $3.6 million in fiscal 2007 to $6.4 million in fiscal 2008, an increase of 78%, and decreased to $3.5 million in 2009.  Military revenue, other than to DRS and direct sales to the U.S. military, were $.9 million in fiscal 2009, up from $.8 million in fiscal 2008, an increase of 18%, while they were $.9 million in fiscal 2007.

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

In addition, we provide both A.C. and D.C. power monitoring systems, which include voltage regulators, power transformers, A.C. over current and short circuit protection monitor assemblies and current sensing transformers for the military's armored-tracked vehicles.  These products must pass highly accelerated stress screening and vehicle road testing at the Aberdeen Proving Grounds of the United States Department of Defense.  Our panel mount GFCI is the only GFCI device that is approved and qualified by the U.S. Department of Defense for use on its mobile-tactical generating systems.

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

Testing and Qualification

A number of our commercial products must be tested and approved by UL or an approved testing laboratory.  UL publishes certain “Standards of Safety” which various types of products must meet and requires that specific tests be undertaken to ascertain whether the products meet the prescribed standards.  If a product passes these tests, it receives UL approval.  Once our products have been initially tested and qualified by UL, they are subject to regular field checks and quarterly reviews and evaluations.  UL may withdraw its approval for such products if they fail to pass these tests and if prompt corrective action is not taken.  Our portable electrical safety products have received UL approval.  In addition, certain of our portable GFCI and ELCI products have successfully undergone similar testing procedures conducted by comparable governmental testing facilities in Europe, Canada and Japan. We are active in new UL, NEMA, IEC and RVIA standard creation.

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

In March, 2009, our manufacturing facility in Clearwater, Florida successfully completed the initial certification audit under ISO 9000:2008 and was recommended by the auditor for certification. This certification was issued on May 14, 2009.

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

Our wholly-owned subsidiary, TRC/Honduras, S.A. de C.V., manufactures most of our high-volume products sold in the U.S.  TRC/Honduras, S.A. de C.V. leases 47,000 square feet of property which is located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras.  The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished products, no U.S. income taxes incurred for any profits generated by the subsidiary, and various other benefits.

We utilize our subsidiary in Honduras and Asian contract manufacturers to provide quality products to customers at our most competitive prices.

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

We have registered our TRC® trademark with the U.S. Patent and Trademark Office.  Our Shock Shield®, Electra Shield® and Fire Shield® brand names are also U.S. registered trademarks.

Patent and other proprietary rights infringement claims are common in our industry.  Our industry is commonly exposed to claims and litigation involving patent and other intellectual property rights, including claims for indemnification arising out of contractual arrangements with customers.  Litigation is often necessary to enforce patent rights or other intellectual property rights.

On December 29, 2006, we entered into a Settlement Agreement with Tower Manufacturing Corporation (“Tower”).  Under the Settlement Agreement, the civil actions filed by both us and Tower, including Fedders Corporation, were dismissed.  Under the terms of the settlement agreement, Tower agreed to pay $3.2 million over a two year period.  We and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.  We received our final payment  from Tower under the Settlement Agreement in January, 2009.

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  We had previously written a letter to ELE requesting that it cease all infringing activity relating to our '337 patent.  On April 11, 2007 we filed a counterclaim against ELE asserting that the patent is valid and that ELE's Leakage Current Detectors and Interrupters (“LCDIs”), among other things, infringe our '337 patent.  We also sought monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies our Fire Shield® technology for cord fire prevention.

On August 4, 2008, we entered into a Settlement Agreement with ELE.  Under the Settlement Agreement, the civil action involving TRC and ELE was dismissed.  As part of the Settlement Agreement, we entered into a cross-licensing arrangement with ELE for our ‘337 patent and ELE’s Chinese patents Nos. ZL200420096315.2, ZL 200520118736.5 and ZL200520118737.X for the period such patents remain valid and enforceable. The parties agreed to make payments to each other for sales of products made prior to July 1, 2008, thereby resulting in us receiving a net payment from ELE as part of the terms of the confidential Settlement Agreement. Under this licensing arrangement, we will receive royalty payments for periods beginning after June 30, 2008, based on the number of designated ELE Leakage Current Detector Interrupter Products sold.

Major Customers and Exports

Significant customers who accounted for 10% or more of our revenue, and aggregate exports were:

	Years ended March 31,
	(In thousands)
Customer	2009	2008	2007
U.S. Military (direct sales)	$3,517	6,400	3,623
DRS Technologies, Inc., a U.S. Government Prime Contractor	10,251	6,986	7,000
Total Revenue for major customers	$13,768	13,386	10,623

Exports:
Africa	$1	1	2
Australia	2	1	9
Canada	63	62	243
Europe	2,000	1,921	2,866
Far East	1,548	2,189	5,146
Mexico	125	526	639
Middle East	28	17	29
South America	27	13	22
Total exports	$3,794	4,730	8,956

Our military product sales are primarily to military procurement logistic agencies for field service support on previously shipped military equipment and to OEM prime contractors of electric generators.  In fiscal 2009, military revenue was approximately 44% of total revenue, compared to approximately 38% in fiscal 2008 and 30% in fiscal 2007.  In fiscal 2009 year to year direct sales to the U.S. military decreased approximately 45%, sales to DRS increased approximately 47%, and overall, military revenue increased approximately 3% from fiscal 2008 to fiscal 2009.  When comparing fiscal 2008 with fiscal 2007, direct sales to the U.S. military increased approximately 77%, sales to DRS were approximately the same in fiscal 2008 as fiscal 2007, and overall, military revenue increased approximately 26%.  Direct U.S. military revenue accounted for approximately 10% of our total revenue while DRS accounted for approximately 30% of our total revenue for fiscal 2009, as compared to approximately 17% and 19%, respectively, for fiscal 2008, and approximately 10% and 18%, respectively, for fiscal 2007.

Our exports were down approximately 21% in fiscal 2009, as compared to the prior year, primarily due to lower RAC product shipments to customers located in the Far East.

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

In the commercial market, we have significant competition.  As a result, we may not be able to maintain current profit margins due to price erosion.  We believe, however, that our product knowledge, patented technology, ability to respond quickly to customer requirements, positive customer relations, technical background, industry experience and implementation of our global manufacturing strategy and cost reduction efforts are major operational areas where we are able to effectively compete.

In the military market, we must compete with other companies, some being larger and some smaller than we are and acting as suppliers of similar products to prime government contractors.  We believe that our knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market.  We believe that we have competitive strengths in all of these areas due to senior management's involvement in the government procurement process and experience in the design engineering requirements for military equipment.  A substantial portion of spare parts procurement by the U.S. Department of Defense is set aside for small business concerns, which are defined in general as entities that do not exceed 750 employees.  Because we are classified as a small business concern, we qualify for such set aside procurements for which larger competitors are not qualified.  The entry barriers to the military market are significant because of the need, in most cases, for products to pass stringent government tests and qualifications.

Employees

As of March 31, 2009, we employed 92 persons on a full time basis at our headquarters in Clearwater, Florida and 281 persons at our subsidiary in Honduras.  Due to the seasonality of portions of our business and the production requirements placed on our facility in Honduras, the number of personnel may vary significantly from the first half of the fiscal year compared to the second half of the fiscal year.

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

Failure to achieve our operating strategy could negatively affect our revenue and profits.  Our operating strategy is to grow revenue and improve gross margin in our military, recreational vehicle, industrial, and consumer markets as well as closely aligned markets if they share similar products or have other synergies.  We plan to achieve these growth goals through internal development of new products, acquisitions, strategic partnerships and licensing.  We have undertaken a number of initiatives to lower costs, improve asset turnover and reduce our risk.  These initiatives include, but are not limited to, product line simplification, establishing product platforms in design, greater utilization of our operations in Honduras, utilizing new designs and operations software to improve quality, accelerate product development and reduce the cost of redesigned products.

Any or all of these objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence.  Executing our strategy may also place a strain on our production, information technology systems and other resources.

We rely on the availability of substantial working capital to finance our growth and meet our capital requirements.  Our ability to continue the growth of our business requires a large amount of working capital.  If we are unable to fund this growth, we may not be able to compete effectively.  Our requirement for capital depends on the market’s acceptance of our products, the growth of our marketing effort, our ability to expand our customer base, our need for additional capital equipment to adopt new manufacturing methods and new products and for future acquisitions.  We cannot be sure that additional financing, if needed, will be available or if such financing will be on favorable terms.  Without access to these additional funds, we may not be able to remain competitive.

The unavailability of and cost increases in raw materials and components could negatively affect our revenue and profits.  Raw materials and components constitute a significant portion of our cost of sales.  Factors that are largely beyond our control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components.  As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum.  We have experienced fluctuations in prices of plastic, as well as steel, aluminum and especially copper, which could continue in fiscal 2010.

In addition, the inability of our suppliers to timely deliver raw materials or components could be disruptive and costly.  If we are unable to obtain raw materials on a timely basis at an affordable cost or if we experience any significant delays or interruptions of supply, our financial results could be significantly impacted.

We depend upon a limited number of key suppliers.  We purchase a significant volume of products from contract manufacturers in China.  In fiscal 2009, for example, our purchases from Chinese vendors were more than $4 million but we expect this amount to decrease in fiscal 2010 as our RAC business has decreased and we have transferred some production to our facility in Honduras.  The purchase price for these products is set in U.S. dollars.  If the exchange rate between the U.S. dollar and Chinese yuan changes so that the yuan appreciates significantly against the dollar, the cost of building our products could increase significantly.  We anticipate that outsource providers will play key roles in our manufacturing operations.  Although we aim at selecting reputable providers, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business.  Because of this expanded role of our outsource providers, we will need to monitor the performance of these suppliers and adopt new procedures to deal with and manage the performance of these outsource providers.  Any delay or failure in the implementation of our operational changes and monitoring of these relationships could adversely affect our customer relationships and/or have a negative effect on our operating results.

The loss of or significant decrease in sales to large customers would adversely affect our revenue and profits.  We rely upon a continuous flow of new orders from our large customers.  Failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on us. Our largest customer accounted for 30% of our net revenue for the year ended March 31, 2009. Any reduction in, or cancellation of, orders placed by this customer would at least temporarily, and possibly longer, cause a material reduction in our net revenue, income from operations and net income. In addition, as a result of the desire to more closely manage inventory levels, there is a growing trend in business, especially in our commercial markets, to make purchases on a “just-in-time” basis.  This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require additional expenses to expedite delivery.

Our long-term contracts may not be renewed.  We currently have contracts with the U.S. military to provide control equipment used in engine generator systems. These contracts currently run through 2012.  We also are a key supplier of control equipment to DRS, a prime contractor with the U.S. military.  As a result of the war in Iraq, demand for these military products has remained strong.  If the war ends or significantly winds down or if our contracts with the military expire and are not renewed, demand for these products could be greatly reduced.

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

Adverse changes in the operations of global manufacturing facilities could decrease our manufacturing capacity.  We manufacture a significant number of products in Honduras and obtain a significant proportion of the raw materials and sub-assembly components used in the manufacturing of our products outside the United States.  International operations are subject to risks including, among others:

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

Interruptions in manufacturing operations could disrupt our business.  Approximately 55% of our revenue is derived from products manufactured or assembled at our manufacturing facility in Honduras and by contract manufacturers located in China.  These manufacturing operations, as well as our manufacturing plant in Clearwater, Florida, are subject to hazards that could result in material damage to any such facilities.  Such damage to or prolonged interruption in the operations of such facilities for repairs, labor disruption, hurricanes, typhoons or other reasons, could have a material adverse effect on us.  In addition, our contract manufacturing agreements can be terminated on short notice.  If our contract manufacturers located in China are unable or unwilling to manufacture and deliver products to enable us to meet the delivery schedules and quality that we require, we could be forced to seek additional suppliers, thereby resulting in further delays and additional expenses in shipping products to our customers.

We depend upon our subsidiary in Honduras for a substantial portion of our manufacturing capacity. Managing a distant subsidiary and fully integrating it into our business is challenging. We rely on local supervising officers, managers and staff to carry out our manufacturing operations. The challenge of language differences and cultural factors involved in our operations can stretch our administrative capabilities.

We may not be able to adequately protect our intellectual property.  We believe that our rights in owned and licensed trademarks are of increasing importance to our business success and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks, such as our SurgeGuard and Fire Shield® brand name.  There can be no assurance as to the breadth or degree of protection that these trademarks may afford us, or that we will be able to successfully leverage our trademarks in the future.  The costs associated with protecting our intellectual property rights, including litigation costs, may be material.  We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged.  Any inability to do so, particularly with respect to trademarks in which we have made significant capital investments, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on us.

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

The loss of patent protection could impact our operating results.  We currently hold patents on several products, the main patent being the ‘337 patent underlying our Fire Shield ® technology for cord fire prevention.  This patent provides legal protection against competitors who could unlawfully copy our technology.  Once these patents expire, competitors will be able to legally utilize our technology and competition could increase, resulting in lower prices in the marketplace.  If we are unable to develop new patented technologies we may be unable to maintain our profit margins and we could lose our technological advantage in the marketplace.

Our business can be adversely affected by competitors’ patents.  Competitors may register new patents on products that make it very difficult for us to effectively compete in certain markets. As a result, our current products could become obsolete or uneconomical. For example, our products could become difficult to market as a result of a competitor’s patented products that provides equal or superior performance at a lower cost. If we are not able to meet these competitive challenges, we could lose revenue or be forced to write down the value of our inventory.

Seasonality can impact our revenue.  Our business can vary significantly from quarter to quarter.  This seasonality may also result in cash outlays or additional interest expense due to an increased need to borrow funds to maintain sufficient working capital to support such increased demand.

We face competition from companies that produce similar products.  The markets for our products are highly competitive.  We believe that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems.  We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources.  Some competitors may be willing to reduce prices and accept lower profit margins to compete with us.  As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.  In such cases, we could be required to write down our inventory to market value.

Additionally, our current products could become obsolete as a result of new customer demands or competitors’ new products.  For example, our products could become unmarketable as a result of a new product that provides superior performance at a lower cost.  If we cannot adapt to these competitive challenges, we may not be able to effectively compete.

Our design and manufacture of products for sale to the United States military, combined with our international supply chain, subjects us to certain governmental regulations, such as the International Traffic in Arms Regulations ("ITAR").  Certain of our products that we sell to the United States military are subject to ITAR, which is administered by the U.S. Department of State. ITAR regulates the export of related technical data and defense services as well as foreign production.  Given the current global political climate, there is increased focus by regulators and companies such as ours on ITAR and the actions that it regulates.  We are currently enhancing our ITAR controls and implementing improvements in our internal compliance program.  As we implement these enhancements and improvements, we are addressing certain of our business practices, which could lead to an increase in our costs.  In October 2008, we received approval from the U.S. government for our manufacturing license agreement between the Company and our Honduran subsidiary and we have begun to transfer work to our facility in Honduras. Also, if we discover issues that are sufficiently material, the U.S. Department of State could impose fines on us, investigate our business practices or impose other remedies upon us which could have a material adverse effect on our business.  Furthermore, the conduct and resolution of any such issues that are sufficiently material could be time consuming, expensive and distracting from the conduct of our business.  In addition, if our ITAR-related enhancements and improvements were to fail or be ineffective for a prolonged period of time, it could have a materially adverse effect on our operating results.

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

Our ability to expand or revenue depends, in part, on newly acquired businesses or product lines.  We may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products.  The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment, either in the form of cash or stock consideration.  There is no guarantee that the acquired businesses or product lines will contribute positively to earnings.  The anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.  Because we have a small management team, we may not be able to effectively assimilate the operations, technologies, personnel and products from the acquired company or our management team may be diverted from our other business concerns.

We depend on new products that are technical in nature. Our products are technical in nature and require significant engineering in order to develop. Rapid technological changes in our industry subject us to increased pressure to develop technological advances in our products. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and add additional features and adaptations of our existing products for new uses. If we are unable to develop sufficient new products to remain competitive, or if our products experience reliability problems, our business could be impacted.  Although products are tested prior to being sold, unanticipated or latent performance issues could be experienced subsequent to release. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, and additional service and warranty expenses.  Additionally, if we incur significant numbers of quality issues, we could initiate a formal product recall which could result in significant additional costs. Our failure to complete commercialization of these products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

Our stock price has been volatile.  In recent years, the price of our common stock has fluctuated greatly.  The price of our common stock could continue to be volatile and fluctuate in response to a variety of factors including, but not limited to, the following:

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

Product liability and product recalls could harm our reputation, revenue and financial condition. We design and manufacture or have manufactured for use our standard products and we assemble these products for delivery to our customers. We also rely on component parts that are manufactured or distributed by other suppliers. In the event that a flaw or deficiency in such products or components is found, we could face product liability claims, recall efforts or we could voluntarily initiate a recall. If a flaw or deficiency in a product or component is discovered before any damages or injury occurs, we may need to initiate a product recall effort. Any such recall initiative could entail substantial costs and adversely affect our reputation, revenue and financial condition. To the extent that claims are brought for personal injury or property damages, we could incur liability for such damages and be required to compensate persons who have suffered injury.

Our business and results of operations could be impacted by the implementation of Sarbanes Oxley.  Under current rules, we were required to complete an assessment of the adequacy of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 as of March 31, 2009. We also must include in our assessment, a report detailing management’s assessment of the design effectiveness of our internal control over financial reporting as well as the operating effectiveness of our internal control over financial reporting.  Although we will devote significant resources into developing and updating the required documentation and perform the required testing, there can be no assurance that we will be able to comply with all of Section 404’s requirements.

Additionally, our independent registered public accounting firm must issue an attestation report on the operating effectiveness of our internal control over financial reporting as of March 31, 2010.  If our internal control over financial reporting is not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion or may issue a qualified opinion as to the effectiveness of our internal control over financial reporting.  If this should occur, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which in turn, could cause a decline in the market price of our common stock.

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

 ITEM 3.  LEGAL PROCEEDINGS

            On December 29, 2006, we entered into a Settlement Agreement with Tower Manufacturing Corporation.  Under the Settlement Agreement, the civil actions filed by both us and Tower, including Fedders Corporation, were dismissed.  Under the terms of the settlement agreement, Tower agreed to pay us $3.2 million over a two year period.  We and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable.  We received our final payment from Tower in January, 2009.

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  On April 11, 2007 we filed a counterclaim against ELE asserting that the patent is valid and that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe our '337 patent.  We also sought monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies our Fire Shield® technology for cord fire prevention.

On August 4, 2008, we entered into a Settlement Agreement with  ELE.  Under the Settlement Agreement, the civil action involving TRC and ELE was dismissed.  As part of the Settlement Agreement, we entered into a cross-licensing arrangement with ELE for our ‘337 patent and ELE’s Chinese patents Nos. ZL200420096315.2, ZL 200520118736.5 and ZL200520118737.X for the period such patents remain valid and enforceable. The parties agreed to make payments to each other for sales of products made prior to July 1, 2008, thereby resulting in us receiving a net payment from ELE as part of the terms of the confidential Settlement Agreement. Under this licensing arrangement, we will receive royalty payments for periods beginning after June 30, 2008, based on the number of designated ELE Leakage Current Detector Interrupter Products sold.

We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

ITEM 4a.  EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers

Set forth below is information related to our executive officers and their ages as of March 31, 2009.

Name	Age	Position

Owen Farren	58	Chairman of the Board, President and Chief Executive Officer

Raymond B. Wood	74	Senior Vice President and Director of Government Operations and Marketing

Thomas G. Archbold	49	Vice President of Finance and Chief Financial Officer

J. Bradley Freeman	45	Vice President of Operations

Douglas B. Tilghman	47	Vice President of Engineering

Owen Farren has been Chairman of the Board of  Directors since November 2007, a Director of the Company since February 2007, and President & CEO since January 2007.  Prior to joining TRC he was the President of StratEx an interim management and turnaround firm from 2002 to December 2006.  From 1990 to 2002, he worked at SL Industries (AMEX:SLI) a power electronics and motion control company where he served as Chairman, President & CEO.  From 1983 until 1990, he worked for Simco Company, a static control company and a unit of Illinois Tool Works Inc. (NYSE:ITW), where he served as President.  Mr. Farren has an MBA in Finance and a BS in Marketing both from Indiana University.

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

Thomas G. Archbold was appointed, effective as of November 17, 2008, our interim Chief Financial Officer and interim Principal Accounting Officer.  Prior to joining TRC in October 2008, Mr. Archbold served as a consultant to Taylor White Specialized Staffing Services, Inc., an accounting and financial placement servicing firm. Effective as of December 15, 2008, our Board approved the appointment of Mr. Archbold as our Vice President of Finance and Chief Financial Officer.  From April 2004 to August 2007, Mr. Archbold served as Chief Financial Officer of HMS Holdings Corp. (NASDAQ:HMSY), a publicly held provider of cost management services for government sponsored health and human services programs.  From August 2002 to April 2004, Mr. Archbold served as Controller of HMS Holdings Corp.  Mr. Archbold began his career with Ernst & Young (1982-1991) where he served as a Senior Manager.  Mr. Archbold received a BS in Professional Accountancy from CW Post College in 1982.

J. Bradley Freeman joined TRC in April 2008 as our Vice President of Operations and has been an executive officer of TRC since August 2008.  Prior to joining TRC, he held the position of Vice President of Operations at R2 Technology, a medical device manufacturer.  His responsibilities at R2 included supply chain management, operations, customer service and information technologies.  Prior to R2, he worked at Siemens Medical, Ultrasound Division from April 2000 until April 2005, where he held positions as Chief Information Officer and Vice President of Strategic Purchasing.  Mr. Freeman holds a BS in Political Science from Florida State University.

Douglas B. Tilghman joined TRC in October 2007 as our Vice President of Engineering and has been an executive officer of TRC since August, 2008.  With over 22 years of experience in electronics hardware and firmware, he most recently was Director of Engineering at both Laird Technologies (electromagnetic shielding) and S. L. Waber/S. L. Industries (surge protection).  Mr. Tilghman also spent 3 years as a full time Professor of Electrical Engineering at Lehigh Carbon Community College and as an Adjunct BSET Coordinator/Professor for Temple University.  Prior to this, he spent five years with General Electric and served  as a Project Leader and AFCI Program Manager at GE’ Circuit Breaker division. Mr. Tilghman is a graduate of GE Crotonville’s school for New Managers.  He also spent six years with Deltech/Ingersol Rand as a Design Engineer for embedded control systems for large compressed air equipment.  Mr. Tilghman holds an AASEE, BSEE, MS-Engineering Management/EE and is pursuing a Ph.D. in Engineering Management.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and quoted on the NASDAQ stock market system, to which we gained admittance in December 1984, under the symbol “TRCI”.  In November 1995, NASDAQ approved our application for listing on the National Market System.  The following tables set forth a range of high and low market prices for our common stock for the fiscal years ended March 31, 2009 and 2008, as reported on the NASDAQ Stock Market, and the dividends declared with respect to each quarter ended within such years.

Fiscal Year Ended	High	Low	Cash Dividends
March 31, 2009:
First quarter	$3.31	2.48	$0.02
Second quarter	2.69	1.00	0.02
Third quarter	2.15	1.45	0.02
Fourth quarter	2.15	1.32	0.02
			$0.08
March 31, 2008:
First quarter	$5.65	4.01	$0.02
Second quarter	4.95	3.08	0.02
Third quarter	3.92	3.13	0.02
Fourth quarter	3.67	2.62	0.02
			$0.08

As of May 29, 2009, the approximate number of stockholders of record was 299.  This number does not include any adjustment for stockholders beneficially owning common stock held of record by any institutional fiduciary, which we believe to represent approximately an additional 2,470 stockholders.

Our authorized capital stock, as of May 29, 2009, consisted of 10,000,000 shares of common stock, par value $.51, of which 5,890,828 shares were outstanding.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors.  In fiscal years 2009 and 2008 we paid a quarterly cash dividend of $.02 per share or $.08 annually.   In fiscal 2007, we paid annual dividends of $.075 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to this item may be found under the caption “Equity Compensation Plans” in our definitive proxy statement to be delivered to stockholders in connection with our 2009 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

Stock Repurchase Program

We did not repurchase any equity securities during the years ended March 31, 2009 or 2008.  On June 28, 2006, the Board of Directors terminated the Stock Repurchase Program.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated balance sheet data as of March 31, 2009 and 2008 and operating results for the years ended March 31, 2009, 2008, and 2007 are derived from our consolidated financial statements which are included elsewhere in this Form 10-K.  The selected consolidated balance sheet data as of March 31, 2007, 2006 and 2005 and operating results for the years ended March 31, 2006 and 2005 are derived from audited consolidated financial statements which are not included in this Form 10-K.  You should read the selected financial data in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended March 31,

	2009	2008	2007	2006	2005
			(In thousands)
Revenue	$33,733	37,160	37,992	45,620	39,433
Cost of sales	22,266	27,900	29,368	34,978	29,618
Gross profit	11,467	9,260	8,624	10,642	9,815

Operating expenses	9,907	9,123	10,000	7,922	7,172
Income (loss) from operations	1,560	137	(1,376)	2,720	2,643

Interest expense	(10)	(75)	(182)	(255)	(48)
Other income	590	182	3,264	32	29
	580	107	3,082	(223)	(19)
Income before income taxes	2,140	244	1,706	2,497	2,624
Income tax expense	500	(112)	244	746	1,378
Net income	$1,640	356	1,462	1,751	1,246

Earnings per share:
Basic	$0.28	0.06	0.25	0.30	0.22
Diluted	$0.28	0.06	0.25	0.30	0.21

Shares outstanding:
Basic	5,891	5,889	5,884	5,786	5,755
Diluted	5,897	5,958	5,907	5,834	5,954

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$6,950	3,627	3,969	3,107	1,302
Working capital	18,003	15,734	16,032	15,393	13,602
Total assets	25,479	24,950	28,279	29,144	32,177
Long-term debt	-	-	2,000	2,000	2,350
Total debt	-	-	3,000	3,000	5,350
Total stockholders' equity	21,481	19,889	19,725	18,158	16,440
Cash dividends paid	0.08	0.08	0.075	0.06	0.06

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis describes the principal factors affecting the results of our operations, liquidity and capital resources, as well as our critical accounting policies. This discussion should be read in conjunction with the accompanying audited consolidated financial statements, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results, and the risk factors described in “ITEM 1A — RISK FACTORS” of this Annual Report on Form 10-K. Since we qualify as a smaller reporting company, the tabular disclosure of contractual obligations contemplated by Item 303(a)(5) of SEC Regulation S-K has been omitted as permitted by Item 303(d) of SEC Regulation S-K.

Executive Summary

In fiscal 2009, our revenue decreased $3.4 million or 9.2%, as compared with fiscal 2008.  Our commercial business decreased $4.1 million to $18.6 million in fiscal 2009 from $22.7 million in fiscal 2008 due to a continued decline in our RAC business and the impact of the recession on several of our major markets, including RV and industrial construction. Royalty income increased to $.5 million from $.3 million. Our military business increased $0.5 million or 3.7% from the prior year.  Our gross profit in fiscal 2009 increased $2.2 million to $11.5 million from $9.3 million in the prior year. The increased margin is principally due to the prior fiscal year gross margin including a $2.0 million write down in inventory and loss on purchase commitments and the current year including a $0.6 million gain on the disposition of this inventory and settlement of purchase obligations with one of our contract manufacturers. After adjusting the gross margins in fiscal 2009 and 2008 for these items, gross margin as a percentage of revenue increased to 32.1% from 30.2% in the prior year principally due to the revenue mix between military and commercial business. Operating expenses increased $0.8 million from fiscal 2008 levels, largely due to higher professional fees, increased military marketing expense and increased research and development expenses.  Other income, net, increased $0.5 million from income of $0.1 million to income of $0.6 million primarily as the result of payments received as part of a legal settlement.

Overview

We are an internationally recognized leader in the design, manufacture and sale of electrical safety products.  We market and sell our products through several channels of distribution including our in-house sales force, retail, distribution, domestic and international OEMs and third party sales representation organizations.

We recognize revenue from equipment sales when evidence of a sales arrangement exists, pricing is fixed or determinable, delivery, including title passage has taken place, and collectability from the customer is reasonably assured.  Amounts billed to customers in sales transactions related to shipping and handling are classified as product revenue.  Royalty revenue is recognized when reported by licensees.

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

 Results of Operations

The following table summarizes our operating results as a percentage of revenue for each of the periods shown:

	2009	2008	2007	2006	2005
Revenue:
Commercial	55.1%	61.0%	69.7%	70.7%	68.5%
Military	43.5%	38.1%	30.3%	29.3%	31.1%
Royalties	1.4%	0.9%	-	-	0.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0%	75.1%	77.3%	76.7%	75.1%
Gross profit	34.0%	24.9%	22.7%	23.3%	24.9%

Operating expenses:
Selling and marketing	8.6%	7.4%	7.6%	5.8%	6.5%
General and administrative	13.7%	12.0%	12.8%	7.3%	6.5%
Research and development	7.1%	5.1%	5.3%	4.3%	5.2%
Business restructuring charges	-	-	0.4%	-	-
Other	-	-	0.2%	-	-
Total operating expenses	29.4%	24.6%	26.3%	17.4%	18.2%
Income (loss) from operations	4.6%	0.4%	(3.6)%	5.9%	6.7%

Interest expense	0.0%	(0.2)%	(0.5)%	(0.6)%	(0.1)%
Other income	1.7%	0.5%	8.6%	0.1%	0.1%
	1.7%	0.3%	8.1%	(0.5)%	-
Income before income taxes	6.3%	0.7%	4.5%	5.4%	6.7%
Income tax expense (benefit)	1.5%	(0.3)%	0.6%	1.6%	3.5%
Net income	4.9%	1.0%	3.9%	3.8%	3.2%

 Fiscal 2009 and 2008 Comparison

Revenue for fiscal 2009 decreased $3.4 million, or 9.2% to $33.7 million from $37.2 million for the prior fiscal year.  Commercial revenue decreased $4.1 million to $18.6 million from $22.7 million. Royalty income increased to $.5 million from $.3 million. Military revenue increased $0.5 million or 3.7% to $14.7 million from $14.2 million in fiscal 2008.  The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business. The decline in commercial revenue was principally a result of a continuing decline in RAC revenue due to competition from off-shore, low-cost manufacturers and the impact of the recession on several of our major markets, including RV and industrial construction.  The increase in military revenue was attributable to increased demand after supplemental government funding became available during the current fiscal year.

Gross profit increased $2.2 million to $11.5 million for fiscal 2009 from $9.3 million for fiscal 2008.  The higher fiscal 2009 gross profit was primarily due to a fiscal 2008 write-down of inventory to lower of cost or market and a loss on purchase commitments in total amounting to $2.0 million resulting from the steep decline in demand for RAC products.  Additionally, in fiscal 2009, we recognized a $0.6 million gain on the disposition of this inventory and settlement of purchase obligations with one of our contract manufacturers. Gross profit as a percentage of revenue increased 9.1 percentage points from 24.9% in fiscal 2008 to 34.0% in fiscal 2009 primarily due to the items previously discussed. After adjusting the gross margins in fiscal 2009 and 2008 for these items, gross margin as a percentage of revenue increased to 32.1% from 30.2% in the prior year principally due to the revenue mix between military and commercial business.

Selling and marketing expense of $2.9 million in fiscal 2009 increased $.1 million or 5.2% from $2.8 million in fiscal 2008.  The $.1 million increase from the prior year was primarily due to an increase in military marketing.  Selling and marketing expense as a percent of revenue increased to 8.6% of revenue from 7.4% in fiscal 2008 principally due to the significant decrease in commercial revenue.  We expect selling and marketing expense to decrease approximately $0.2 million in fiscal 2010.

General and administrative expense increased $.1 million or 3.2% to $4.6 million for fiscal 2009 from $4.5 million in the prior year.  The increase from the prior year was principally due to increased professional fees and obligations incurred from the retirement of our Chief Financial Officer and increased professional fees. General and administrative expense as a percent of revenue increased  from 12.0% in fiscal 2008 to 13.7% in fiscal 2009 primarily due to the increase in general and administrative expenses discussed above and the lower revenue in fiscal 2009.

Research and development expense of $2.4 million increased 25.1% in fiscal 2009 from $1.9 million in fiscal 2008. Research and development expense as a percent of revenue increased to7.1% from 5.1 % in the prior year. The increase in research and development expense from the prior year period is primarily due to an increased headcount in engineering development and consulting related expenses as we added resources to improve our engineering expertise. We expect research and development expense to increase approximately $0.2 million in fiscal 2010.

Other income (expense), net was $0.6 million of income in fiscal 2009 versus $0.1 million of income in fiscal 2008, an increase in income of $0.5 million.  The increase in other income was primarily attributable to payments received as part of a legal settlement. In addition, interest expense declined from the prior year due to the repayment of all borrowings in fiscal 2008.

Income tax expense increased $.6 million to $.5 million from a benefit of $.1 million in fiscal 2008. The increase was due to lower income in fiscal 2008 as well as the jurisdictional source where the income was earned.  Our 2008 U.S. income was eliminated due to the large write down in inventory to market value and the increased loss on purchase commitments resulting in the only income we earned in fiscal 2008 being earned in Honduras where there is no income tax.  Income tax expense as a percent of income before income taxes was 23.4% in fiscal 2009, compared with (45.9) % in fiscal 2008.

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

Net income was $1.6 million for fiscal 2009, compared with $0.4 million reported in fiscal 2008, an increase of $1.2 million. Gross profit in fiscal 2009 was $2.2 million higher than fiscal 2008 and other income was $0.5 million higher than the prior year, but these income increases were partially offset by an increase in operating expenses of $0.8 million.

 Fiscal 2008 and 2007 Comparison

Revenue for fiscal 2008 decreased $.8 million, or 2.1% to $37.2 million from $38.0 million for the prior fiscal year.  Commercial revenues decreased $3.8 million due to a sharp decrease in RAC revenue.  Military revenue increased $2.6 million or 22.8% to $14.2 million from $11.5 million in fiscal 2007.  The decline in commercial revenue was principally a result of declining RAC revenue due to competition from off-shore, low-cost manufacturers.  The increase in military revenue was attributable to increased demand after government funding became available near the end of the prior fiscal year.

Gross profit increased $.6 million to $9.3 million for fiscal 2008 from $8.6 million for fiscal 2007.  The higher fiscal 2008 gross profit was primarily due to the sale of products with higher gross profit margins (product mix).  The fiscal 2008 write-down of inventory to lower of cost or market and the increased loss on purchase commitments in total amounting to $2.0 million as compared to $1.4 million in fiscal 2007 was due to the steep decline in demand for RAC products.  The $.6 million increase in inventory write-down and loss on purchase commitments negatively impacted fiscal 2008’s gross profit versus the prior year.    Gross profit as a percentage of revenue increased 2.2% from 22.7% in fiscal 2007 to 24.9% in fiscal 2008.  This increase in gross profit as a percent of revenue is also primarily due to the change in sales mix.

Selling and marketing expense of $2.8 million, or 7.4% of revenue, decreased $.1 million in fiscal 2008 from $2.9 million or 7.6% of revenue in fiscal 2007.  The $.1 million decrease from the prior year was primarily due to a decrease in compensation expense.  Selling and marketing expense as a percent of revenue decreased .2% principally due to the $.1 million decrease in selling and marketing expenses.

General and administrative expense declined $.4 million or 7.9% of revenue to $4.5 million or 12.0% of revenue for fiscal 2008. The decrease from the prior year was principally due to $.6 million in lower professional fees and $.2 million in lower write offs of bad debts partially offset by $.2 million in higher compensation related expenses, and $.1 in higher employee related expenses.  The reduction in professional fees is due to the settlement of our patent infringement lawsuit with the Tower Manufacturing Corporation in December 2006.  General and administrative expense as a percent of revenue decreased .8% from 12.8% in fiscal 2007 to 12.0% in fiscal 2008 primarily due to the decrease in general and administrative expenses discussed above.

Research and development expense of $1.9 million or 5.1% of revenue in fiscal 2008 declined $.1 million from $2.0 million, or 5.3% of revenue in fiscal 2007.

Restructuring charges were $.0 million in fiscal 2008 versus $.1 in fiscal 2007.  In March 2007, we reduced our U.S. workforce by approximately 12% in order to adjust our cost structure to be more competitive due to the loss of RAC revenue.  There were no comparable restructuring charges in fiscal 2008.

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

 We believe that the following are critical accounting policies:

Revenue Recognition/Allowance for Doubtful Accounts.  We recognize revenue from commercial customers when an order has been received and accepted, pricing is fixed, delivery has occurred and title to the product has passed and collectability is reasonably assured.  Title generally passes upon shipment to the customer; however, in a limited number of cases, title passes upon receipt of shipment by the customer.  We have no installation obligation subsequent to product shipment.  Similarly, revenue from sales to distributors are recognized as title passes to them without additional involvement or obligation.  Collection of receivables related to distributor sales is not contingent upon subsequent sales to third parties.  Royalty revenue is recognized as reported by licensees.

We may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (“non-standard” products) or fall outside the scope of SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, we record revenue under a units of delivery model with revenue and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.  For government contracts outside the scope of SOP 81-1, we record revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated revenue.  We have not experienced past losses on government contracts, and currently, we do not have any transactions being accounted for within the scope of SOP 81-1.

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

Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  A write-down is established for inventory that has had no activity for long periods of time or for which management believes is no longer salable.  This write-down is reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining write-down for obsolescence is inadequate , we may need to adjust it.  At present, based on our analysis, we believe the write-down amount is properly valued for the inventory held by us.

Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It had been management’s intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, prior to fiscal 2005 no provision had been made for foreign withholding taxes or United States income taxes which would become payable if undistributed earnings of our foreign subsidiary are paid to us as dividends.  In fiscal 2005 and fiscal 2006, pursuant to Sections 951 and 956 of the Internal Revenue Code, approximately $3.3 million of current year and prior undistributed earnings of our subsidiary in Honduras were deemed dividends to the parent company and subject to U.S. income tax.  Accordingly a provision was recorded for all of the taxes attributable to these deemed dividends in fiscal 2005 and fiscal 2006. The circumstances that triggered the taxation of our foreign earnings no longer exist and it is our intention to reinvest future undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.

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

Liquidity and Capital Resources

As of March 31, 2009, our cash and cash equivalents increased $.8 million to $2.9 million from the March 31, 2008 balance of $2.1 million.  The three components of this increase were cash provided by operating activities of $2.6 million, cash used in investing activities of $1.3 million and cash used in financing activities of $.5 million.

Cash provided by operating activities primarily resulted from net income of $1.6 million, depreciation expense of $1.1 million, a decrease in trade and other accounts receivable of $1.0 million, a decrease in net deferred taxes of $.8 million and stock compensation expense of $.4 million, partially offset by a decrease in accounts payable of $1.8 million and a decrease in accrued expenses of $.4 million. The decrease in accounts receivable was primarily due to improved collections even though a major customer paid us $1.0 million on April 1, 2009.  The decrease in accrued expenses is primarily due to the settlement of purchase commitments accrued in 2008.  The increase in stock compensation expense reflects an increase in the number of options vesting during the period and new stock option grants made in 2009.  The decrease in net deferred tax assets reflect the decrease in temporary differences between book and tax deductible items, principally the inventory reserves and purchase commitments recorded in 2008.

Cash used in investing activities was due to cash of $1.5 million used to acquire short term investments along with cash of $.8 million paid for purchases of property, plant and equipment less cash received of $.9 million upon collection of a note receivable.

Cash used in financing activities was due to dividends paid of $.5 million.

The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of our key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender, and 65% of the voting stock of our subsidiary in Honduras, and requires us to maintain certain financial ratios.  Our subsidiary in Honduras is no longer a borrower under the loan agreement.  As of March 31, 2009, we were in compliance with the covenants under our revolving credit agreement.  As of March 31, 2009 and 2008, we had no outstanding borrowings.

We have no off-balance sheet arrangements and no debt relationships other than noted above.

We believe cash flow from operations, the available bank borrowings and current short-term investments and cash and cash equivalents will be sufficient to meet our working capital requirements for the next 12 months.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 with respect to nonfinancial assets and nonfinancial liabilities that are not re-measured at fair value on a recurring basis (at least annually). The partial adoption of SFAS 157 had no material effect on our financial condition, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31, 2009, we did not have any minority interests.  The adoption of SFAS 160 is not expected to impact our consolidated financial statements.

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

Effective January 1, 2009, we adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of EITF 06-11 did not have a material impact on our financial position, results of operations or cash flows.

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

As of March 31, 2009, we have no long-term debt.  If we borrow, our loans are subject to changes in interest rates.   Additionally, the rate of interest is based on either the lender’s prime rate or on the 30-day London Interbank Offering Rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $40 on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Schedule required by this Item are set forth on the pages indicated at Item 15(a).

Consolidated Financial Statements
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2009 and 2008	F-2
Consolidated Statements of Income for the years ended March 31, 2009, 2008 and 2007	F-3
Consolidated Statements of Stockholders' Equity for the years ended March 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007	F-5
Notes to Consolidated Financial Statements	F-6 thru F-19

Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-20

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework”.  Based on this assessment, management concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm, KPMG LLP, regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2009 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file no later than 120 days after the end of the fiscal year covered by this Report.  With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this Report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2009 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2009 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2009 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2009 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item may be found in our definitive proxy statement to be delivered to stockholders in connection with our 2009 Annual General Meeting of Stockholders.  Such information is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report.

(1) All financial statements.

(2) Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts	F-20

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation dated May 26, 1981. Filed herewith.

3.2	Amendment to Articles of Incorporation dated February 12, 1982. Filed herewith.

3.3	Amendment to Articles of Incorporation dated September 2, 1983. Filed herewith.

3.4	Amendment to Articles of Incorporation dated November 30, 1983. Filed herewith.

3.5	Amendment to Articles of Incorporation dated June 13, 1984. Filed herewith.

3.6	Amendment to Articles of Incorporation dated December 21, 1987. Filed herewith.

3.7	Amendment to Articles of Incorporation dated September 24, 1990. Filed herewith.

3.8	Amendment to Articles of Incorporation dated August 23, 1995. Filed herewith.

3.9	Amended and Restated By-Laws, effective May 15, 2008. Incorporated by reference to TRC's Form 8-K filed on May 21, 2008.

10.1
License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company's Fire Shield® technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults.  Incorporated by reference to TRC's Annual Report on Form 10-KSB for the year ended March 31, 2002, filed on June 27, 2002.

10.2
Change of Control Agreement between the Company and its Chief Financial Officer, Barry H. Black, dated January 23, 2006.  Incorporated by reference to TRC’s Form 10-Q for the period ended December 31, 2005, filed February 14, 2006. (1)

10.3
Patent Infringement Lawsuit Settlement Agreement, dated December 29, 2006, by and between the Company and Tower Manufacturing Corporation.  Incorporated by reference to TRC’s Form 10-Q for the period ended December 31, 2006, filed on June 20, 2007.

10.4
Amended and Restated Loan Agreement, dated December 27, 2007, between the Company and Wachovia Bank, National Association, extending the maturity date to September 30, 2009, and eliminating the Company’s wholly-owned subsidiary, Technology Research Corporation Honduras/S.A. de C.V. as a co-borrower.  Incorporated by reference to TRC’s Form 8-K filed on January 30, 2008.

10.5	Promissory Note, dated December 27, 2007, payable by the Company to Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed on January 30, 2008.

10.6	Security Agreement, dated December 27, 2007, between the Company and Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed on January 30, 2008.

10.7	Form of Individual Director Indemnification Agreement. Incorporated by reference to TRC’s Form 10-K for the year ended March 31, 2007, filed on June 29, 2007. (1)

10.8	Form of Non-Qualified Stock Option Grant under the Company's 2000 Long Term Incentive Plan. Incorporated by reference to TRC’s Form 10-K for the year ended March 31, 2007, filed on June 29, 2007. (1)

10.9	Form of Qualified Stock Option Grant under the Company's 2000 Long Term Incentive Plan. Incorporated by reference to TRC’s Form 10-K for the year ended March 31, 2007, filed on June 29, 2007. (1)

10.10	Amended and Restated 2000 Long Term Incentive Plan effective August 27, 2008. Incorporated by reference to TRC’s Form DEF 14A filed on July 21, 2008.

10.11	Separation Agreement and General Release with Barry Black dated September 2, 2008. Incorporated by reference to TRC’s Form 8-K filed on September 3, 2008. (1)

10.12	Amendment No. 1 to Separation Agreement and General Release with Barry Black dated October 31, 2008. Incorporated by reference to TRC’s Form 8-K filed on November 4, 2008. (1)

10.13	Settlement Agreement between Technology Research Corporation and Shanghai ELE Manufacturing Corporation. Incorporated by reference to TRC’s Form 8-K filed on November 14, 2008.*

10.14	Restricted Stock Agreement - Employee. Incorporated by reference to TRC’s Form 8-K filed on December 19, 2008.

10.15	Nonqualified Stock Option Agreement - Director. Incorporated by reference to TRC’s Form 8-K filed on February 9, 2009.

10.16	Restricted Stock Agreement - Director. Incorporated by reference to TRC’s Form 8-K filed on February 19, 2009.

10.17	Nominating and Governance Committee Charter. Incorporated by reference to TRC’s Form 8-K filed on March 18, 2009.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
_____________________
 (1)  Management contracts and compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
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

Date: June 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Owen Farren	Chairman Board of Directors, President and Chief Executive Officer	June 15, 2009
Owen Farren	(Principal Executive Officer)

/s/ Thomas G. Archbold	Vice President of Finance and Chief Financial Officer	June 15, 2009
Thomas G. Archbold	(Principal Financial and Accounting Officer)

/s/ Raymond B. Wood	Director and Senior Vice President of Government Operations	June 15, 2009
Raymond B. Wood

/s/ Gerry Chastelet	Director	June 15, 2009
Gerry Chastelet

/s/ Raymond V. Malpocher	Director	June 15, 2009
Raymond V. Malpocher

/s/ Patrick M. Murphy	Director	June 15, 2009
Patrick M. Murphy

/s/ N. John Simmons, Jr.	Director	June 15, 2009
N. John Simmons, Jr.

/s/ David F. Walker	Director	June 15, 2009
David F. Walker

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

June 15, 2009
Tampa, Florida
Certified Public Accountants

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
 March 31, 2009 and 2008
(In thousands, except share and per share data)

ASSETS	2009	2008
Current assets:
Cash and cash equivalents (note 5)	$2,954	2,132
Short-term investments (note 5)	3,996	1,495
Trade and other accounts receivable, net of allowance for doubtful
accounts of $203 in 2009 and $123 in 2008 (note 5)	5,372	6,573
Other receivable - current portion	-	869
Income taxes receivable (note 6)	631	197
Inventories, net (notes 2 and 5)	8,013	7,788
Deferred income taxes (note 6)	622	1,446
Prepaid expenses and other current assets	265	258
Total current assets	21,853	20,758

Property, plant and equipment, net of accumulated depreciation of
$9,852 in 2009 and $11,604 in 2008 (note 3)	3,189	3,684
Intangible assets net of accumulated amortization of $178 in 2009 and $119 in 2008	404	463
Other assets	33	45
Total assets `	$25,479	24,950

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,309	3,111
Unsettled treasury obligation	998	-
Accrued expenses	1,422	1,781
Accrued dividends	121	132
Total current liabilities	3,850	5,024
Income taxes payable (note 6)	111	-
Deferred income taxes (note 6)	37	37
Total liabilities	3,998	5,061

Stockholders' equity (note 7):
Common stock $0.51 par value; 10,000,000 shares authorized, 5,912,328 shares issued and 5,890,828 shares outstanding	3,015 3,015
Additional paid-in capital	9,982	9,568
Retained earnings	8,524	7,346
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	21,481	19,889
Total liabilities and stockholders' equity	$25,479	24,950

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Statements of Income
 Years ended March 31, 2009, 2008 and 2007
(In thousands, except share and per share data)

	2009	2008	2007
Revenue (note 9):
Commercial	$18,582	22,680	26,471
Military	14,674	14,152	11,521
Royalties	477	328	-
Total Revenue	33,733	37,160	37,992
Cost of sales	22,266	27,900	29,368
Gross profit	11,467	9,260	8,624

Operating expenses:
Selling and marketing	2,899	2,756	2,906
General and administrative	4,627	4,463	4,847
Research and development	2,381	1,904	2,026
Business restructuring charges	-	-	138
Other	-	-	83
Total operating expenses	9,907	9,123	10,000
Income (loss) from operations	1,560	137	(1,376)

Interest expense	(10)	(75)	(182)
Other income	590	182	3,264
	580	107	3,082
Income before income taxes	2,140	244	1,706
Income tax expense (benefit) (note 6)	500	(112)	244
Net income	$1,640	356	1,462

Earnings per share - basic	$0.28	0.06	0.25

Earnings per share - diluted	$0.28	0.06	0.25

Shares outstanding - basic	5,890,828	5,889,136	5,884,083

Shares outstanding - diluted	5,897,237	5,958,336	5,906,563

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
 Years ended March 31, 2009, 2008 and 2007
(In thousands, except share and per share data)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders'
	Shares	Amount	capital	earnings	stock	equity
Balances as of March 31, 2006:	5,827,149	$2,983	8,770	6,445	(40)	18,158

Dividends - $0.075 per share	-	-	-	(443)	-	(443)
Net income	-	-	-	1,462	-	1,462
Stock compensation expense	-	-	144	-	-	144
Issuance of shares in connection
with acquisition (note 14)	51,679	26	321	-	-	347
Tax benefit related to exercise
of stock options	-	-	5	-	-	5
Exercise of stock options	10,000	5	47	-	-	52
Balances as of March 31, 2007:	5,888,828	3,014	9,287	7,464	(40)	19,725

Dividends - $0.08 per share	-	-	-	(474)	-	(474)
Net income	-	-	-	356	-	356
Stock compensation expense	-	-	278	-	-	278
Tax benefit related to exercise
of stock options	-	-	1	-	-	1
Exercise of stock options	2,000	1	2	-	-	3
Balances as of March 31, 2008:	5,890,828	3,015	9,568	7,346	(40)	19,889
Dividends - $0.08 per share	-	-	-	(462)	-	(462)
Net income	-	-	-	1,640	-	1,640
Stock compensation expense	-	-	414	-	-	414
Balances as of March 31, 2009	5,890,828	$3,015	9,982	8,524	(40)	21,481

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Consolidated Statements of Cash Flows
 Years ended March 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$1,640	356	1,462
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on short-term investments	(47)	(17)	(17)
Bad debt expense	166	69	261
Note receivable received as partial settlement of lawsuit	-	-	(1,700)
Accretion of interest on note receivable	-	(127)	(34)
Collection of interest on note receivable	-	142	-
Depreciation	1,100	1,157	1,126
In-process research and development	-	-	17
Amortization of intangible assets	59	60	59
Stock compensation expense	414	278	144
Deferred income taxes	824	(549)	(649)
Loss on disposal of assets	156	-	83
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable	1,035	308	3,519
Inventories, net	(225)	1,506	418
Prepaid expenses and other current assets	(7)	93	(141)
Other assets	12	2	23
Trade accounts payable	(1,802)	84	(1,823)
Accrued expenses	(359)	372	86
Income taxes	(323)	(1,043)	(622)
Net cash provided by operating activities	2,643	2,691	2,212

Cash flows from investing activities:
Maturities of short-term investments	6,500	2,000	1,309
Purchases of short-term investments	(7,956)	(2,980)	(1,290)
Acquisition of business	-	-	(331)
Capital expenditures	(761)	(429)	(682)
Proceeds from collection of notes receivable	869	850	-
Net cash used in investing activities	(1,348)	(559)	(994)

Cash flows from financing activities:
Borrowings of short-term debt	2,200	-	3,000
Repayments of short and long-term debt	(2,200)	(3,000)	(3,000)
Proceeds from the exercise of stock options	-	3	52
Tax benefit related to exercise of stock options	-	1	5
Cash dividends paid	(473)	(475)	(411)
Net cash used in financing activities	(473)	(3,471)	(354)

Net increase (decrease) in cash and cash equivalents	822	(1,339)	864
Cash and cash equivalents at beginning of year	2,132	3,471	2,607
Cash and cash equivalents at end of year	$2,954	2,132	3,471

Supplemental cash flow information:
Cash paid for interest	$10	76	124
Cash paid for income taxes	-	1,480	1,514
Supplemental schedule of noncash investment activities:
Purchase of short-term investments	(998)	-	-
Unsettled Treasury obligation	998	-	-
The Company purchased a Recreational Vehicle product line business from Automated Engineering Corporation. In conjunction with the acquisition, cash and non cash consideration was provided as follows:
Cash paid to seller	-	-	279
Cash paid for acquisition costs	-	-	52
Common stock issued to seller, 51,679 shares	-	-	347
Assets acquired	$-	-	678

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

(1)  Summary of Significant Accounting Policies

(a)  Description of Business

Technology Research Corporation and subsidiary (the “Company”) is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and/or prevent electrical fires in the home and workplace.  Based on its core technology in ground fault sensing, our products are designed to meet the needs of the consumer, commercial and industrial markets worldwide.  We also supply power monitors and control equipment to the United States military and its prime contractors, primarily for use on mobile electric generators. Our corporate headquarters are located in Clearwater, Florida.  We incorporated TRC Honduras, S.A. de C.V., a wholly owned subsidiary, for the purpose of manufacturing our high volume products in Honduras.  We primarily sell our products direct to the customer, through retail stores, to original equipment manufacturers and through electrical distributors involved in a variety of industries and to governmental entities. We perform credit evaluations of all new customers and generally do not require collateral.  Our customers are located throughout the world.  See note 9 for further information on major customers.  We also license our technology for use by others in exchange for a royalty or product purchases.

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

(c)  Principles of Consolidation

The consolidated financial statements include the financial statements of Technology Research Corporation and our wholly owned subsidiary, TRC Honduras, S.A. de C.V. All significant intercompany balances and transactions have been eliminated in consolidation.

(d)  Cash Equivalents

Cash equivalents amounted to $1,017 and $53 as of March 31, 2009 and 2008, respectively, and consisted of money market accounts.  For purposes of the consolidated statements of cash flows, we consider all short-term investments with original maturities of three months or less to be cash equivalents.

(e)  Short-term Investments

The value of the short-term investment totaled $3,996 as of March 31, 2009, consisting of original cost plus accrued interest on U.S. Treasury Bills and included $998 for an unsettled purchase of a U.S. Treasury bill resulting in a matching liability being recorded in current liabilities. We consider all of our short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

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

We may enter into government contracts that fall within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) (“non-standard” products) or fall outside the scope of SOP 81-1 (“standard” products).  For government contracts within the scope of SOP 81-1, we record revenue under a units of delivery model with Revenue and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with SOP 81-1.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
 March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

For government contracts outside the scope of SOP 81-1, we record revenue the same as for commercial customers discussed above and would record a loss in the event the costs to fulfill a government contract are in excess of the associated Revenue.  We have not experienced past losses on government contracts, and in fiscal 2009, we do not have any transactions being accounted for within the scope of SOP 81-1.

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

(g)  Concentration of Credit Risk

We maintain most of our short-term investments in U.S. Treasury Bills. Our cash balances are in a bank participating in the Federal Deposit Insurance Corp. (FDIC) transaction account guarantee program and are fully insured.

We sell products to customers throughout the world and in many markets including retail, distribution, OEM, and directly to consumers.  Customers are reviewed for creditworthiness, and we maintain an allowance for anticipated losses.  We had one customer with an accounts receivable balance equal to more than 10% of total accounts receivable at the end of our fiscal 2009 year.

One Far East contract manufacturer supplied us with 10% of our total inventory purchases in fiscal 2009.

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

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

(l)  Stock-Based Compensation

On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at fair value. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of income over the remaining service period after the adoption date based on the award’s original estimate of fair value. SFAS 123R requires the cash flows resulting from tax benefits recognized for those options (excess tax benefits) to be classified as financing cash flows.

Total share-based compensation expense recorded in the consolidated statements of income was $414, $278, and $144 for the years ended March 31, 2009, 2008, and 2007, respectively.

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

 The table below reconciles the calculation of basic and diluted earnings per share:

	Years ended March 31,
	2009	2008	2007
Net income	$1,640	356	1,462

Weighted average shares outstanding - basic	5,890,828	5,889,136	5,884,083
Dilutive common shares issuable upon exercise of stock options	6,409	69,200	22,480
Dilutive unvested commons shares associated with restricted stock awards	-	-	-
Weighted average shares outstanding - diluted	5,897,237	5,958,336	5,906,563
Earnings per common share:
Basic	$0.28	0.06	0.25
Diluted	$0.28	0.06	0.25

For the fiscal years ended March 31, 2009, 2008 and 2007 options to purchase 930,001, 287,800 and 261,900 shares, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.  In accordance with the contingently issuable shares provision of SFAS No.128 “Earnings per Share”, 106,999 shares of non-vested common stock awards (“restricted stock”) granted were not included in the calculation of basic earnings per share for the fiscal year ended March 31, 2009 because all necessary conditions for vesting have not been satisfied.

(n)  Recently Issued Accounting Standards

 In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 with respect to nonfinancial assets and nonfinancial liabilities that are not re-measured at fair value on a recurring basis (at least annually). The partial adoption of SFAS 157 had no material effect on our financial condition, results of operations or cash flows.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

 Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31, 2009, we did not have any minority interests.  The adoption of SFAS 160 is not expected to impact our consolidated financial statements.

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

Effective January 1, 2009, we adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of EITF 06-11 did not have a material impact on our financial position, results of operations or cash flows.

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

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

(o)  Advertising Expenses

We account for advertising expenditures as expense in the period incurred.  For the fiscal years ended March 31, 2009, 2008, and 2007, advertising expenses were $204, $186 and $134, respectively.

(p)  Fair Value of Financial Instruments

The fair value of short-term investments, trade and other accounts receivable, trade accounts payable, accrued expenses, accrued dividends and income taxes receivable approximates their book value due to their short-term nature.

 (2)  Inventories

Inventories at March 31, 2009 and 2008 consist of the following:

	2009	2008
Raw materials	$5,084	4,976
Work-in-process	766	663
Finished goods	2,163	2,149
Total	$8,013	7,788

Approximately 42% and 51% of our inventories were located in Honduras as of March 31, 2009 and 2008, respectively.  In March 2008, we recorded a write-down of inventory in the amount of $1,212 and an increased loss due to non-cancellable purchase commitments in the amount of $459, and in December 2007, the Company recorded a write-down of inventory in the amount of $284. Substantially all of the write down and the loss on non-cancellable purchase commitments in fiscal 2008 were due to continued reduction in demand for RAC products. On August 20, 2008, we received $310 from one of our contract manufacturers in full and final settlement for the disposition of 310,000 kilograms of TRC’s FireShield® cable inventory and settlement of other purchase obligations.  During the year ended March 31, 2009, we recognized a gain of $637 resulting from the settlement of this FireShield® cable inventory disposition, the satisfaction of contract purchase obligations, and other inventory held with our contract manufacturer.  This gain is included in our cost of sales.

(3)  Property, Plant and Equipment

Property, plant and equipment as of March 31, 2009 and 2008 consist of:

	2009	2008	Estimated useful lives
Building and improvements	$1,870	1,679	20 years
Machinery and equipment	11,171	13,609	5 - 15 years
	13,041	15,288
Less: Accumulated depreciation	9,852	11,604
	$3,189	3,684

Approximately 32% and 37% of our property, plant and equipment was located in Honduras as of March 31, 2009 and 2008, respectively. During fiscal 2009, we identified assets no longer in service with a gross asset value of $3,009 and accumulated depreciation of $2,853 and recorded a loss on disposal of $156, which is recorded in cost of sales.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

(4)  Warranty

We generally provide a one year warranty period for all of our products.  We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us.  Our warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in our warranty liability, included in accrued expenses, for the fiscal years ended March 31, 2009, 2008, and 2007 is as follows:

	Years ended March 31,
	2009	2008	2007
Beginning balance	$137	90	111
Warranty expense	151	152	67
Warranty claims	(124)	(105)	(88)
Ending balance	$164	137	90

 (5)  Debt

The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of our key assets including receivables, inventory, investments, demand deposit accounts maintained with our lender, and 65% of the voting stock of our subsidiary in Honduras and requires us to maintain certain financial ratios.  Our subsidiary in Honduras is no longer a borrower under the loan agreement.   As of March 31, 2009 and 2008, we had no borrowings on this credit agreement and the full $6 million is available.

We have no off-balance sheet arrangements and no debt relationships other than noted above.

(6)  Income Taxes

Our effective income tax rate was 23.4%, (45.9) % and 14.3% for the years ended March 31, 2009, 2008, and 2007, respectively. The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our subsidiary in Honduras.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

As of April 1, 2007, we adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  There was no effect recorded upon adoption and there were no unrecognized tax benefits as of March 31, 2007 and April 1, 2007.  As of March 31, 2009, we have unrecognized tax benefits of $127, of which $16 is included in income taxes receivable and $111 is included in noncurrent income taxes payable.  During fiscal 2009, we recorded $115 of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $3 and $1in fiscal 2009 and 2008, respectively. Total accrued interest at March 31, 2009 and 2008 was $7 and $4, respectively, and was included in income taxes receivable. There are no accrued penalties. After adoption of FIN 48, our policy is to recognize interest and penalties in the provision for income taxes.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

A reconciliation of unrecognized tax benefits is as follows:

	2009	2008
Beginning balance	$ 12	-

Additions based on tax positions
related to the current year	111	12

Additions for tax positions of prior years	4	-
	_____	____
Balance as of March 31	$ 127	12

We file U.S. Federal and Florida income tax returns.  We have concluded an audit on all U.S. federal income tax matters through the fiscal 2004 year.  Federal and state income tax returns for fiscal years 2006 through 2008 have not been audited.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$72	44
Inventories, principally due to a different cost basis for financial reporting purposes and additional costs inventoried for tax purposes	288	1,224
Stock-based compensation	166	91
Net operating loss carryforward	20	-
Accrued expenses	166	156
Intangible assets, principally due to differences in amortization	51	20
Total gross deferred tax asset	763	1,535

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(107)	(57)
Prepaid expenses	(71)	(69)
Total gross deferred tax liability	(178)	(126)
Net deferred tax asset	$585	1,409

 Net deferred tax asset included in the accompanying consolidated balance sheets as of March 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income taxes, current asset	$622	1,446
Deferred income taxes, noncurrent asset (liability)	(37)	(37)
	$585	1,409

Management assesses the likelihood that the deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible.  Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes we will realize the benefits of these deductible differences at March 31, 2009.

At March 31, 2009, we have net operating loss carryforwards for state income tax purposes of $533, which are available to offset future state taxable income through 2029.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

Income tax expense (benefit) for the years ended March 31, 2009, 2008, and 2007 consists of:

	2009	2008	2007
Current:
Federal	$(330)	404	825
State	6	33	68
	(324)	437	893
Deferred:
Federal	768	(518)	(601)
State	56	(31)	(48)
	824	(549)	(649)
	$500	(112)	244

Income tax expense (benefit) for the years ended March 31, 2009, 2008 and 2007 differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

	2009	2008	2007
Computed expected tax expense	$728	83	580
Increase (reduction) in income taxes resulting from:
Foreign earnings for which no income taxes have been provided	(421)	(233)	(256)
State income taxes, net of Federal income tax effect	41	1	13
Incentive stock options	68	42	-
Domestic production activities deduction		(25)	(60)
Provision for uncertain tax positions	118	16	-
Other	(34)	4	(33)
	$500	(112)	244

The operating results of our foreign manufacturing subsidiary are not subject to foreign tax as it is operating under an indefinite tax holiday granted on January 7, 2002 by the Honduran Secretary of Industry and Commerce.  Prior to January 7, 2002, the subsidiary operated under a 20-year tax holiday.  The foreign operations generated income of approximately $1,238 in 2009, $686 in 2008, and $708 in 2007.  In March 2007, we determined that during fiscal years March 31, 2005 and 2006 we had inadvertently triggered additional U.S. taxable income and an income tax liability due to our borrowings under our joint line of credit with our subsidiary in Honduras.  In April 2007, we filed amended income tax returns and paid additional income taxes for the years ended March 31, 2005 and 2006.  In June 2007, we filed restated financial statements with the SEC.  As of March 31, 2009 no income taxes have been provided on the $1,238 of earnings in Honduras in fiscal 2009, $686 of earnings in Honduras in fiscal 2008 and $708 of earnings in Honduras in fiscal 2007.

The total amount of undistributed earnings of our foreign subsidiary for income tax purposes was approximately $2,883 as of March 31, 2009.  It is our intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone its remittance.  Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to us.  The unrecognized deferred tax liability on those earnings is approximately $981.

(7) Stock Options and Grants

We have adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards (non-vested shares) of our common stock (the “Plans”).  Employee stock options generally vested over a three year period and, until March 2008, director stock options vested over a two year period.  Beginning in March 2008, when directors were granted stock options for the fiscal 2009 year, the director options also vest over a three- year period. The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

more than 10% of the voting power of all classes of our stock, the exercise price for an incentive stock option may not be less than
110% of the fair market value of the shares of our common stock on the date of grant.  The term of a stock option may not exceed ten years.  Non-qualified stock options will be granted at the fair market value on the date of grant.

Our 1993 Incentive Stock Option Plan and 1993 Amended and Restated Non-Qualified Stock Option Plan have expired, and no options will be granted from these plans in the future.  Certain options under these plans, however, are still outstanding and can be exercised in the future.

On March 24, 2000, our Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by our stockholders in August 2000 at our annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either employees or directors.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (non-vested shares) to our officers and directors.

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting.  The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either our employees or directors. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (non-vested shares) to either our employees or directors. A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan.  A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 332,750 shares remain available for awards as of March 31, 2009.

The table below summarizes option activity in the Plans for the fiscal years ended March 31, 2009, 2008, and 2007:

			Aggregate	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2006	603,850	540,911	$ 745	$ 7.86	5.05
Options expired	(150,000)	-		$ 5.13
Options granted	(50,000)	50,000		$ 5.17	9.67
Restricted stock grants	(23,370)	-
Options canceled	-	(235,976)		$ 5.59
Restricted stock forfeited	23,370	-
Options exercised	-	(10,000)	13	$ 5.17
Balance as of March 31, 2007	403,850	344,935	$ 107	$ 9.10	7.44
Options granted	(444,700)	444,700		$ 3.27	9.74
Options canceled	177,350	(25,683)		$11.69
Options exercised	-	(2,000)	3	$ 1.80
Balance as of March 31, 2008	136,500	761,952	$ 34	$ 5.63	8.35
Additional shares reserved	500,000	-
Options expired		(3,117)		$ 1.63
Options granted	(274,001)	274,001		$ 1.93	9.64
Options canceled	77,250	(77,250)		$ 7.37
Restricted stock grants	(106,999)	-
Options exercised	-	-
Balance as of March 31, 2009	332,750	955,586	$ 1	$ 4.44	8.09
Exercisable as of March 31, 2009		417,541	$ 1	$ 6.77	6.73
_______________________________

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2009, 2008, and 2007 was $1.07 per share, $2.17 per share, and $3.75 per share, respectively.  The total intrinsic value of options exercised during the fiscal years ended March 31, 2009, 2008, and 2007 was $-, $3, and $13, respectively.

As of March 31, 2009, there was $696 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of stock options vested during the fiscal years ended March 31, 2009, 2008, and 2007 was $388, $153, and $118, respectively.

We estimated the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model, which is impacted by our stock price as well as assumptions regarding several subjective variables including our expected stock price volatility over the term of the awards, actual and projected employee option exercise experience, the risk free interest rate and expected dividends.  The estimated expected term of options that have been granted was based on historical option exercise trends.  Estimated volatility was based on historical volatility over the expected term and the risk free interest rate was based on U.S. Treasury Bills similar to the expected term.  The expected dividend yield was based on our experience with paying dividends over the past 12 months.  We are also required to estimate forfeitures at the time of the grant and to revise these estimates in later periods if actual forfeitures differ from those estimates.  Historical data was used to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The per share weighted average exercise price of stock options granted during 2009, 2008, and 2007 was $1.93, $3.27, and $5.17, respectively, on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Years Ended March 31,
	2009	2008	2007
Weighted-average expected dividend yield	3.1%	1.9%	1.3%
Weighted-average risk free interest rate	2.1%	3.9%	4.8%
Weighted-average expected volatility	76.3%	83.5%	89.9%
Weighted-average expected life	7.5 years	7.45 years	7.05 years

As of March 31, 2009, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of outstanding as of March 31, 2009	Weighted average remaining contractual life(years)	Weighted average exercise price	Number exercisable as of March 31, 2009	Weighted average exercise price
$1.50 - 1.63	6,000	2.6	$1.52	6,000	$1.52
$1.64 - 1.80	203,586	9.1	1.70	24,585	1.74
$1.81 - 4.87	501,200	8.8	3.10	152,156	3.26
$4.88 - 5.17	60,000	7.2	5.02	50,000	5.04
$5.18 - 8.30	50,000	6.7	7.27	50,000	7.27
$8.31 - 12.34	134,800	5.0	12.34	134,800	12.34
	955,586	8.1	$4.44	417,541	$6.77

We have also reserved 32,667 shares of our common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue.  There were no such shares issued during the years ended March 31, 2009, 2008, or 2007.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

In April 2006, we granted a total of 23,370 shares of restricted stock to eleven members of our senior management team as stock awards under the Company’s 2000 Long Term Incentive Plan.  Each stock award was limited in amount at the time of grant to 25% of the grantee’s target incentive bonus for our 2007 fiscal year.  Under the terms of these restricted stock awards, the grantee had to be an active employee on April 30, 2007 and achieve a performance condition that was based upon certain gross profit margin targets that we established for the year ended March 31, 2007.  As of March 31, 2007, none of the performance targets were met and, as a result, all 23,370 shares granted under these stock awards were forfeited and the shares cancelled.

We granted 81,999 shares of restricted stock awards (non-vested shares) in December 2008 at a grant date fair value of $1.70 per share.  We granted 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a grant date fair value of $1.90 per share.  The shares have a three-year vesting period.  As of March 31, 2009, all 106,999 shares of restricted stock are non-vested and remain outstanding.

As of March 31, 2009, there was $168 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.7 years. There was no vesting of restricted stock in fiscal 2009.

The following table summarizes restricted stock activity since March 31, 2006:
Weighted-average
Grant-Date
	Shares	Fair Value
Non-vested balance at March 31, 2006	-
Restricted stock granted	23,370
Restricted stock vested	-
Restricted stock forfeited	(23,370)
Non-vested balance as of March 31, 2007	-
Restricted stock granted	-
Restricted stock vested	-
Restricted stock forfeited	-
Non-vested balance as of March 31, 2008	-
Restricted stock granted	106,999	$ 1.75
Restricted stock vested	-
Restricted stock forfeited	-
Non-vested balance as of March 31, 2009	106,999	$ 1.75
(8)  Leases

We lease the land on which our operating facility is located in Clearwater, Florida.  This operating lease was for a period of 20 years through August 2001 with options to renew for two additional ten-year periods.  We utilized the first ten-year option and extended the lease through August 2011.  The lease provides for rent adjustments every five years.  We are responsible for payment of taxes, insurance and maintenance.  In the event we elect to terminate the lease, title to all structures on the land reverts to the lessor.

Our subsidiary leases its operating facility in Honduras.  The initial operating lease was for five years through February 2002, and since then, has been extended on a yearly basis through March 2010.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2009 are:

Year ending March 31,
2010	$217
2011	35
2012	15
Thereafter	-
Total minimum lease payments	$267

Rental expense for all operating leases was approximately $217 in 2009, $261 in 2008, and $254 in 2007.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

(9)  Major Customers

We operate in one business segment - the design, development, manufacture and marketing of electronic control and measurement devices for the distribution of electric power.  We only report sales and standard gross profit by market (commercial and military), no allocations of manufacturing variances and other costs of operations or assets are made to the markets.  Sales by market are:

	Years ended March 31,
	(In thousands)
Customer	2009	2008	2007
U.S. Military (direct sales)	$3,517	6,400	3,623
DRS Technologies, Inc., a U.S. Government Prime Contractor	10,251	6,986	7,000
Total Revenue for major customers	$13,768	13,386	10,623

Exports:
Africa	$1	1	2
Australia	2	1	9
Canada	63	62	243
Europe	2,000	1,921	2,866
Far East	1,548	2,189	5,146
Mexico	125	526	639
Middle East	28	17	29
South America	27	13	22
Total exports	$3,794	4,730	8,956

(10)  Benefit Plan

Our 401(k) plan covers all employees with three months of service who are at least 21 years old.  We match employee contributions dollar-for-dollar up to $400.  Our contributions were approximately $23 in 2009, $23 in 2008, and $30 in 2007.

 (11)  Litigation

On December 29, 2006, we entered into a Settlement Agreement with Tower Manufacturing Corporation (“Tower”).  Under the Settlement Agreement, the civil actions filed by both us and Tower, including Fedders Corporation, were dismissed. Under the terms of the Settlement Agreement, Tower agreed to pay $3.2 million over a two year period. The settlement is included in other income in the fiscal 2007 consolidated statement of income.  We and Tower have also entered into a cross licensing agreement of the patents that were the subject of the lawsuits for the period they remain valid and enforceable. We received our final payment from Tower under the Settlement Agreement in January, 2009.

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the 337 patent”) is invalid and not infringed by ELE.  We had previously written a letter to ELE requesting that they cease all infringing activity relating to the '337 patent.  On April 11, 2007 we filed a counterclaim against ELE asserting that the patent is valid and that ELE's Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe our '337 patent.  We also sought monetary damages against ELE for past infringement of the '337 patent.  The '337 patent underlies our Fire Shield® technology for cord fire prevention.

              On August 4, 2008, we entered into a Settlement Agreement with  ELE.  Under the Settlement Agreement, the civil action involving TRC and ELE was dismissed.  As part of the Settlement Agreement we entered into a cross-licensing arrangement with ELE for our ‘337 patent and ELE’s Chinese patents Nos. ZL200420096315.2, ZL 200520118736.5 and ZL200520118737.X for the period such patents remain valid and enforceable. The parties agreed to make payments to each other for sales of products made prior to July 1, 2008, thereby resulting in us receiving a net payment from ELE as part of the terms of the confidential Settlement Agreement.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

Under this licensing arrangement, we will receive royalty payments for periods beginning after June 30, 2008, based on the number of designated ELE Leakage Current Detector Interrupter Products sold.

We are involved in various claims and legal actions arising in the ordinary course of business.  In management’s opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

(12)  Stock Repurchase Plan

On December 9, 1999, our board of directors approved a plan for us to buy back up to 500,000 shares of our common stock on the open market.  Through the year ended March 31, 2009, we had repurchased 21,500 shares at a cost of $40.  On June 28, 2006, our board of directors terminated our stock repurchase program.

 (13)  Selected Quarterly Financial Data (Unaudited)

Information (unaudited) related to operating revenue, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2009 and 2008 are:
	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended March 31, 2009:
Revenue	$8,631	9,297	7,821	7,984
Gross profit	2,534	3,524	2,551	2,858
Income from operations	63	784	161	552
Net income	58	938	255	389
Basic earnings per share	.01	.16	.04	.07
Diluted earnings per share	.01	.16	.04	.07
Year ended March 31 2008:
Revenue	$9,658	9,259	9,239	9,004
Gross profit	2,840	2,854	2,633	933
Income (loss) from operations	686	519	376	(1,444)
Net income (loss)	483	401	356	(884)
Basic earnings (loss) per share	.08	.07	0.06	(0.15)
Diluted earnings (loss) per share	.08	.07	0.06	(0.15)

 (14)  Acquisition

On April 28, 2006, we purchased a Recreational Vehicle (RV) product line business from Automated Engineering Corporation (“AEC”) and its underlying intellectual property owned by dB Technologies, Inc. and its founder, David Bailey.  The acquisition complements our existing RV business by allowing us to offer electrical safety solutions to a broader range of RV manufacturers.  The networking capabilities of the acquired product line business is intended to improve our position in marketing electronic communications in recreational vehicles.  The acquisition has been accounted for under the purchase method of accounting, which results in recognition of approximately $599 in intangible assets. The purchase price consisted of:

Cash paid to seller	$279
Cash paid for acquisition costs	52
Common stock issued to seller, 51,679 shares	347
Total	$678

The common stock issued was valued at $6.72 per share based on the average of the closing prices during the 5 trading days surrounding the April 26, 2006 announcement of the acquisition.  An additional 22,148 shares of common stock were issued on a contingent basis and were held in escrow to be earned and released from escrow if post-acquisition sales of acquired RV products reach agreed upon targets through April 2009.  No contingent shares were earned and the shares will be cancelled.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Consolidated Financial Statements (Continued)
March 31, 2009, 2008, and 2007
(In thousands, except share and per share data)

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

Total amortization expense related to the above for the fiscal year ended March 31, 2009 was $59.  It is estimated that amortization expense related to these intangible assets will amount to $59 for fiscal 2010 thru 2011, $58 for 2012 thru 2015, and $55 for 2016 and beyond.

The following unaudited pro-forma summary presents the consolidated results of our operations as if the acquisition had occurred April 1, 2005.  This presentation is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

2007
Revenue	$38,043
Net income	1,464
Diluted earnings per share	0.25

(15)  Accrued Business Restructuring

In the fourth quarter of fiscal 2007, we recorded $138 of restructuring charges related to a reduction in workforce of 13 people representing approximately 12% of the U.S. workforce.  The charge included separation pay, severance pay, benefits payments and associated payroll taxes.  The workforce reduction was implemented to adjust the cost structure of the business to improve our competitive position.  We had experienced a significant decline in its RAC Revenue necessitating reductions in costs.  Terminated employees with more than one year of service received severance benefits.

The following table summarizes the activity in the business restructuring accrual for fiscal 2007 and 2008:

Balance as of March 31, 2007	$113
Less payments made in fiscal 2008	113
Balance as of March 31, 2008	-

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Schedule II
Valuation and Qualifying Accounts
Years ended March 31, 2009, 2008, and 2007
(In thousands)

		Additions
	Balance at	Charges to	Charged to		Balance
	beginning	costs	other	Deductions	at end of
Description	of period	and expense	accounts	(1)	period
Allowance for doubtful accounts:
Year ended March 31, 2009	$123	166	-	86	203

Year ended March 31, 2008	$273	69	-	219	123

Year ended March 31, 2007	$78	261	-	66	273

(1) Write-offs, net of recoveries