Form 10-Q
period 2009-08-11
TECHNOLOGY RESEARCH CORP
filed 2009-08-11
CIK 741556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$3,203	2,954
Short-term investments	4,998	3,996
Trade and other accounts receivable, net of allowance for doubtful
accounts of $134 at June 30, 2009 and $203 at March 31, 2009	5,779	5,372
Income taxes receivable	177	631
Inventories	7,052	8,013
Deferred income taxes	654	622
Prepaid expenses and other current assets	330	265
Total current assets	22,193	21,853

Property, plant and equipment, net of accumulated depreciation of
$9,856 at June 30, 2009 and $9,852 at March 31, 2009	2,871	3,189

Intangible assets, net of accumulated amortization of $193 at June 30, 2009 and $178 at March 31, 2009	389	404
Other assets	33	33
Total assets	$25,486	25,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,334	1,309
Accrued expenses	1,113	1,422
Accrued dividends	121	121
Unsettled treasury obligation	-	998
Total current liabilities	2,568	3,850

Income taxes payable	190	111
Deferred income taxes	25	37
Total liabilities	2,783	3,998

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares
authorized, 5,912,328 shares issued and
5,890,828 shares outstanding	3,015	3,015
Additional paid-in capital	10,109	9,982
Retained earnings	9,619	8,524
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	22,703	21,481
Total liabilities and stockholders' equity	$25,486	25,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

Three Months Ended June 30,
	2009	2008
Revenue:
Commercial	$3,365	5,562
Military	6,208	2,988
Royalty	126	81
Total revenue	9,699	8,631
Cost of sales	5,649	6,097
Gross profit	4,050	2,534

Operating expenses:
Selling and marketing	672	687
General and administrative	1,004	1,247
Research and development	673	537
Total operating expenses	2,349	2,471
Income from operations	1,701	63

Other income, net	3	18
Income before income taxes	1,704	81
Income tax expense	489	23
Net income	$1,215	58

Earnings per share - basic	$0.20	0.01

Earnings per share - diluted	$0.20	0.01

Shares outstanding - basic	5,890,828	5,890,828

Shares outstanding – diluted	5,915,579	5,903,215

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands) Three Months Ended June 30,

	2009	2008
Cash flows from operating activities:
Net income	$1,215	58
Adjustments to reconcile net income
to net cash provided by operating activities:
Accretion of interest on short-term investments	(5)	(7)
Bad debt expense	-	8
Accretion of interest on note receivable	-	(12)
Depreciation	275	299
Loss on disposal of property and equipment	143	-
Amortization of intangible assets	15	15
Stock compensation expense	127	112
Deferred income taxes	(44)	(73)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(407)	1,130
Inventories	961	(147)
Prepaid expenses and other current assets	(65)	(113)
Other assets	-	8
Trade accounts payable	25	(302)
Accrued expenses	(309)	(355)
Income taxes receivable and income taxes payable	533	97
Net cash provided by operating activities	2,464	718
Cash flows from investing activities:
Maturities of short-term investments	1,000	500
Purchase of short-term investments	(2,995)	(1,487)
Purchases of property and equipment	(100)	(148)
Net cash used in investing activities	(2,095)	(1,135)
Cash flows from financing activities:
Cash dividends paid	(120)	(118)
Net cash used in financing activities	(120)	(118)
Net increase (decrease) in cash and cash equivalents	249	(535)
Cash and cash equivalents at beginning of period	2,954	2,132
Cash and cash equivalents at end of period	$3,203	1,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2009.  Operating results for the three-month period ended June 30, 2009 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2010.

The information furnished reflects, in the opinion of our management, all adjustments necessary for a fair presentation of the financial results for the interim periods presented. We evaluated all subsequent events through August 7, 2009, the date the financial statements were issued.

2.  Earnings Per Share:

 As of April 1, 2009, the Company implemented Financial Accounting Standards Board (FASB) Staff Position Emerging Issues Task Force 03-6-1 (FSP EITF 03-6-1).  The provisions of FSP EITF 03-6-1 require the Company to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share.  FSP EITF 03-6-1 must be applied retroactively.  The Company had no shares of unvested restricted stock as of June 30, 2008 so the retrospective application of FSP EITF 03-6-1 had no effect on the Company’s earnings per share for the quarter ended June 30, 2008.

The following tables summarize the components of basic and diluted earnings per share computations.

	Three months ended June 30,

	2009	2008
Reconciliation of undistributed earnings:
Net income available to common shareholders	$1,215	58
Less: dividends on common stock	118	118
Less: dividends on unvested participating securities	2	-
Undistributed earnings (1)	$1,095	(60)

	Three months ended June 30,

	2009	2008
Basic earnings per share computation:
Net income available to common shareholders	$1,215	58
Less: dividend equivalents on unvested participating securities	2	-
Less: undistributed earnings allocated to unvested participating securities (1)	20	-
Undistributed earnings allocated to common shareholders	$1,193	58
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	5,890,828	5,890,828
Basic earnings per common share	$0.20	0.01

	Three months ended June 30,

	2009	2008
Diluted earnings per common share computation:
Net income available to common shareholders	$1,215	58
Less: dividend equivalents on unvested participating securities	2	-
Less: undistributed earnings allocated to unvested participating securities	20	-
Undistributed earnings allocated to common shareholders	$1,193	58
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	5,890,828	5,890,828
Dilutive common shares issuable upon exercise of stock options (2)	3,848	12,387
Dilutive unvested common shares associated with restricted stock awards awards	20,903	-
Weighted average shares outstanding - diluted	5,915,579	5,903,215

Diluted earnings per common share	$0.20	0.01

(1) For the three months ended June 30, 2009, 106,999 of unvested outstanding shares of restricted stock are considered participating securities.  For the three months ended June 30, 2008 there were no restricted stock shares outstanding.  The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.

(2) For the three-month periods ended June 30, 2009 and 2008, options to purchase 915,943 and 734,500 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.

3.  Short-term Investments:

The value of short-term investments totaled $4,998 as of June 30, 2009, consisting of original cost plus accrued interest on U.S. Treasury Bills.  As of March 31, 2009, the value of short-term investments totaled $3,996, consisting of original cost plus accrued interest on U.S. Treasury Bills and included $998 for an unsettled purchase of a U.S. Treasury bill resulting in a matching liability being recorded in current liabilities.  We consider our short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost.

4.  Inventories:

Inventories consist of the following:

June 30, 2009		March 31, 2009

Raw materials	$4,803	5,084
Work-in-process	684	766
Finished goods	1,565	2,163
Total	$7,052	8,013

5.  Warranty:

We generally provide a one year warranty period for all of our products.   We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us.  Our warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.  A roll-forward of the activity in our warranty liability, included in accrued expenses, for the three months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,

	2009	2008
Beginning balance	$164	137
Warranty expense	42	27
Warranty claims	(44)	(27)
Ending balance	$162	137

6.  Debt:

The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of the our key assets including receivables, inventory, investments, demand deposit accounts maintained with the our lender, and 65% of the voting stock of our subsidiary in Honduras and requires us to maintain certain financial ratios.   As of June 30, 2009 and March 31, 2009, we had no borrowings on this credit agreement and the full $6.0 million is available.

7.  Income taxes:

Our effective income tax rate was 28.7% and 28.4% for the three months ended June 30, 2009 and 2008, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our subsidiary in Honduras.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

 As of April 1, 2007, we adopted FASB Interpretation Number 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  There was no effect recorded upon adoption and there were no unrecognized tax benefits as of March 31, 2007 and April 1, 2007.  As of June 30, 2009 we have unrecognized tax benefits of $206, of which $16 is included in income taxes receivable and $190 is included in noncurrent income taxes payable.  During the three months ended June 30, 2009 and 2008, we recorded $79 and $1 , respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $0 and $1 for the three months ended June 30, 2009 and 2008, respectively. Total accrued interest at June 30, 2009 and March 31, 2009 was $8 and $7, respectively, and was included in income taxes receivable. There are no accrued penalties. After adoption of FIN 48, our policy is to recognize interest and penalties in the provision for income taxes.

A reconciliation of unrecognized tax benefits is as follows:

	Three months ended June 30,

	2009	2008

Beginning balance	127	12
Additions based on tax positions related to
the current year	-	1
Additions for tax positions of prior years	79	-
Ending balance	$206	13

We file U.S. Federal and Florida income tax returns.  We have concluded an audit on all U.S. federal income tax matters through the fiscal 2004 year.  Federal and state income tax returns for fiscal years 2006 through 2008 have not been audited.

8.  Stock-Based Compensation:

As of April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) for our share-based compensation plans.  Under ("SFAS 123R") share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

We adopted SFAS 123R using the modified prospective transition method under which the provisions of SFAS 123R apply to new awards, and to awards modified, repurchased, or cancelled after the adoption date.  Under SFAS 123R, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  We adopted the Black Scholes model to estimate the fair value of stock options.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Statements of Income. SFAS 123R requires the cash flows resulting from tax benefits recognized for those options (excess tax benefits) to be classified as financing cash flows.

Stock compensation expense of $127 and $112, respectively, was included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2009 and 2008.

Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended June 30, 2009 and 2008 was zero.  Currently, we expect to utilize available registered shares when share-based awards are issued.

Stock Option Plans

We have adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards (non-vested shares) of our common stock (the “Plans”).  Employee stock options generally vested over a three year period and, until March 2008, director stock options vested over a two-year period.  Beginning in March 2008 when directors were granted stock options for the fiscal 2009 year, our director options also vest over a three- year period. The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of our stock, the exercise price will not be less than 110% of the fair market value of the shares of common stock on the date of grant.  The term of stock options may not exceed ten years.  Non-qualified stock options will be granted at the fair market value on the date of grant.

Our 1993 Incentive Stock Option Plan and our 1993 Amended and Restated Non-Qualified Stock Option Plan have expired, and no options will be granted from these plans in the future.  Certain stock options under these plans, however, are still outstanding and can be exercised in the future.

 On March 24, 2000, our Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by our stockholders in August 2000 at its annual meeting.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either our employees or directors.  The 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (non-vested shares) to officers and directors.

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting.  The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either our employees or directors. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (non-vested shares) to either our employees or directors. A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan.  A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 346,808 shares remain available for awards as of June 30, 2009.

 The table below summarizes stock option activity in the Plans from April 1 through June 30, 2009:

			Aggregate	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2009	332,750	955,586	$ 1	$ 4.44	8.09
Options expired	-	-	-	-	-
Options granted	-	-	-	-	-
Options canceled	14,058	(14,058)	-	3.54	-
Options exercised	-	-	-	-	-
Balance as of June 30, 2009	346,808	941,528	$ 94	$ 4.45	7.72
Exercisable as of June 30, 2009		428,375	$ 12	$ 6.68	6.29
_________________

There were no options granted or exercised during the three months ended June 30, 2009. The weighted average grant date fair value of options granted during the three months ended June 30, 2008 was $2.99 per share and there were no options exercised during the three months ended June 30, 2008.

As of June 30, 2009, there was $609 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of stock options vested during the three months ended June 30, 2009 and 2008 was $20 and $36, respectively.

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

The assumptions used to value stock option grants for the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,
	2009	2008
Weighted-average expected dividend yield	N/A	2.25%
Weight-average risk free interest rate	N/A	3.15%
Weighted-average expected volatility	N/A	80.51%
Weighted-average expected life	N/A	7.38 years

We granted 81,999 shares of restricted stock awards (non-vested shares) in December 2008 at a grant date fair value of $1.70 per share.  We granted 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a grant date fair value of $1.90 per share.  The shares have a three-year vesting period.  As of June 30, 2009, all 106,999 shares of restricted stock are non-vested and remain outstanding.

As of June 30, 2009, there was $153 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.5 years. There was no vesting of restricted stock in fiscal 2010.

The following table summarizes restricted stock activity from April 1 through June 30, 2009:

		Weighted-average
		Grant-Date
	Shares	Fair Value
Non-vested balance at March 31, 2009	106,999	$ 1.75
Restricted stock granted	-
Restricted stock vested	-
Restricted stock forfeited	-
Non-vested balance as of June 30, 2009	106,999	$ 1.75

 9.  Litigation

We involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows.

10.  New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a single definition of fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) was issued delaying the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 with respect to nonfinancial assets and nonfinancial liabilities that are not re-measured at fair value on a recurring basis (at least annually). The partial adoption of SFAS 157 had no impact on our financial condition, results of operations or cash flows.

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

On April 1, 2009, we adopted SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date.  We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after April 1, 2009.  The adoption of SFAS No. 141 R did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31 and June 30, 2009, we did not have any minority interests.  The adoption of SFAS 160 did not have an impact on our consolidated financial statements.

 On April 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have an impact on our financial position, results of operations or cash flows.

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

On April 1, 2009, we adopted Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore such awards should be included in the earnings allocation in computing earnings per share using the two-class method as described in SFAS No. 128, Earnings per Share. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. There was no impact on prior year EPS as there were no participating securities outstanding during the three months ended June 30, 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS N0. 165). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

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

 The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking.  Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures.  Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our last filed Annual Report on Form 10-K for the fiscal year ended March 31, 2009, our quarterly reports on Form 10-Q, and our current reports on Form 8-K.  Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us.  We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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

Revenue was $9.7 million in the first quarter of fiscal 2010, compared with $8.6 million reported in the same quarter last year, an increase of 12.4%. Military revenue increased by $3.2 million while commercial revenue decreased by $2.2 million.  The increase in military revenue was primarily due to an accelerated delivery schedule from our largest customer and we anticipate that military revenue will be strong for the first half of fiscal year 2010 and then will return to historical levels for the remainder of fiscal year 2010. The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business. The decline in commercial revenue was principally a result of the impact of the recession on several of our major markets, including RV OEM and industrial construction and a continuing decline in RAC revenue due to competition from off-shore, low-cost manufacturers.

Gross profit increased $1.5 million due to a favorable shift in the mix of military and commercial business, higher overall revenue and the related favorable impact on factory overhead. As a result of the continued decline in RAC revenue we wrote-off the remaining inventory and tooling associated with this product line, which reduced gross margin by approximately $0.3 million. Operating expenses were down slightly for the quarter ended June 30, 2009 compared with the quarter ended June 30, 2008. Net income for the first fiscal quarter ended June 30, 2009 was $1.2 million compared with net income of $0.0 million for the first quarter of last year.  Diluted earnings  per share is $0.20 for the quarter ended June 30, 2009 compared with diluted earnings per share of $0.01 for last year’s first quarter.

We believe that our second quarter of fiscal year 2010 will continue to be favorably impacted by the timing of delivery requirements to our largest customer.  We anticipate that our military revenue will return to more historical levels in the second half of fiscal year 2010.  While we expect our earnings for the second half of fiscal year 2010 will be profitable, we do not anticipate that our earnings for the third and fourth fiscal quarters of fiscal 2010 will be at the same level as our earnings for the most recent quarter.

RESULTS OF OPERATIONS

Revenue for the first quarter ended June 30, 2009 was $9.7 million, as compared to $8.6 million reported in the same quarter last year, an increase of 12.4%.  Military revenue increased by $3.2 million while commercial revenue decreased by $2.2 million.  The increase in military revenue was primarily due to an accelerated delivery schedule from our largest customer and we anticipate that military revenue will be strong for the first half of fiscal year 2010 and then will return to historical levels for the remainder of fiscal year 2010. The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business. The decline in commercial revenue was principally a result of the impact of the recession on several of our major markets, including RV OEM and industrial construction and a continuing decline in RAC revenue due to competition from off-shore, low-cost manufacturers.

Gross profit increased $1.5 million, or 59.8%, to $4.1 million for the quarter ended June 30, 2009, and as a percentage of revenue, gross profit increased to 41.8% for the quarter ended June 30, 2009 from 29.4% in the prior year quarter. Increased gross margin was due to a favorable shift in the mix of military and commercial business, higher overall revenue and the related favorable impact on factory overhead absorption. As a result of the continued decline in RAC revenue we wrote-off the remaining inventory and tooling associated with this product line, which reduced gross margin by approximately $0.3 million in the quarter ended June 30, 2009.

Selling and marketing expense of $0.7 million was unchanged for the quarter ended June 30, 2009, as compared to the prior year quarter. As a percentage of revenue, selling and marketing expense decreased to 6.9% from the 8.0% of revenue for the first quarter of last year.  This decrease in selling and marketing expense as a percent of revenue was primarily due to the increase in revenue in the first quarter of the current year compared with the first quarter of the prior year.

General and administrative expense of $1.0 million, or 10.4% of revenue for the quarter ended June 30, 2009, decreased from $1.2 million, or 14.4% of revenue for the quarter ended June 30, 2008.  The decrease of $0.2 million in the first quarter of fiscal 2009 is primarily due to lower professional fees as the prior year period included expenses related to the ELE patent litigation.  The 4.0 percentage point decrease in general and administrative expense as a percent of revenue in the first quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008 primarily results from the higher revenue for the current period.

Research and development expense was $0.7 million, or 6.9% of revenue, for the quarter ended June 30, 2009, an increase of $0.2 million from $0.5 million or 6.2% of revenue for the first quarter of fiscal 2008.  The increase is mainly attributable to higher compensation and consulting related expenses as we improve our engineering expertise.

Income tax expense was $0.5 million for the quarter ended June 30, 2009, compared with an expense of $0.0 million for the three months ended June 30, 2008.   Income tax expense as a percentage of income before taxes was 28.7% for the quarter ended June 30, 2009, as compared to 28.4% in the prior year quarter. Our effective tax rate varies based primarily on the mix of income before income taxes derived from our subsidiary in Honduras, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.  At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with SFAS No.109, “Accounting for Income Taxes”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

Net income for the quarter ended June 30, 2009 was $1.2 million, compared to $0.0 million in the same quarter last year.  The basic and diluted earnings per share was $0.20 for the quarter ended June 30, 2009, compared to a basic and diluted earnings per share of $0.01 for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased from $3.0 million as of March 31, 2009 to $3.2 million as of June 30, 2009.  Cash provided by operating activities was $2.5 million, cash used in investing activities was $2.1 million and cash used in financing activities was $0.1 million resulting in a total increase in cash of $0.2 million for the three-month period ended June 30, 2009.

Cash provided by operating activities primarily resulted from net income of $1.2 million, a reduction in inventory of $1.0 million, a reduction in income tax receivable of $0.5 million, and depreciation expense of $0.3 million, partially offset by an increase in trade accounts receivable of $0.4 million, and a decrease in accrued expenses of $0.3 million.

Cash used in investing activities was principally due to purchase of short-term investments in excess of maturing investments.

Cash used in financing activities was due to the payment of quarterly dividends.

The maturity date of the revolving credit agreement with our institutional lender is September 30, 2009.  The agreement provides for borrowings up to $6.0 million.  We have the option of borrowing at the lender's prime rate of interest minus 100 basis points or the 30-day London Interbank Offering Rate (“LIBOR”) plus 160 basis points.   The loan is collateralized with a perfected first security interest which attaches to most of our key assets including receivables, inventory, investments, demand deposit accounts maintained with our lender, and 65% of the voting stock of our subsidiary in Honduras, and requires us to maintain certain financial ratios.   As of June 30, 2009 and March 31, 2009, we had no borrowings on this credit agreement.

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

NEW ACCOUNTING STANDARDS

See Note 10 – “New Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of recent accounting standards.

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

 Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  A write-down is established for inventory that has had no activity for long periods of time or for which management believes is no longer salable. This write-down is reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining write-down for obsolescence is either inadequate or in excess of the inventory allowance required, we may need to adjust it.  At present, based on our analysis, we believe the write-down amount is properly valued for the inventory held by us.

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

             As of June 30, 2009, we had no debt.  If we borrow, our loans are subject to changes in interest rates.  The rate of interest is based on either the lender’s prime rate or on the 30-day LIBOR rate at our option.  We have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $50 thousand on an annual basis.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual Report on Form 10-K for the fiscal year ended March 31, 2009. With the exception of the risk factor discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

We depend on our subsidiary in Honduras to manufacture a significant number of our products.

We manufacture a significant number of products in Honduras that complement and support the manufacturing operation that we maintain in Clearwater, Florida.  Our operations in Honduras are subject to risks including, among others:

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

Due to the political instability in Honduras, we are closely monitoring events there as authorities seek to stabilize the country in response to the events that occurred on June 28, 2009.  On that date, soldiers of the Honduran military removed President Manuel Zelaya from office and exiled him to Costa Rica.  These actions occurred in the midst of a constitutional crisis that arose in connection with President Zelaya’s efforts to amend the constitution of Honduras to permit him to seek re-election and potentially expand his powers.  The current political crisis in Honduras has resulted in international tensions for the existing government, and the country is currently experiencing a period of political unrest, street demonstrations and government mandated curfews.

To date, there has been no disruption in our manufacturing operations and we continue to ship components into and our products out of Honduras.  In addition, there has been no impact on our ability to make and receive payments and conduct routine banking and financial transactions.  However, the political situation in Honduras remains uncertain and could result in disruption of our manufacturing operations which could have a material adverse effect on our manufacturing operations and results of operations.

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

TECHNOLOGY RESEARCH CORPORATION

August 6, 2009	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2009	By: /s/ Thomas G. Archbold
Thomas G. Archbold
Chief Financial Officer
(Principal Financial and Accounting Officer)