Form 10-Q
period 2009-11-09
TECHNOLOGY RESEARCH CORP
filed 2009-11-10
CIK 741556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☑  No 

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

The aggregate number of shares of the Registrant's Common Stock, $.51 par value, outstanding on November 4, 2009 was 5,891,828.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$7,068	2,954
Short-term investments	4,000	3,996
Trade and other accounts receivable, net of allowance for doubtful
accounts of $135 at September 30, 2009 and $203 at March 31, 2009	5,421	5,372

Income taxes receivable	261	631
Inventories, net	6,306	8,013
Deferred income taxes	753	622
Prepaid expenses and other current assets	180	265
Total current assets	23,989	21,853

Property, plant and equipment, net of accumulated depreciation of
$10,105 and $9,852, respectively	2,736	3,189
Intangible asset, net of accumulated amortization of $207 and $178, respectively	375	404
Deferred income taxes – non-current	100	-
Other assets	33	33
Total assets	$27,233	25,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,351	1,309
Unsettled treasury obligation	-	998
Accrued expenses	1,507	1,422
Accrued dividends	121	121
Total current liabilities	2,979	3,850

Income taxes payable	330	111
Deferred income taxes	-	37
Total liabilities	3,309	3,998

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,913,328 shares issued and 5,891,828 shares outstanding and 5,912,328 shares issued and 5,890,828 outstanding, respectively	3,016	3,015
Additional paid-in capital	10,233	9,982
Retained earnings	10,715	8,524
Common stock held in treasury, 21,500 shares at cost	(40)	(40)
Total stockholders' equity	23,924	21,481
Total liabilities and stockholders' equity	$27,233	25,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

    TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

Three Months Ended September 30,			Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Commercial	$3,679	5,526	7,044	11,088
Military	5,901	3,697	12,109	6,685
Royalty	47	74	173	155
Total revenue	9,627	9,297	19,326	17,928
Cost of sales	5,721	5,773	11,370	11,870
Gross profit	3,906	3,524	7,956	6,058

Operating expenses:
Selling and marketing	608	824	1,280	1,511
General and administrative	994	1,323	1,998	2,570
Research and development	658	593	1,331	1,130
Total operating expenses	2,260	2,740	4,609	5,211
Income from operations	1,646	784	3,347	847

Other income (expense):
Other income, net	2	362	5	380
Interest expense	-	(4)	-	(4)
Other income (expense), net	2	358	5	376
Income before income taxes	1,648	1,142	3,352	1,223
Income tax expense	431	204	920	227
Net income	$1,217	938	2,432	996

Earnings per share - basic	$0.20	0.16	0.41	0.17

Earnings per share - diluted	$0.20	0.16	0.40	0.17

Shares outstanding - basic	5,891,828	5,890,828	5,891,828	5,890,828

Shares outstanding - diluted	5,985,691	5,899,593	5,944,280	5,901,197

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,432	996
Adjustments to reconcile net income
to net cash provided by operating activities:
Accretion of interest on short-term investments and other receivable	(8)	(30)
Bad debt expense	-	16
Depreciation	523	584
Accretion of interest on note receivable	-	(23)
Amortization of intangible assets	29	29
Stock compensation expense	250	210
Deferred income taxes	(268)	751
Loss on disposal of equipment	143	26

Changes in operating assets and liabilities:
Trade and other accounts receivable, net	(49)	1,350
Inventories, net	1,707	(127)
Prepaid expenses and other current assets	85	38
Other assets	-	8
Trade accounts payable	42	(496)
Accrued expenses	85	(404)
Income taxes receivable and income taxes payable	589	(524)
Net cash provided by operating activities	5,560	2,404
Cash flows from investing activities:
Maturities of short-term investments	3,000	1,500
Purchase of short-term investments	(3,994)	(3,967)
Purchases of property and equipment	(213)	(325)
Net cash used in investing activities	(1,207)	(2,792)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	-
Cash dividends paid	(241)	(237)
Net cash used in financing activities	(239)	(237)
Net increase (decrease) in cash and cash equivalents	4,114	(625)
Cash and cash equivalents at beginning of period	2,954	2,132
Cash and cash equivalents at end of period	$7,068	1,507

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation  Annual Report on Form 10-K for the year ended March 31, 2009.  Operating results for the six-month period ended September 30, 2009 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2010.

The information furnished reflects, in the opinion of our management, all adjustments necessary for a fair presentation of the financial results for the interim periods presented.  We evaluated all subsequent events through November 4, 2009, the date the financial statements were issued.

2.  Earnings Per Share:

In June 2008, the Financial Accounting Standards Board (“the FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  As of April 1, 2009, we implemented FASB ASC Topic 260 which requires us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share.  We had no shares of unvested restricted stock as of September 30, 2008 so the retrospective application of FASB ASC Topic 260 had no effect on our earnings per share for the quarter or six months ended September 30, 2008.

The following tables summarize the components of basic and diluted earnings per share computations.

	Three months ended September 30,		Six months ended September 30,

	2009	2008	2009	2008
Reconciliation of undistributed earnings:
Net income available to common shareholders	$1,217	938	2,432	996
Less dividends on common stock	118	118	237	237
Less dividends on unvested participating securities	2	-	4	-
Undistributed earnings (1)	$1,097	820	2,191	759

Three months ended September 30,			Six months ended September 30,
	2009	2008	2009	2008
Basic earnings per share computation:
Net income available to common shareholders	$1,217	938	2,432	996
Less: dividend equivalents on unvested participating securities	2	-	4	-
Less: undistributed earnings allocated to unvested participating securities (1)	20	-	39	-
Undistributed earnings allocated to common shareholders	$1,195	938	2,389	996
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	5,891,828	5,890,828	5,891,828	5,890,828
Basic earnings per common share	$0.20	0.16	0.41	0.17

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Diluted earnings per common share computation (1)
Net income available to common shareholders	$1,217	938	2,432	996
Less: dividend equivalents on unvested participating securities	2	-	4	-
Less: undistributed earnings allocated to unvested participating securities	20	-	39	-
Undistributed earnings allocated to common shareholders	$1,195	938	2,389	996
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	5,891,828	5,890,828	5,891,828	5,890,828
Dilutive common shares issuable upon exercise of stock options (2)	49,643	8,765	17,271	10,369
Dilutive unvested common shares associated with restricted stock awards	44,220	-	35,181	-
Weighted average shares outstanding - diluted	5,985,691	5,899,593	5,944,280	5,901,197

Diluted earnings per common share	$0.20	0.16	0.40	0.17

(1) For the three and six months ended September 30, 2009, 106,999 of our issued but unvested shares of restricted stock are considered participating securities.  For the three and six months ended September 30, 2008 there were no shares of restricted stock outstanding.  The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.

(2) For the six-month and three-month periods ended September 30, 2009 options to purchase 704,643  and 654,643 shares of common stock, respectively, were considered anti-dilutive for purposes of calculating earnings per share.  For the six-month and three-month periods ended September 30, 2008 options to purchase 763,500 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.

3.  Short-term Investments:

 The value of our short-term investments totaled $4,000 as of September 30, 2009, consisting of original cost plus accrued interest on U.S. Treasury Bills.  As of March 31, 2009, the value of our short-term investments totaled $3,996, consisting of original cost plus accrued interest on U.S. Treasury Bills and included $998 for an unsettled purchase of a U.S. Treasury bill resulting in a matching liability being recorded in current liabilities.  We consider all of our short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost. The carrying amount approximates fair value because of the relative short maturity of these instruments.

4.  Inventories:

 Inventories consist of the following:

September 30, 2009		March 31, 2009

Raw materials	$4,543	5,084
Work-in-process	605	766
Finished goods	1,158	2,163
Total	$6,306	8,013

5.  Warranty:

 We generally provide a one year warranty period for all of our commercial and military products.  We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us.  Our warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.   A roll-forward of the activity in our warranty liability reserve, included in accrued expenses, for the three and six month periods ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Six months ended September 30,

	2009	2008	2009	2008
Beginning balance	162	137	164	137
Warranty expense	153	32	195	59
Warranty claims	(75)	(32)	(119)	(59)
Ending balance	240	137	240	137

6.  Debt:

Effective September 30, 2009, we entered into the First Amendment to Amended and Restated Loan Agreement (the “Loan Agreement”) and Promissory Note dated that same date (the “Replacement Note”) with Wachovia Bank, N.A. (“Wachovia”), our current institutional lender.  The Replacement Note provides for an interest rate equal to the 30-day London Interbank Offering Rate (“LIBOR”) Market Index Rate plus 2.10%, through December 31, 2009.  Thereafter, the interest rate will be reset quarterly as follows:

If Funded Debt/EBITDA Ratio Is:	The LIBOR Spread (basis points) will be:

< 1.50:1.00	210
≥ 1.50:1.00 < 2.00:1.00	240
≥ 2.00:1.00	270

As a result, effective for the quarter beginning on January 1, 2010 and continuing thereafter, the interest rate on the Replacement Note will be reset at a rate equal to the LIBOR Market Interest Rate plus the applicable LIBOR Spread for such quarter.  The Loan Agreement extends the maturity date Loan Agreement until September 30, 2011.

The Loan Agreement reduces our existing $6,000,000 credit facility to $3,000,000.  As of September 30, 2009 and March 31, 2009, we had no borrowings on this credit facility.  The revolving line of credit can be used for working capital and general corporate purposes.  Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid.  Our Loan Agreement with Wachovia obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets, including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of Technology Research Corporation/Honduras, S.A. DE C.V, our wholly-owned subsidiary.

7.  Income taxes:

Our effective income tax rate was 26.2% and 17.9% for the three months ended September 30, 2009 and 2008, respectively.  For the six months ended September 30, 2009 and 2008, our effective income tax rate was 27.4% and 18.6%, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the corporate effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

  In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the reliability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized.   As of September 30, 2009, we have unrecognized tax benefits of $346, of which $16 is included in income taxes receivable and $330 is included in noncurrent income taxes payable.  During the three months ended September 30, 2009 and 2008, we recorded $139 and $0, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $1 for the three months ended both September 30, 2009 and 2008, respectively. During the six month periods ended September 30, 2009 and 2008, we recorded $218 and $0-, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $1 and $2 for the six months ended September 30, 2009 and 2008, respectively. Total accrued interest at September 30, 2009 and March 31, 2009 was $9 and $7, respectively, and was included in income taxes receivable. There are no accrued penalties for income taxes in our financial statements as of September 30, 2009.  With the adoption of FASB ASC Topic 740, our policy is to recognize interest and penalties in the provision for income taxes in our financial statements.

A reconciliation of unrecognized tax benefits is as follows:

	Three months ended September 30,		Six months ended September 30,

	2009	2008	2009	2008
Beginning balance	206	13	127	12
Additions based on tax positions related to the current year	1	1	1	2
Additions for tax positions of prior years	139	-	218	-
Ending balance	346	14	346	14

We file U.S. Federal and Florida income tax returns.  Audits relating to all U.S. federal income tax matters for our income tax returns have been completed through the fiscal 2004 year.  State income tax returns for fiscal years 2006 through 2008 have not been audited and we are currently undergoing a Federal tax audit for fiscal 2008.

8.  Stock-Based Compensation:

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate.  We use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Stock compensation expense of $127 and $112, respectively, was included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2009 and 2008. Stock compensation expense of $250 and $210, respectively, was included in the Condensed Consolidated Statements of Income for the six months ended September 30, 2009 and 2008.

Cash received from the exercise of stock options under all share-based payment arrangements for the three months and six months ended September 30, 2009 was $2.  No options were exercised during the three month and six month periods ended September 30, 2008.   Currently, we expect to utilize authorized, but unissued shares that have been registered with the U.S. Securities and Exchange Commission on a Form S-8 when share-based restricted stock awards are granted.

Stock Option Plans

We have adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards (non-vested shares) of our common stock (the “Plans”).  Employee stock options that have been granted generally vest over a three year period and, until March 2008, director stock options were subject to a two-year vesting period.  Beginning in March 2008 when directors were granted stock options for the fiscal 2009 year, our director options are subject to a three-year vesting period. The exercise price of any incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of our common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of our stock, the exercise price will not be less than 110% of the fair market value of the shares of common stock on the date of grant.  The term of any stock options that we grant may not exceed ten years.  Non-qualified stock options will be granted at the fair market value of our common stock on the date of grant.

Our 1993 Incentive Stock Option Plan and our 1993 Amended and Restated Non-Qualified Stock Option Plan have expired, and no options will be granted from these plans in the future.  Certain stock options under these plans, however, are still outstanding and can be exercised in the future.

 On March 24, 2000, our Board of Directors adopted the 2000 Long Term Incentive Plan and it was approved by our stockholders in August 2000 at our annual meeting of stockholders.  The 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to our employees and directors.  The 2000 Long Term Incentive Plan also authorizes the grant of restricted stock awards (non-vested shares) to our officers and directors.

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting.  A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan.  A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 376,107 shares remain available for awards as of September 30, 2009.

 The table below summarizes the stock option activity in the Plans from April 1 through September 30, 2009:

			Aggregate	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2009	332,750	955,586	$ 1	$ 4.44	8.09
Options expired	14,299	(14,299)	-	9.92	-
Options granted	-	-	-	-	-
Options canceled	29,058	(29,058)	-	3.54	-
Options exercised	-	(1,000)	2	1.63	-
Balance as of September 30, 2009	376,107	911,229	$ 464	$ 4.39	7.46
Exercisable as of September 30, 2009		470,646	$ 69	$ 6.20	6.22
_________________

There were no options granted during the six months ended September 30, 2009. The weighted average grant date fair value of options granted during the six months ended September 30, 2008 was $2.99 per share. The total intrinsic value of options exercised during the six months ended September 30, 2009 was $2. There were no options exercised during the six months ended September 30, 2008.

As of September 30, 2009, there was $502 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of stock options vested during the six months ended September 30, 2009 and 2008 was $166 and $186, respectively.

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

The assumptions used to value stock option grants for the three and six months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30,		Six months ended September 30,

	2009	2008	2009	2008
Expected dividend yield	N/A	N/A	N/A	2.25%
Risk free interest rate	N/A	N/A	N/A	3.15%
Expected volatility	N/A	N/A	N/A	80.51%
Expected life	N/A	N/A	N/A	7.38 years

We granted 81,999 shares of restricted stock awards (non-vested shares) in December 2008 at a grant date fair value of $1.70 per share.  We granted 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a grant date fair value of $1.90 per share.  The shares have a three-year vesting period.  As of September 30, 2009, all 106,999 shares of restricted stock are non-vested and remain outstanding.

As of September 30, 2009, there was $137 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.2 years. None of the restricted shares that we have granted vested in the fiscal year ended March 31, 2009 or during the three month and six month periods ended September 30, 2009.

The following table summarizes any activity relating to our restricted stock grants during the period from April 1 through September 30, 2009:

		Weighted-average
		Grant-Date
	Shares	Fair Value
Non-vested balance at March 31, 2009	106,999	$ 1.75
Restricted stock granted	-
Restricted stock vested	-
Restricted stock forfeited	-
Non-vested balance as of September 30, 2009	106,999	$ 1.75

9.  Litigation

We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

10.  New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective April 1, 2009. The implementation of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31 and September 30, 2009, we did not have any minority interests.  The adoption of FASB ASC Topic 810 did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued guidance now codified as FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  As of April 1, 2009, we implemented FASB ASC Topic 260 which requires us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share.  We had no shares of unvested restricted stock as of September 30, 2008 so the retrospective application of FASB ASC Topic 260 had no effect on our earnings per share for the quarter or six months ended September 30, 2008.

In November 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging.” that changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FASB ASC Topic 815, and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. The adoption of FASB ASC Topic 815 did not have an impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations” which requires that business combinations will result in assets and liabilities of an acquired business being recorded at their fair values as of the acquisition date, with limited exceptions. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. FASB ASC Topic 805 also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed separately from the business combination in periods after the acquisition date.  We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after April 1, 2009.  The adoption of FASB ASC Topic 805 did not have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FASB guidance now codified as FASB ASC Topic 718-740, “Compensation – Stock Compensation, Income Taxes.”  FASB ASC Topic 718-740 requires us to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on non-vested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of FASB ASC Topic 718-740 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009.  The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on March 29, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 11, Subsequent Events, for this additional disclosure.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

11.  Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  We evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 4, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after November 4, 2009.

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

TRC was incorporated in Florida in 1981.  Our principal offices are located at 5250 140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net.  Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Quarterly Report on Form 10-Q.

Our operating strategy is to grow revenue and improve operating margin in our military, recreational vehicle, industrial, and consumer markets as well as closely aligned markets if they share similar products or have other synergies.  We plan to achieve these growth goals through internal development of new products, acquisitions, strategic partnerships and licensing.  We have undertaken a number of initiatives to lower cost, improve asset turnover and reduce our risk.  These initiatives include, but are not limited to, product line simplification, establishing product platforms in design, greater utilization of our operations in Honduras, utilizing new designs and operations software to improve quality, accelerate product development and reduce the cost of redesigned products.

 Revenue for the three months and six months ended September 30, 2009 increased $0.3 million and $1.4 million, respectively, compared with the comparable periods for the prior year. Military revenue increased by $2.2 million and $5.4 million over the comparable three month and six month periods for the prior year, respectively.  The increase in military revenue was primarily due to an accelerated delivery schedule in our military business.  Commercial revenue , including royalties, decreased by $1.9 million and $4.0 million for the three month and six month periods, ended September 30, 2009, respectively. The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business. The decline in commercial revenue was principally a result of weakness in our traditional markets, including RV OEM and industrial construction, and a continuing decline in RAC revenue, a market that we exited as of June 30, 2009.

Gross profit improved by $0.4 million and $1.9 million over the three month and six month periods, for the prior year comparable periods, respectively.  The increase in gross margin was due to a favorable shift in the mix of military and commercial business, higher overall revenue, and the related favorable impact in factory overhead absorption.  The prior year gross profit margins for both the three and six month periods ended September 30, 2008 were favorably impacted by $0.6 million from the disposition of inventory held with one of our contract manufacturers.  The current year margins for both the three and six month periods ended September 30, 2009 were negatively impacted by a $0.3 million increase in inventory reserves based on an analysis of the future utility of inventory, primarily in our commercial product lines, and an increased warranty provision of $0.1 million.  Additionally, gross margin for the six month period ended September 30, 2009 was reduced by $0.3 million due to the write-off of RAC inventory and tooling.

We anticipate that our military revenue will return to prior year levels in the second half of fiscal year 2010.  While we expect our earnings for the second half of fiscal year 2010 will be profitable, we continue to be impacted on the commercial side by weakness in our traditional markets.

RESULTS OF OPERATIONS

Revenue for the second quarter ended September 30, 2009 and 2008 was $9.6 million and $9.3 million, respectively. Military revenue increased $2.2 million while commercial revenue, including royalties, decreased by $1.9 million. Revenue for the six-month period ended September 30, 2009 was $19.3 million compared to $17.9 million reported in the same period of the prior year, an increase of 7.8%.  Military revenue increased $5.4 million while commercial revenue, including royalties, for the six months ended September 30, 2009 decreased $4.0 million from the same period last year.  The increase in military revenue was primarily due to an accelerated delivery schedule in our military business. We anticipate that military revenue will return to prior year levels for the remainder of fiscal year 2010. The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business. The decline in commercial revenue was principally a result of weakness in our traditional markets, including RV OEM and industrial construction, and a continuing decline in RAC revenue, a market that we exited as of June 30, 2009.

Gross profit increased $0.4 million, or 10.8%, to $3.9 million for the quarter ended September 30, 2009, as compared to the same period in the prior year.  Included in the current quarter results of operations was an increase in inventory reserves of $0.3 million based upon an analysis of the future utility of inventory, primarily in our commercial products lines, and an increased warranty provision of $0.1 million.  The prior year period was favorably impacted by $0.6 million from the favorable disposition of inventory held with one of our contract manufacturers.  The increase in gross margin for the quarter over and above the items discussed above was due to a favorable shift in the mix of military and commercial business, higher overall revenue and the related favorable impact on factory overhead absorption. Gross profit increased $1.9 million or 31.3% to $8.0 million for the six months ended September 30, 2009.  As a result of the continued decline in RAC revenue, we wrote-off the remaining inventory and tooling associated with this product line, which reduced gross margin by approximately $0.3 million in the quarter ended June 30, 2009.

Selling and marketing expense of $0.6 million, or 6.3% of revenue, for the quarter ended September 30, 2009 decreased from $0.8 million or 8.9% of revenue for the quarter ended September 30, 2008.  For the six months ended September 30, 2009, selling and marketing expense of $1.3 million, or 6.6% of revenue, was $0.2 million lower than the $1.5 million, or 8.4% of revenue, compared with the prior year.   This decrease in selling and marketing expense as a percent of revenue was primarily due to the increase in military revenue in the first two quarters of the current year compared with the first two quarters of the prior year.

General and administrative expense of $1.0 million, or 10.3% of revenue, for the quarter ended September 30, 2009 decreased from $1.3 million, or 14.2% of revenue for the quarter ended September 30, 2008.  For the six months ended September 30, 2009, general and administrative expense of $2.0 million, or 10.3% of revenue was $0.6 million lower than the $2.6 million or 14.3% of revenue for the prior year. The decrease of general and administrative expense for both the quarter and six months ended September 30, 2009 is primarily due to lower professional fees as the prior year period included expenses related to the ELE patent litigation.  The 4.0 percentage point decrease in general and administrative expense as a percent of revenue in the first two quarters of the current year, as compared to the first two quarters of the prior year, primarily results from the higher revenue for the current year.

   Research and development expense of $0.7 million, or 6.8% of revenue, for the quarter ended September 30, 2009 increased by $0.1 million from the $0.6 million, or 6.4% of revenue, for the same quarter last year.  For the six months ended September 30, 2009, research and development expense was $1.3 million, or 6.8% of revenue, compared to $1.1 million, or 6.3% of revenue, for the same period last year.  The increase in research and development expense from the prior year periods is primarily due to higher salary costs and consulting related expenses as we added resources to improve our engineering expertise.

Other income (expense), net decreased for both the quarter and six months ended September 30, 2009 primarily due to a payment received in the prior year as part of a legal settlement.

 Income tax expense was $0.4 million for the quarter ended September 30, 2009 and $0.2 million for the quarter ended September 30, 2008.  For the six months ended September 30, 2009, income tax expense was $0.9 million compared to $0.2 million for the same period last year.  Income taxes as a percent of income before income taxes was 26.2% and 27.4% for the quarter and six months ended September 30, 2009, compared with 17.9% and 18.6% for the quarter and six months ended September 30, 2008.  Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.

At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with FASB ASC Topic 740, “Income Taxes,”, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

 Net income for the quarter ended September 30, 2009 was $1.2 million, compared to a $0.9 million in the same quarter last year.  The basic and diluted earnings per share was $0.21 for the quarter ended September 30, 2009, compared to basic and diluted earnings per share of $0.16  for the same quarter last year.  The net income for the six-month period ended September 30, 2009 was $2.4 million, compared to net income of $1.0 million for the same period in the prior year.  The basic and diluted earnings per share was $0.41 and $0.40, respectively, for the six-month period ended September 30, 2009, compared to basic and diluted earnings per share of $0.17 for the same period of the prior year.

  LIQUIDITY AND CAPITAL RESOURCES

 Our cash and cash equivalents increased from $2.9 million as of March 31, 2009 to $7.1 million as of September 30, 2009.  Cash provided by operating activities was $5.6 million, cash used in investing activities was $1.2 million and cash used in financing activities was $0.2 million resulting in a total increase in cash of $4.1 million for the six-month period ended September 30, 2009.

 Cash provided by operating activities primarily resulted from net income of $2.4 million, a decrease in inventory of $1.7 million, a decrease in income taxes receivable of $0.6 million, and depreciation of $0.5 million, partially offset by an increase in deferred income taxes of $0.3 million.

 Cash used in investing activities was due to purchase of short-term investments in excess of maturing investments and cash used for purchases of property and equipment.

 Cash used in financing activities was due to the payment of quarterly dividends.

Effective as of September 30, 2009, we entered into the Loan Agreement and Replacement Note with Wachovia, our current institutional lender.  The Replacement Note provides for an interest rate equal to the 30-day London Interbank Offering Rate (“LIBOR”) Market Index Rate plus 2.10%, through December 31, 2009.  Thereafter, the interest rate will be reset quarterly.   As a result, effective for the quarter beginning on January 1, 2010 and continuing thereafter, the interest rate on the Replacement Note will be reset at a rate equal to the LIBOR Market Interest Rate plus the applicable LIBOR Spread for such quarter as follows:

If Funded Debt/EBITDA Ratio Is:	The LIBOR Spread (basis points) will be:

< 1.50:1.00	210
≥ 1.50:1.00 < 2.00:1.00	240
≥ 2.00:1.00	270

The revolving line of credit can be used for working capital and general corporate purposes.  Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid.  The Loan Agreement obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of our Honduran subsidiary, which require us to maintain certain financial ratios.  As of September 30, 2009 and March 31, 2009 we had no borrowings on our Wachovia credit facility.

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

 We may enter into government contracts that fall within the scope of FASB ASC Topic 912-605, “Contractors-Federal Government Revenue Recognition”.  Currently we do not have any transactions being accounted for within the scope of FASB ASC Topic 912-605.  We may enter into government contracts that fall within the scope of FASB ASC Topic 605-35, “Revenue Recognition, Construction-Type and Production-Type Contracts”.   For government contracts within the scope of FASB Topic 605-35, we record revenue under a units-of-delivery model with revenue and costs equal to the average unit value times the number of units delivered.  Any estimated loss on an overall contract would be recognized in the period determined in accordance with FASB ASC Topic 605-35.  We have not experienced past losses on government contracts.

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

 Inventories.  Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products.  If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost.  We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market.  We review the reasonableness of our estimates each quarter (or more frequently).  A write-down is established for inventory that has had no activity for long periods of time, is in excess of reasonable needs, or for which management believes is no longer salable. This write-down is reviewed and approved by the senior management team.  In the future, based on our quarterly analysis, if we estimate that any remaining write-down for obsolescence is either inadequate or in excess of the inventory allowance required, we may need to adjust it.  At present, based on our analysis, we believe the write-down amount is properly valued for the inventory held by us.

 Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets.  It had been management’s intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.  Accordingly, prior to fiscal 2005 no provision was made for foreign withholding taxes or United States income taxes which would become payable if undistributed earnings of our foreign subsidiary are paid to us as dividends.  In fiscal 2005 and fiscal 2006, pursuant to Sections 951 and 956 of the Internal Revenue Code, approximately $3.3 million of current year and prior undistributed earnings of our Honduras subsidiary were deemed to be dividends paid to the parent company and, therefore, subject to U.S. income tax.  We recorded for all of the taxes attributable to these deemed dividends in fiscal 2005 and fiscal 2006 in our financial statements. The circumstances that triggered the taxation of our foreign earnings no longer exist and it is our intention to reinvest future undistributed earnings of our Honduras subsidiary and thereby indefinitely postpone their repatriation.

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

 Impairment of Long-Lived Assets.  We evaluate the recoverability of property, plant and equipment and intangible assets in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.” We test for impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. An impairment loss is recognized in the event the carrying value of these assets exceeds the fair value of the applicable assets. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management, which could have a material effect on our operating results and financial position.

The Company evaluates goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill is recorded at the time of an acquisition and is calculated as the difference between the total consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. If the assumptions and estimates used to allocate the purchase price are not correct, or if business conditions change, purchase price adjustments or future asset impairment charges could be required. We have no goodwill recorded.  The value of our intangible assets could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) a significant slowdown in the worldwide economy and the semiconductor industry or (iv) any failure to meet the performance projections included in our forecasts of future operating results. In accordance with FASB ASC Topic 350, we test intangible assets for impairment on an annual basis or more frequently if we believe indicators of impairment exist. Impairment evaluations involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

Stock-Based Compensation.  For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statement of Operations. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

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

             As of September 30, 2009, we had no borrowings.  If we borrow under our Wachovia credit facility, our borrowing costs will be affected by changes in interest rates.   We also have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $40 on an annual basis.

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

Due to the political instability in Honduras, we are closely monitoring events there as talks continue over conflicting proposals for restoring ousted President Manuel Zelaya to office.  On June 28, 2009soldiers of the Honduran military removed President Manuel Zelaya from office after he defied court orders to cancel a referendum that sought to amend the constitution of Honduras to permit him to seek re-election and potentially expand his powers.  The current political crisis in Honduras has resulted in international tensions for the existing government.

To date, there has been no significant disruption in our manufacturing operations since the political crisis in Honduras commenced and we continue to ship components into and our products out of Honduras.  In addition, there has been no impact on our ability to make and receive payments and conduct routine banking and financial transactions.  However, the political situation in Honduras remains uncertain and could result in disruption of our manufacturing operations which could have a material adverse effect on our manufacturing operations and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

 On August 6, 2009, the Company held its 2009 Annual Meeting of Stockholders in Clearwater, Florida.  Out of 5,890,828 shares of common stock entitled to vote at the Annual Meeting, a total of 5,258,795 shares were present in person or by proxy.  The following is a tabulation of the voting on the proposals presented as the Annual Meeting:

 Proposal 1:  The following nominees were elected as directors to serve a one-year term of office:

	Shares Voted FOR	Shares WITHHELD
Owen Farren	5,042,341	216,453
Raymond B. Wood	5,045,441	213,353
Gerry Chastelet	4,813,483	445,311
Patrick M. Murphy	5,014,877	243,917
David F. Walker	5,045,798	212,996
Raymond V. Malpocher	5,014,510	244,284
N. John Simmons, Jr.	5,045,699	213,095

Proposal 2:  The appointment of KPMG LLP as the Company's independent registered public accounting firm for the year ending March 31, 2010 was ratified as such:

Shares Voted FOR	Shares WITHHELD	Shares ABSTAINED
5,070,227	177,746	10,822

The outside Directors appointed Mr. Simmons, Jr. as Lead Director and Mr. Chastelet as the Chairman of the Nominating and Governance Committee.

Effective as of September 2, 2009, the Audit Committee approved the engagement of Kirkland, Russ, Murphy & Tapp, P.A., an independent member of the BDO Seidman Alliance, as our independent registered public accounting firm for the year ending March 31, 2010, and informed  KPMG LLP that it was dismissed as the Company’s independent registered public accounting firm.  The Board of Directors of the Company also approved the change in our independent registered public accounting firm for the year ending on March 31, 2010.

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

TECHNOLOGY RESEARCH CORPORATION

November 6, 2009	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2009	By: /s/ Thomas. G. Archbold
Thomas G. Archbold
Chief Financial Officer
(Principal Financial and Accounting Officer)