Form 10-Q
period 2010-02-09
TECHNOLOGY RESEARCH CORP
filed 2010-02-10
CIK 741556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2009

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

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate number of shares of the Registrant’s Common Stock, $.51 par value, outstanding on February 4, 2010, was 5,920,002.

FORM 10-Q

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
ASSETS	2009	2009
Current assets:
Cash and cash equivalents	$11,117	2,954
Short-term investments	1,000	3,996
Trade and other accounts receivable, net of allowance for doubtful
accounts of $135 at December 31, 2009 and $203 at March 31, 2009	4,725	5,372
Income taxes receivable	597	631
Inventories, net	6,243	8,013
Deferred income taxes	692	622
Prepaid expenses and other current assets	295	265
Total current assets	24,669	21,853

Property, plant and equipment, net of accumulated depreciation of
$10,314 and $9,852, respectively	2,695	3,189
Intangible asset, net of accumulated amortization of $222 and $178, respectively	360	404
Deferred income taxes – non-current	94	-
Other assets	33	33
Total assets	$27,851	25,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,383	1,309
Unsettled treasury obligation	-	998
Accrued expenses	1,503	1,422
Accrued dividends	121	121
Total current liabilities	3,007	3,850

Income taxes payable	418	111
Deferred income taxes	-	37
Total liabilities	3,425	3,998

Stockholders' equity:
Common stock $0.51 par value; 10,000,000 shares authorized,
5,945,787 shares issued and 5,920,002 shares outstanding and 5,912,328 shares issued and 5,890,828 outstanding, respectively	3,030	3,015
Additional paid-in capital	10,375	9,982
Retained earnings	11,077	8,524
Common stock held in treasury, 25,785 and 21,500 shares, respectively, at cost	(56)	(40)
Total stockholders' equity	24,426	21,481
Total liabilities and stockholders' equity	$27,851	25,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

    TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

Three Months Ended December 31,			Nine months Ended December 31,
	2009	2008	2009	2008
Revenue:
Commercial	$3,525	3,932	10,569	15,021
Military	3,978	3,774	16,087	10,459
Royalty	85	115	258	269
Total revenue	7,588	7,821	26,914	25,749
Cost of sales	4,832	5,270	16,202	17,140
Gross profit	2,756	2,551	10,712	8,609

Operating expenses:
Selling and marketing	582	701	1,862	2,212
General and administrative	919	1,103	2,917	3,673
Research and development	565	586	1,896	1,716
Total operating expenses	2,066	2,390	6,675	7,601
Income from operations	690	161	4,037	1,008

Other income (expense):
Other income, net	-	165	5	545
Interest expense	-	(6)	-	(10)
Other income, net	-	159	5	535
Income before income taxes	690	320	4,042	1,543
Income tax expense	208	65	1,128	292
Net income	$482	255	2,914	1,251

Earnings per share - basic	$0.08	0.04	0.49	0.21

Earnings per share - diluted	$0.08	0.04	0.48	0.21

Shares outstanding - basic	5,896,728	5,890,828	5,892,903	5,890,828

Shares outstanding - diluted	6,022,855	5,897,310	5,975,212	5,902,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

Nine months Ended December 31,

	2009 2008
Cash flows from operating activities:
Net income	$2,914	1,251
Adjustments to reconcile net income
to net cash provided by operating activities:
Accretion of interest on short-term investments and other receivable	(8)	(46)
Bad debt expense	-	125
Depreciation	732	850
Amortization of intangible assets	44	44
Stock compensation expense	368	311
Deferred income taxes	(201)	750
Loss on disposal of equipment	143	42

Changes in operating assets and liabilities:
Trade and other accounts receivable, net	647	1,708
Inventories, net	1,770	(341)
Other receivable	-	(34)
Prepaid expenses and other current assets	(30)	(193)
Other assets	-	8
Trade accounts payable	74	(1,286)
Accrued expenses	81	(321)
Income taxes receivable and income taxes payable	341	(457)
Net cash provided by operating activities	6,875	2,411
Cash flows from investing activities:
Maturities of short-term investments	6,000	3,500
Purchase of short-term investments	(3,994)	(5,960)
Purchases of property and equipment	(381)	(597)
Net cash provided by (used in) investing activities	1,625	(3,057)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	-
Tax benefit of restricted stock vesting	38	-
Purchase of treasury stock	(16)	-
Cash dividends paid	(361)	(355)
Net cash used in financing activities	(337)	(355)
Net increase (decrease) in cash and cash equivalents	8,163	(1,001)
Cash and cash equivalents at beginning of period	2,954	2,132
Cash and cash equivalents at end of period	$ 11,117 $1,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

  TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share data)

1.  Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation  Annual Report on Form 10-K for the year ended March 31, 2009.  Operating results for the nine-month period ended December 31, 2009 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2010.

The information furnished reflects, in the opinion of our management, all adjustments necessary for a fair presentation of the financial results for the interim periods presented.  We evaluated all subsequent events through February 4, 2010, the date the financial statements were issued.

2.  Earnings Per Share:

In June 2008, the Financial Accounting Standards Board (“the FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  As of April 1, 2009, we implemented FASB ASC Topic 260 which requires us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share.  We had no shares of unvested restricted stock as of December 31, 2008 so the retrospective application of FASB ASC Topic 260 had no effect on our earnings per share for the quarter or nine months ended December 31, 2008.

The following tables summarize the components of basic and diluted earnings per share computations.

	Three months ended December 31,		Nine months ended December 31,

	2009	2008	2009	2008
Reconciliation of undistributed earnings:
Net income available to common shareholders	$482	255	2,914	1,251
Less dividends on common stock	119	118	357	237
Less dividends on unvested participating securities	1	-	4	-
Undistributed earnings (1)	$362	137	2,553	1,014

	Three months ended December 31,		Nine months ended December 31,

	2009	2008	2009	2008
Basic earnings per share computation:
Net income available to common shareholders	$482	255	2,914	1,251
Less: dividends equivalents on unvested participating securities	1	-	4	-
Less: undistributed earnings allocated to unvested participating securities(1)	5	-	34	-
Undistributed earnings allocated to common sharelholders	$476	255	2,876	1,251
EPS Denominator
Weighted average shares outstanding for basic earnings per share	$5,896,728	5,890,828	5,892,903	5,890,828
Basic earnings per common share	0.08	0.04	0.49	0.21

	Three months ended December 31,		Nine months ended December 31,
	2009	2008		2009	2008
Diluted earnings per common share computation (1)
Net income available to common shareholders	$482	255	2,914	1,251
Less: dividend equivalents on unvested participating securities	1	-	4	-
Less: undistributed earnings allocated to unvested participating securities	5	-	34	-
Undistributed earnings allocated to common shareholders	$476	255	2,876	1,251
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	5,896,728	5,890,828	5,892,903	5,890,828
Dilutive common shares issuable upon exercise of stock options (2)	77,644	6,482	41,254	11,819
Dilutive unvested common shares associated with restricted stock awards	48,483	-	41,055	-
Weighted average shares outstanding - diluted	6,022,855	5,897,310	5,975,212	5,902,647

Diluted earnings per common share	$0.08	0.04	0.48	0.21

(1) For the three and nine months ended December 31, 2009, 78,825 of our issued but unvested shares of restricted stock are considered participating securities.  For the three and nine months ended December 31, 2008, there were no shares of restricted stock outstanding.  The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.

(2) For the nine-month and three-month periods ended December 31, 2009 options to purchase 654,643  and 605,200 shares of common stock, respectively, were considered anti-dilutive for purposes of calculating earnings per share.  For the nine-month and three-month periods ended December 31, 2008, options to purchase 698,000 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share.

Restricted Stock

The fair value of our restricted stock is calculated based upon the fair market value of our underlying stock at the date of grant.  As of February 4, 2010, there were 78,825 shares of restricted stock outstanding with an unrecognized stock-based compensation expense of approximately $121 to be recognized as compensation expense over a weighted average-period of two years.

3.  Short-term Investments:

 The value of our short-term investments totaled $1,000 as of December 31, 2009, consisting of original cost plus accrued interest on U.S. Treasury Bills.  As of March 31, 2009, the value of our short-term investments totaled $3,996, consisting of original cost plus accrued interest on U.S. Treasury Bills and included $998 for an unsettled purchase of a U.S. Treasury bill resulting in a matching liability being recorded in current liabilities.  We consider all of our short-term investments to be held-to-maturity, and therefore, are recorded at amortized cost. The carrying amount approximates fair value because of the relative short maturity of these instruments.

4.  Inventories:

 Inventories consist of the following:

December 31, 2009		March 31, 2009

Raw materials	$4,135	5,084
Work-in-process	417	766
Finished goods	1,691	2,163
Total	$6,243	8,013

 5.  Warranty:

 We generally provide a one year warranty period for all of our commercial and military products.  We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us.  Our warranty provision represents management's best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty.   A roll-forward of the activity in our warranty liability reserve, included in accrued expenses, for the three and nine month periods ended December 31, 2009 and 2008 is as follows:

	Three months ended December 31,		Nine months ended December 31,

	2009	2008	2009	2008

Beginning Balance	$240	137	164	137
Accruals for warrenties	37	53	232	112
Settlements made	(38)	(26)	(157)	(85)
Ending Balance	$239	164	239	164

6.  Debt:

Effective September 30, 2009, we entered into the First Amendment to Amended and Restated Loan Agreement (the “Loan Agreement”) and Promissory Note dated that same date (the “Replacement Note”) with Wachovia Bank, N.A. (“Wachovia”), our current institutional lender.  The Replacement Note provides for an interest rate on our line of credit equal to the 30-day London Interbank Offering Rate (“LIBOR”) Market Index Rate plus 2.10%, through December 31, 2009.  Thereafter, the interest rate will be reset quarterly as follows:

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

The Loan Agreement reduces our existing $6,000,000 credit facility to $3,000,000.  As of December 31, 2009 and March 31, 2009, we had no borrowings on this credit facility.  The revolving line of credit can be used for working capital and general corporate purposes.  Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid.  Our Loan Agreement with Wachovia obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets, including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of Technology Research Corporation/Honduras, S.A. DE C.V, our wholly-owned subsidiary.

7.  Income Taxes:

Our effective income tax rate was 30.1% and 20.3% for the three months ended December 31, 2009 and 2008, respectively.  For the nine months ended December 31, 2009 and 2008, our effective income tax rate was 27.9% and 18.9%, respectively.  The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our Honduran subsidiary.  The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the corporate effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras.

  In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not. We have provided a valuation allowance against a portion of our net U.S. deferred tax assets due to uncertainties regarding their realization. We evaluate the realizability of our deferred tax assets on a quarterly basis by determining whether or not the anticipated pre-tax income for the upcoming twelve months is expected to be sufficient to utilize the deferred tax assets that we have recognized.   As of December 31, 2009, we have unrecognized tax benefits of $434, of which $16 is included in income taxes receivable and $418 is included in noncurrent income taxes payable.  During the three months ended December 31, 2009 and 2008, we recorded $87 and $137, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $1 for the three months ended both December 31, 2009 and 2008, respectively. During the nine month periods ended December 31, 2009 and 2008, we recorded $307 and $140, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $2 for the nine months both ended December 31, 2009 and 2008, respectively. Total accrued interest at December 31, 2009 and March 31, 2009 was $10 and $7, respectively, and was included in income taxes receivable. There are no accrued penalties for income taxes in our financial statements as of December 31, 2009.  With the adoption of FASB ASC Topic 740, our policy is to recognize interest and penalties in the provision for income taxes in our financial statements.

A reconciliation of unrecognized tax benefits is as follows:

	Three months ended December 31,		Nine months ended December 31,

	2009	2008	2009	2008
Beginning balance	$346	14	127	12
Additions based on tax positions related to the current year	-	-	-	-
Additions for tax positions of prior years	88	138	307	140
Ending balance	$434	152	434	152

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

Stock compensation expense of $118 and $101, respectively, was included in the Condensed Consolidated Statements of Income for the three months ended December 31, 2009 and 2008. Stock compensation expense of $368 and $311, respectively, was included in the Condensed Consolidated Statements of Income for the nine months ended December 31, 2009 and 2008.

Cash received from the exercise of stock options under all share-based payment arrangements for the three months and nine months ended December 31, 2009 was $0 and $2, respectively.  No options were exercised during the three month and nine month periods ended December 31, 2008.   Currently, we expect to utilize authorized, but unissued, shares that have been registered with the U.S. Securities and Exchange Commission on a Form S-8 when share-based restricted stock awards are granted.

Stock Option Plans

We have adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards (non-vested shares) of our common stock (the “Plans”).  Employee stock options that have been granted generally vest over a three year period and, until March 2008, director stock options were subject to a two-year vesting period.  Beginning in March 2008 when directors were granted stock options for the fiscal 2009 year, our director options that have been issued are subject to a three-year vesting period. The exercise price of any incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of our common stock on the date of grant.  For any participant owning stock representing more than 10% of the voting power of all classes of our stock, the exercise price will not be less than 110% of the fair market value of the shares of our common stock on the date of grant.  The term of any stock options that we grant may not exceed ten years.  Non-qualified stock options will be granted at the fair market value of our common stock on the date of grant.

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

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting.  A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan.  A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 376,107 shares remain available for awards as of December 31, 2009.

 The table below summarizes the stock option activity in the Plans from April 1 through December 31, 2009:

			Aggregate	Weighted	Weighted
	Shares		intrinsic	average	average
	available	Options	value	exercise	remaining
	for grant	outstanding	(in thousands)	price	contractual life
Balance as of March 31, 2009	332,750	955,586	$1	$4.44	8.09
Options expired	14,299	(14,299)	-	9.92	-
Options granted	-	-	-	-	-
Options canceled	29,058	(29,058)	-	3.54	-
Options exercised	-	(1,000)	2	1.63	-
Balance as of December 31, 2009	376,107	911,229	$637	$4.39	7.21
Exercisable as of December 31, 2009		541,988	$234	$5.65	6.35
_________________

There were no options granted during the nine months ended December 31, 2009. The weighted average grant date fair value of options granted during the nine months ended December 31, 2008 was $1.09 per share. The total intrinsic value of options exercised during the nine months ended December 31, 2009 was $2. There were no options exercised during the nine months ended December 31, 2008.

As of December 31, 2009, there was $400 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.3 years.  The total fair value of stock options vested during the nine months ended December 31, 2009 and 2008 was $247 and $29, respectively.

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

The assumptions used to value stock option grants for the three and nine months ended December 31, 2009 and 2008 are as follows:

	Three months ended December 31,		Nine months ended December 31,

	2009	2008	2009	2008
Expected dividend yield	N/A	3.23%	N/A	3.05%
Risk free interest rate	N/A	1.92%	N/A	2.14%
Expected volatility	N/A	75.60%	N/A	76.48%
Expected life	N/A	8.00 yrs	N/A	7.89 yrs

Restricted Stock Awards

We granted 81,999 shares of restricted stock awards (non-vested shares) in December 2008 at a fair market value of $1.70 per share on the date of grant.  We granted 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a fair market value of $1.90 per share on the date of grant.  The restricted shares have a three-year vesting period, with one-third of such restricted shares vesting after the completion of a year of service.  On December 15, 2009, 28,174 restricted shares vested and as of December 31, 2009, 78,825 shares of restricted stock are non-vested and remain outstanding.

As of December 31, 2009, there was $121 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years. None of the restricted shares that we have granted vested in the fiscal year ended March 31, 2009 and 28,174 vested during the three month and nine month periods ended December 31, 2009.

The following table summarizes activity relating to our restricted stock grants during the period from April 1 through December 31, 2009:

		Weighted-average
		Grant-Date
	Shares	Fair Value
Non-vested balance at March 31, 2009	106,999	$1.75
Restricted stock granted	-
Restricted stock vested	(28,174)	1.70
Restricted stock forfeited	-
Non-vested balance as of December 31, 2009	78,825	$1.76

9.  Litigation:

We are involved in various claims and legal actions arising in the ordinary course of business.  In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

10.  New Accounting Standards:

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

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of March 31 and December 31, 2009, we did not have any minority interests.  The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued guidance now codified as FASB ASC Topic 260, “Earnings Per Share.” Under FASB ASC Topic 260, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share.  As of April 1, 2009, we implemented FASB ASC Topic 260 which requires us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share.  We had no shares of unvested restricted stock as of December 31, 2008 so the retrospective application of FASB ASC Topic 260 had no effect on our earnings per share for the quarter or nine months ended December 31, 2008.

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

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  We adopted FASB ASC Topic 855 on June 30, 2009 with no material effects to the financial results of the Company.

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

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, “Equity – Stock Dividends and Stock Splits,” to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 718-10-S99, “Compensation – Stock Compensation – Escrowed Share Arrangement and the Presumption of Compensation,” to clarify SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The adoption of this pronouncement did not have an impact on our financial condition or results of operations.

11.  Subsequent Events:

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of FASB ASC Topic 855 on June 30, 2009.  We evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through February 4, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, we have not evaluated subsequent events occurring after February 4, 2010.

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

 Revenue for the three months and nine months ended December 31, 2009 decreased $0.2 million and increased $1.2 million, respectively, compared with the comparable periods for the prior year. Military revenue increased by $0.2 million and $5.6 million over the comparable three month and nine month periods for the prior year, respectively.  The increase in military revenue during the first half of fiscal year 2010 was primarily due to an accelerated delivery schedule in our military business while military revenue in the third quarter ended December 31, 2009 was consistent with the comparable quarter in the prior year. We anticipate that military revenue will remain at the prior year level for the remainder of fiscal year 2010. Commercial revenue , including royalties, decreased by $0.4 million and $4.5 million for the three month and nine month periods, ended December 31, 2009, respectively. The extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business that began during the third quarter of fiscal year 2009 and has continued throughout the current fiscal year. The decline in commercial revenue was principally a result of weakness in our traditional markets, including RV OEM and industrial construction, and a continuing decline in RAC revenue, a market that we exited as of June 30, 2009.

Gross profit improved by $0.2 million and $2.1 million over the three month and nine month periods, from the prior year comparable periods, respectively.  The increase in gross margin was due to a favorable shift in the mix of military and commercial business as well as cost reductions, primarily in overhead.  The prior year gross profit margin for the nine month period ended December 31, 2008 was favorably impacted by $0.6 million from the disposition of inventory held with one of our contract manufacturers.  The current year margin for the nine month period ended December 31, 2009 was negatively impacted by a $0.3 million increase in inventory reserves based on an analysis of the future utility of inventory, primarily in our commercial product lines, and an increased warranty provision of $0.1 million.  Additionally, gross margin for the nine month period ended December 31, 2009 was reduced by $0.3 million due to the write-off of RAC inventory and tooling.

RESULTS OF OPERATIONS

Revenue for the third quarter ended December 31, 2009 and 2008 was $7.6 million and $7.8 million, respectively. Military revenue increased $0.2 million while commercial revenue, including royalties, decreased by $0.4 million.  Revenue for the nine-month period ended December 31, 2009 was $26.9 million compared to $25.7 million reported in the same period of the prior year, an increase of 4.5%.  Military revenue increased $5.6 million while commercial revenue, including royalties, for the nine months ended December 31, 2009 decreased $4.5 million from the same period last year.  The increase in military revenue during the first half of fiscal year 2010 was primarily due to an accelerated delivery schedule in our military business while military revenue in the third quarter ended December 31, 2009 was consistent with the comparable quarter in the prior year. We anticipate that military revenue will remain at the prior year level for the remainder of fiscal year 2010. The extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business that began during the third quarter of fiscal year 2009 and has continued throughout the current fiscal year. The decline in commercial revenue was principally a result of weakness in our traditional markets, including RV OEM and industrial construction and a continuing decline in RAC revenue, a market that we exited as of June 30, 2009.

Gross profit increased $0.2 million, or 8.0%, to $2.8 million for the quarter ended December 31, 2009, as compared to the comparable period in the prior year.  The increase in gross margin for the quarter was due to a favorable shift in the mix of military and commercial business.  Gross profit increased $2.1 million or 24.4% to $10.7 million for the nine months ended December 31, 2009. The prior year gross profit margin for the nine month period ended December 31, 2008 was favorably impacted by $0.6 million from the disposition of inventory held with one of our contract manufacturers.  The current year margin for the nine month period ended December 31, 2009 was negatively impacted by a $0.3 million increase in inventory reserves based on an analysis of the future utility of inventory, primarily in our commercial product lines, and an increased warranty provision of $0.1 million.  Additionally, gross margin for the nine month period ended December 31, 2009 was reduced by $0.3 million due to the write-off of RAC inventory and tooling.

Selling and marketing expense of $0.6 million, or 7.7% of revenue, for the quarter ended December 31, 2009 decreased from $0.7 million or 9.0% of revenue for the quarter ended December 31, 2008.  For the nine months ended December 31, 2009, selling and marketing expense of $1.9 million, or 6.9% of revenue, was $0.3 million lower than the $2.2 million, or 8.6% of revenue, compared with the prior year.   This decrease in selling and marketing expense for both the three and nine month periods ended December 31, 2009 as compared with the comparable periods in the prior year is due to lower compensation related costs.

General and administrative expense of $0.9 million, or 12.1% of revenue, for the quarter ended December 31, 2009 decreased from $1.1 million, or 14.1% of revenue for the quarter ended December 31, 2008.  The decrease of general and administrative expense for the quarter ended December 31, 2009 is primarily due to lower professional fees and bad debt expense.  For the nine months ended December 31, 2009, general and administrative expense of $2.9 million or 10.8% of revenue was $0.8 million lower than the $3.7 million or 14.3% of revenue for the prior year. The reduction in general and administrative expenses as well as the 3.5 percentage point decrease in general and administrative expense as a percent of revenue for the nine months ended December 31, 2009, as compared to comparable period in the prior year, primarily results from reductions in current year expenses, primarily professional fees, employment related costs and bad debt expense.

   Research and development expense of $0.6 million, or 7.4% of revenue, for the quarter ended December 31, 2009 showed no change from the $0.6 million, or 7.5% of revenue, for the same quarter last year.  For the nine months ended December 31, 2009, research and development expense was $1.9 million, or 7.0% of revenue, compared to $1.7 million, or 6.7% of revenue, for the same period last year.  The increase in nine-month research and development expense from the prior year periods is primarily due to higher salary costs and consulting related expenses as we added resources to improve our engineering expertise.

Other income (expense), net decreased for the quarter ended December 31, 2009 as the prior year period included payments received from settlements with vendors and for the nine months ended December 31, 2009 primarily due to a payment received in the prior year as part of a legal settlement.

 Income tax expense was $0.2 million for the quarter ended December 31, 2009 and $0.1 million for the quarter ended December 31, 2008.  For the nine months ended December 31, 2009, income tax expense was $1.1 million compared to $0.3 million for the same period last year.  Income taxes as a percent of income before income taxes was 30.1% and 27.9% for the quarter and nine months ended December 31, 2009, compared with 20.3% and 18.9% for the quarter and nine months ended December 31, 2008.  Our effective tax rate varies based primarily on the mix of income before income taxes derived from our Honduran subsidiary, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes.

At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes.  Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter's income tax expense.  In accordance with FASB ASC Topic 740, “Income Taxes,” we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration.  If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

 Net income for the quarter ended December 31, 2009 was $0.5 million, compared to a $0.3 million in the same quarter last year.  The basic and diluted earnings per share was $0.08 for the quarter ended December 31, 2009, compared to basic and diluted earnings per share of $0.04 for the same quarter last year.  The net income for the nine-month period ended December 31, 2009 was $2.9 million, compared to net income of $1.3 million for the same period in the prior year.  The basic and diluted earnings per share was $0.49 and $0.48, respectively, for the nine-month period ended December 31, 2009, compared to basic and diluted earnings per share of $0.21 for the same period of the prior year.

  LIQUIDITY AND CAPITAL RESOURCES

 Our cash and cash equivalents increased from $2.9 million as of March 31, 2009 to $11.1 million as of December 31, 2009.  Cash provided by operating activities was $6.9 million, cash provided by investing activities was $1.6 million and cash used in financing activities was $0.3 million resulting in a total increase in cash of $8.2 million for the nine-month period ended December 31, 2009.

 Cash provided by operating activities primarily resulted from net income of $2.9 million, a decrease in inventory of $1.8 million, a decrease in trade accounts receivable of $0.6 million, a decrease in income taxes receivable of $0.3 million, and depreciation of $0.7 million, partially offset by an increase in deferred income taxes of $0.2 million.

 Cash provided by investing activities was due to the excess of maturing investments over the purchase of short-term investments reduced by cash used for purchases of property and equipment.

 Cash used in financing activities was due primarily to the payment of quarterly dividends.

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

The revolving line of credit can be used for acquisitions, working capital and general corporate purposes.  Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid.  The Loan Agreement obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of our Honduran subsidiary, which require us to maintain certain financial ratios.  As of December 31, 2009 and March 31, 2009, we had no borrowings on our Wachovia credit facility.

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

 We record an allowance for estimated losses resulting from the inability of customers to make timely payments of amounts due on account of product purchases.  We assess the credit worthiness of our customers based on multiple sources of information, including publicly available credit data, subscription based credit reports, trade association data, and other factors such as historical bad debt experience, changes in customer payment terms or payment patterns, credit risk related to industry and geographical location and economic trends.  This assessment requires significant judgment.  If the financial condition of our customers were to worsen, additional write-offs could be required, resulting in write-offs not included in our current allowance for doubtful accounts.

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

             As of December 31, 2009, we had no borrowings.  If we borrow under our Wachovia credit facility, our borrowing costs will be affected by changes in interest rates.   We also have exposure to changes in interest rates from investments in held-to-maturity securities.  With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $100 on an annual basis.

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

On November 29, 2009 elections were held in Honduras resulting in the election of Porforio Lobo as President and the United States recognized the election results on November 30, 2009, significantly reducing political tensions in Honduras. On January 27, 2010, President Lobo was sworn in as the new President of Honduras.  There had been considerable political instability in Honduras since June 28, 2009, when soldiers of the Honduran military removed President Manuel Zelaya from office after he defied court orders to cancel a referendum that sought to amend the constitution of Honduras to permit him to seek re-election and potentially expand his powers.

To date, there has been no significant disruption in our manufacturing operations since the political crisis in Honduras commenced and we continue to ship components into and our products out of Honduras.  In addition, there has been no impact on our ability to make and receive payments and conduct routine banking and financial transactions.  However, while the political situation in Honduras has improved it still remains uncertain and could result in disruption of our manufacturing operations which could have a material adverse effect on our manufacturing operations and results of operations.

Item 4.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2008, our Board of Directors approved the grant of restricted stock awards to certain key employees and executive officers of the Company under the Company’s Amended and Restated 2000 Long Term Incentive Plan.  The total number of restricted stock grants that were issued was 81,999.  With the exception of one award made to our Senior Vice President and Director of Government Operations and Marketing (which will vest annually over a two year period), the restricted stock grants vest annually over a three year period, with one-third vesting annually on the anniversary date of the grant.

The terms of restricted stock awards provide that the grantees could satisfy their tax withholding obligations upon the vesting of their restricted stock by having the Company withhold a number of vested shares having a value on the date of vesting equal to the tax withholding obligation.  As a result of this tax obligation, we withheld 4,285 of the shares that vested and paid the value of those shares to federal tax authorities for the grantees’ account.  As a result, we repurchased 4,285 of the Company’s restricted stock awards to satisfy federal tax obligations that were triggered by the vesting of these shares.

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

TECHNOLOGY RESEARCH CORPORATION

February 4, 2010	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

February 4, 2010	By: /s/ Thomas. G. Archbold
Thomas G. Archbold
Chief Financial Officer
(Principal Financial and Accounting Officer)