Form 10-Q/A
period 2010-03-25
TECHNOLOGY RESEARCH CORP
filed 2010-03-25
CIK 741556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE:

The company is filing this amended Form 10-Q for the period ended June 30, 2009 to amend the certifications required by Item 601(b)(31) to be in the exact form prescribed by Item 601(b)(31) of Regulation S-K.

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

TECHNOLOGY RESEARCH CORPORATION

March 25, 2010	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

March 25, 2010	By: /s/ Thomas G. Archbold
Thomas G. Archbold
Chief Financial Officer
(Principal Financial and Accounting Officer)