Form 10-Q/A
period 2010-03-25
TECHNOLOGY RESEARCH CORP
filed 2010-03-25
CIK 741556

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  o  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definitions of “accelerated filer, “large accelerated filer” and “smaller  reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

The aggregate number of share of the Registrant's Common Stock, $.51 par value, outstanding on November 4, 2009, was 5,891,828.

EXPLANATORY NOTE:

This Company is filing this amended Form 10-Q for the period ended September 30, 2009 to amend the certifications required by Item 601(b)(31) to be in the exact form prescribed in Item 601(b)(31) of Regulation S-K.

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