Form 10-K
period 2010-03-31
TECHNOLOGY RESEARCH CORP
filed 2010-06-10
CIK 741556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

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

Common Stock, Par Value $.51 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2009, was $15,124,862 based upon the $3.27 closing sale price for the registrant’s Common Stock as reported on the NASDAQ Stock Market System on such date. We have excluded shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of our Common Stock from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of June 7, 2010, 6,603,620 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2010 Annual Meeting of Stockholders to be held on August 5, 2010 are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

TECHNOLOGY RESEARCH CORPORATION

FORM 10-K ANNUAL REPORT

2

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

In evaluating these statements, you should specifically consider the information described in the “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Other key factors include, but are not limited to, the acceptance of any new products, such as the voltage booster and network digital switching, the effective utilization of our Honduran manufacturing facility and Far East contract manufacturers, changes in manufacturing efficiencies, the impact of competitive products and pricing and interruptions of or cancellation of existing orders or contracts. We cannot provide any assurance that predicted future results, levels of activity, performance or goals will be achieved, and we disclaim any obligation to revise any forward-looking statements subsequent to events or circumstances or the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. All references to fiscal years apply to our fiscal years, which ended March 31, 2010, March 31, 2009 and March 31, 2008.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Technology Research Corporation is a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on our proven ground fault sensing and Fire Shield® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. The Company also supplies power monitors and control equipment to the United States Military and its prime contractors.

TRC was incorporated in Florida in 1981. Our principal offices are located at 5250-140th Avenue North, Clearwater, Florida 33760, our telephone number is (727) 535-0572 and our website can be accessed at www.trci.net. Information contained or referenced on our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.

In fiscal 2010, we undertook a strategic planning process that included a comprehensive review of our existing products, customers and the markets in which we compete over a strategic planning horizon of three years. During this process, it became evident that many of the current markets for electrical safety products in which we compete are mature, with limited opportunities for growth in the future. In order for us to achieve sustainable long-term growth, and increase shareholder value, management believes we must move into markets that allow for higher margins and less commoditization. We intend to continue to focus resources on our key market sectors: military, transportation/specialty vehicle, and industrial/commercial markets. These markets have many of the same needs and will allow us to converge much of our development talent to product platforms that will serve each of these markets. We will continue to take advantage of our positions in the mature military mobile generator set and ground fault sensing markets which should generate substantial cash flow over the next three years. This cash flow will help us transition the business to include higher-growth markets that will sustain revenue growth in future years as the markets for our electrical safety products mature. We have undertaken a number of initiatives to lower costs, improve asset turnover and reduce our risk. These initiatives include, but are not limited to, (i) simplifying our product line, (ii) designing standard product platforms, (iii) expanding the utilization of our operations in Honduras, and (iv) developing new designs and operations software to improve quality, accelerate product development and reduce the cost of our redesigned products.

Over our three-year strategic horizon, our plan is to be a profitable niche player in the power management and power storage markets with projected double-digit growth rates. Management believes this will require us to develop skills to migrate from an electromechanical ground fault company to a microprocessor-based developer of power products that serve our military, transportation/specialty vehicle, and industrial markets. We intend to develop or acquire skills that focus on four key technologies to drive growth. These include:

•	Products that convert Alternating Current (AC) to Direct Current (DC) and convert DC to AC

With the proliferation of electronics products, the use of inverters is continuing to grow. The latest technology to support these electronics devices is generally referred to as pure sine wave, a process which converts DC power to AC power. While we currently build pure sine wave inverters for military generator sets, these products use older electromechanical technologies that are not competitive in a commercial or renewable energy environment. Although our use of this technology historically has been focused on military generator sets, we intend to expand our capabilities to utilize this technology for our inverter products.

•	Converting AC power into DC power while optimizing the life of the batteries being charged.

The demand for battery charging products continues to rise for consumers, industrial and military applications. We intend to utilize our in-house skills, together with acquired engineering talent to enhance our development of this technology. Our experience and capabilities in serving the military sector provides us with an excellent entry into this market.

•	Developing intelligence and communications products through the use of microprocessor based technology.

By upgrading and developing our firmware and through the expansion of engineering resources, we plan to expand our Network Digital Switching (NDS) multiplexing product line in fiscal year 2011.

•	Power management and distribution technologies.

With TRC’s experience in developing electrical safety products that provide ground fault sensing capabilities, we intend to transition our product mix to include products utilizing intelligent power distribution for the use of micro grid applications for the military and commercial market segments.

On March 31, 2010, we completed an acquisition of all of the common stock of Patco Electronics, Inc., a Titusville, Florida based company (“Patco”). Patco designs and manufactures battery management tools for secondary or re-chargeable batteries in several battery chemistries, including lead acid and lithium ion. Patco’s product solutions support customers in military, commercial and industrial sectors. The acquisition of Patco greatly enhances our ability to convert AC power into DC current that optimizes the life of the batteries being charged, thereby enabling us to take advantage of one of the four technologies identified in our strategic plan to drive business growth. For its calendar year ended December 31, 2009, Patco revenue was approximately $6 million and its net income was approximately $1.7 million.

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

Revenue (in thousands) contributed by commercial and military products and royalties from license agreements are as follows:

Year ended March 31,	Commercial	%	Military	%	Royalties	%	Total
2010	$14,709	42.2	$19,706	56.6	$418	1.2	$34,833
2009	18,582	55.1	14,674	43.5	477	1.4	33,733
2008	22,680	61.0	14,152	38.1	328	0.9	37,160
2007	26,471	69.7	11,521	30.3	—	0.0	37,992
2006	32,250	70.7	13,370	29.3	—	0.0	45,620

Our backlog of unshipped orders as of March 31, 2010 was approximately $9.2 million, as compared to approximately $15.2 million as of March 31, 2009. This backlog consists of approximately 19% of commercial product orders and approximately 81% of military product orders, including approximately $2.3 million from Patco, all of which are expected to ship within the year ending March 31, 2011. The decrease in backlog is principally due to our prime military customer releasing full calendar year orders prior to the closing of our fiscal 2009 year, resulting in the prior year backlog being uncharacteristically high. Our unshipped backlog orders include orders for products where written customer requests have been accepted and the delivery of products is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. We schedule production based upon purchase orders in backlog and our customer’s delivery requirements. Generally, our orders may be changed, rescheduled or cancelled with limited penalties prior to shipment, although our military backlog is generally non-cancellable. For these reasons, our backlog at any particular date is not necessarily indicative of future sales for any succeeding period.

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

Our GFCI, ELCI and PRCD products are all ground fault devices providing protection from dangerous electrical shock by sensing leakage of electricity and cutting off power. Ground fault devices are currently available in three types: circuit breaker, receptacle and portable. We specialize in the portable types of these products. Ground fault devices constantly monitor electric current, and as long as the amount of current returning from the device is equal to the amount that is directed to the device, the GFCI performs no activities. Conversely, if there is less current coming back than there is flowing into the device, some portion must be taking a path through a foreign body, thereby creating a hazard. Upon recognizing that condition, the ground fault device terminates the flow of electricity instantaneously. Ground fault devices range in rating from 120V/15A to 600V/80A (the largest are part of our unique HD-PRO family of products).

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

Our 30 Amp and 50 Amp Surge Guard RV Voltage Regulators are part of our power protection product line and used in recreational vehicles to provide a reliable source of power when experiencing low RV park input voltage. This product automatically and continually monitors line voltage conditions and will boost voltage to an acceptable level to help prevent low voltage damage to the RV’s appliances and electronic devices.

In fiscal 2010, we introduced a network digital switching product family for the RV and specialty transportation vehicle markets that eventually will provide power management of lighting, transfer switches, room slide-outs, pumps, awnings, security features , diagnostics and other user information. These products are microprocessor control based and rely upon embedded software (firmware) to provide programmable devices that can communicate reducing wiring and harnessing requirements throughout the vehicle.

Research, Development and Engineering

We place substantial emphasis on new product development and believe that continued investment in product development is required to maintain and improve our competitive position. Our product development activities emphasize new proprietary products, enhancement of existing products and process technologies. Our research and product development activities occur in Clearwater, Florida and in Titusville, Florida. Our Engineering Department is engaged in designing and developing new commercial and military products and improving existing products to meet the needs of our customers.

In connection with our efforts to develop new products, we have directed our focus on “Engineer to Engineer” type solutions. What this means is that we are working on long term type contracts where we supply our technology to other OEMs for the equipment and products they manufacture. The OEM equipment can be for commercial, industrial or military applications, but is usually application specific in nature. We have developed a power management system architecture that can be used for power management of lighting, transfer switches, room slide-outs, pumps, awnings security features, diagnostics and other user information. In fiscal 2011, we will continue to roll-out our Network Digital Switching product line which is microprocessor based, one of the key strategic initiatives that we identified in our strategic planning process.

In addition to our focus on new product development, we continue to look at ways to reduce cost and improve the value proposition to our customers with our existing products.

We spent $2.6 million, $2.4 million and $1.9 million in fiscal 2010, 2009 and 2008, respectively, on research, development and engineering activities, and we anticipate spending levels at approximately 7% of revenue in fiscal 2011. All engineering activities are expensed as incurred.

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

Commercial/Industrial Markets. We market and sell our GFCI, ELCI (including the heavy duty HD-PRO products), LCDI and our cable protection and management products to the commercial/industrial market. This market is served by over 1,500 electrical and safety distributors and a number of catalogers. These electrical distributors include branches of major chains as well as smaller independent distributors. Catalogers range from safety to industrial and electrical suppliers. We also make private label products for a number of industry leaders to help penetrate this market.

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

In fiscal 2010, we continued our growth and marketing in niche markets such as in the college and university segment of the consumer market with our Fire Shield® LCDI products. A number of colleges and universities are either mandating, or strongly suggesting the use of LCDI protected extension cords and surge strips on campus. In turn, this helps drive our revenue through retailers.

Original Equipment Manufacturers (OEMs). We primarily sell GFCI, ELCI, LCDI and RV Surge Guard and Surge Guard Plus products to this market. The OEM market can also be significantly impacted by new and revised product standards as outlined below:

Impact of New and Revised Product Standards. The NEC requires ground fault protection for many applications, which are enforced by OSHA and local government building codes and adhered to by most manufacturers. We presently focus our marketing efforts in certain spot markets, which have developed in response to NEC imposed requirements. The NEC requirements are often incorporated into UL product standards.

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

License Agreements. From time to time, we enter into license and sales and marketing agreements concerning our portable GFCI, ELCI and LCDI products. These agreements are intended to assist our market penetration into those areas where it would be difficult for us to compete on a direct basis and provide the best return on investment to us.

Military Products and Markets

We design and manufacture products for sale to the military engine generator set controls market. Our expertise in this area is well-known, and our performance in product quality and delivery to the United States military and its prime contractors have resulted in our being recognized as a leader in this industry. The Defense Logistics Agency established a program rating system for its suppliers in 1995 for product quality, packaging and on-time deliveries, and since its inception and for the fourteenth straight year, we have been honored as a Best Value Medalist for the highest rating Gold Category, which signifies our commitment to military contract performance.

We are currently a supplier of control equipment used in engine generator systems purchased by the United States military and its prime contractors. The term “control equipment” refers to the electrical devices used to control the electrical power output of the generating systems. In general, the controls monitor and regulate the operation of engine generator mobile electric generating system sets. Electric generating systems are basic to all branches of the military, and demand is generally less volatile than products utilized in armaments and missiles. Sales are made either directly to the government for support parts or to prime contractors for new production electric generator sets which incorporate our products. We are a qualified supplier for more than 50 control equipment products as required by the U.S. Department of Defense and serve as a supplier of the following types of control equipment, among others: protective relays and relay assemblies, instrumentation transducer controls, fault locating panel indicators, current and power transformer assemblies for current sensing control and instrumentation, motor operated circuit breaker assemblies and electrical load board and voltage change board assemblies. These products are also furnished for spare parts support for existent systems in the military inventory.

In 1989, we completed the redesign of the control equipment related to the 5/10/15/30/60KW Tactical Quiet Generator (“TQG”) Systems programs. We are actively supplying these parts to DRS Technologies, Inc. (“DRS”) and L-3 Communications Inc., who are the prime contractors. In addition, we are also supplying to DRS control equipment related to the 3KW and the 100-200KW TQG systems program which first began in November 1998. The 3KW program, which accounted for approximately $3.7 million in fiscal 2010 revenue, is currently under contract with DRS Technologies until 2012 and is expected to be part of a competitive procurement by the Army for a follow-on contract potentially running through 2017. We are actively involved with Letterkenny Army Depot in support of overhauling and refurbishment of the 3KW power inverters being returned from Iraq and Afghanistan. We also supply products for maintenance and spare parts support directly to the U.S. military.

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

Our newly acquired subsidiary, Patco, designs and manufactures battery management tools for secondary or re-chargeable batteries in several battery chemistries, including lead acid and lithium ion. Patco’s product solutions support customers in military, commercial and industrial sectors. To date, Patco’s revenue has been concentrated in military training commands both domestically as well as internationally.

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

Testing and Qualification

A number of our commercial products must be tested and approved by UL or an approved testing laboratory. UL publishes certain “Standards of Safety” which various types of products must meet and requires that specific tests be undertaken to ascertain whether the products meet the prescribed standards. If a product passes these tests, it receives UL approval. Once our products have been initially tested and qualified by UL, they are subject to regular field checks and quarterly reviews and evaluations. UL may withdraw its approval for such products if they fail to pass these tests and if prompt corrective action is not taken. Our portable electrical safety products have received UL approval. In addition, certain of our portable GFCI and ELCI products have successfully undergone similar testing procedures conducted by comparable governmental testing facilities in Europe, Canada and Japan. We are a member of several committees (UL, IEC, NEMA, CANENA) relating to the establishment of standards requirements for electrical safety devices for both global and North American markets. We also serve on committees for the Recreational Vehicle Industry Association, the Recreational Vehicle Aftermarket Association and the Government Liaison Committee for the Electrical Generating Systems association.

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

Our manufacturing facility in Clearwater, Florida is an ISO 9000:2008 certified manufacturing facility.

Environmental Regulations

Our operations involve the use of hazardous and toxic materials and are subject to federal, state and local laws governing the use, storage and handling of such materials. We fall under the Conditionally Exempt Small Quantity Generators Rule as defined by the Environmental Protection Agency (“EPA”) due to the small amounts of hazardous waste we generate each year, and the cost of disposing such materials is not material to our financial condition, results of operations or cash flows. We believe we are in general compliance with these regulations and that we have obtained all necessary permits to operate our business.

Design and Manufacturing

We currently design almost all of the products that we produce and generally will not undertake special design work for customers unless we receive a contract or purchase order to produce the resulting products. A significant number of our commercial and military electronic products are specialized in that they combine both electronic and magnetic features in design and production. As we begin to execute on our strategic plan and introduce intelligent products to the marketplace, more of our added-value is in the firmware, which is proprietary and difficult to copy.

The business of an electronics manufacturer primarily involves assembly of component parts. We mold most of our own plastic parts for our commercial product lines at our manufacturing facility in Honduras. The remainder of the products that we manufacture is assembled from component parts that are produced or distributed by other companies.

Our wholly-owned subsidiary, TRC/Honduras, S.A. de C.V., manufactures most of our high-volume products sold in the U.S. TRC/Honduras, S.A. de C.V. leases 47,000 square feet of property which is located in ZIP San Jose, a free trade zone and industrial park, located in San Pedro Sula, Honduras. We also manufacture some component parts for our military business in Honduras as well. The benefits of being located in a free trade zone include no Honduran duties on imported raw materials or equipment, no sales or export tax on exported finished products, no U.S. income taxes incurred for any profits generated by the subsidiary, and various other benefits. We utilize our subsidiary in Honduras and Asian contract manufacturers to provide quality products to customers at our most competitive prices

Our newly acquired wholly-owned subsidiary, Patco, is engaged in the design and manufacture of intelligent battery management tools in its Titusville, Florida facility. The battery cells packaged by Patco are purchased from third part manufacturers and are delivered to Patco as sealed cells.

We continue to manufacture our military products and distribute certain of our commercial products, which are manufactured off-shore, through our 43,000 square foot facility in Clearwater, Florida.

Patents and Trademarks

Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing and support activities. We seek to protect our products and technologies primarily through patents, trade secrecy measures, copyrights, trademark registrations, licensing restrictions, confidentiality agreements and other contractual arrangements that are designed to protect our proprietary information. No assurances can be given that others will not independently develop competitive technology that is not covered by our intellectual property rights or that any measures that we take to protect our proprietary products will be effective. We currently own and hold a number of U.S. patents related to certain products, of which five have been issued in the past two years. We have also filed other patent applications and are awaiting action on those applications. Our U.S. patents are valid for 14 to 20 years depending on the type of patent and the effective date of application. There can be no assurance that pending patent applications or other application that we may file will result in issued patents, or that any issued patents will survive challenges to their validity.

The lives of certain patents, related to our ground fault technology, have expired, or will expire within the next few years which could affect our business in certain markets. We believe the success of our business depends on our technical and engineering expertise, and marketing and service abilities of our employees. We vigorously protect our patents, but there can be no assurance that others will not independently develop similar products, duplicate our products or design around the patents issued to us.

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

Major Customers and Exports

Significant customers who accounted for 10% or more of our revenue, and aggregate exports were:

	Years ended March 31,
	(In thousands)
Customer	2010	2009	2008
U.S. Military (direct sales)	$4,325	3,517	6,400
DRS Technologies, Inc., a U.S. Government Prime Contractor	11,423	10,251	6,986

Total Revenue for major customers	$15,748	13,768	13,386

Exports:
Africa	$3	1	1
Australia	—	2	1
Canada	35	63	62
Europe	1,413	2,000	1,921
Far East	83	1,548	2,189
Mexico	13	125	526
Middle East	23	28	17
South America	10	27	13

Total exports	$1,580	3,794	4,730

Our military product sales are primarily to military procurement logistic agencies for field service support on previously shipped military equipment and to OEM prime contractors of electric generators. In fiscal 2010, military revenue was approximately 57% of total revenue, compared to approximately 44% in fiscal 2009 and 38% in fiscal 2008. In fiscal 2010, year to year direct sales to the U.S. military increased approximately 23%, sales to DRS increased approximately 11%, and overall, military revenue increased approximately 34% from fiscal 2009 to fiscal 2010. When comparing fiscal 2009 with fiscal 2008, direct sales to the U.S. military decreased approximately 45%, sales to DRS increased approximately 47%, and overall, military revenue increased approximately 3%. Direct U.S. military revenue accounted for approximately 13% of our total revenue while DRS accounted for approximately 33% of our total revenue for fiscal 2010, as compared to approximately 10% and 30%, respectively, for fiscal 2009, and approximately 17% and 19%, respectively, for fiscal 2008. Additionally, in fiscal 2010, DRS also contracted with us through subcontractors, which combined with DRS revenue, would have accounted for 37% of our revenue in fiscal 2010.

Our exports were down approximately 58% in fiscal 2010, as compared to the prior year, primarily due to our decision to exit the room air conditioner (“RAC”) business in June 2009 and to rely upon a licensing strategy for this market.

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

In the military market, we must compete with other companies, some being larger and some smaller than we are and acting as suppliers of similar products to prime government contractors. We believe that our knowledge of the procurement process, engineering and technical support, price and delivery are major competitive factors in the military market. We believe that we have competitive strengths in all of these areas due to senior management’s involvement in the government procurement process and experience in the design engineering requirements for military equipment. A substantial portion of spare parts procurement by the U.S. Department of Defense is set aside for small business concerns, which are defined in general as entities that do not exceed 750 employees. Because we are classified as a small business concern, we qualify for such set aside procurements for which larger competitors are not qualified. The entry barriers to the military market are significant because of the need, in most cases, for products to pass stringent government tests and qualifications.

Employees

As of March 31, 2010, we employed 85 persons on a full time basis at our headquarters in Clearwater, Florida, 426 persons at our subsidiary in Honduras and 18 at our newly acquired Patco subsidiary. Due to the seasonality of portions of our business and the production requirements placed on our facility in Honduras, the number of personnel may vary significantly from the first half of the fiscal year compared to the second half of the fiscal year.

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

Executive Officers of the Registrant

Set forth below is information related to our executive officers and their ages as of March 31, 2010.

Name	Age	Position

Owen Farren	59	Chairman of the Board, President and Chief Executive Officer

Raymond B. Wood	75	Senior Vice President and Director of Government Operations and Marketing

Thomas G. Archbold	50	Vice President of Finance and Chief Financial Officer

J. Bradley Freeman	46	Vice President of Operations

Douglas B. Tilghman	48	Vice President of Engineering

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

Douglas B. Tilghman joined TRC in October 2007 as our Vice President of Engineering and has been an executive officer of TRC since August, 2008. With over 22 years of experience in electronics hardware and firmware, he most recently was Director of Engineering at both Laird Technologies (electromagnetic shielding) and S. L. Waber/S. L. Industries (surge protection). Mr. Tilghman also spent 3 years as a full time Professor of Electrical Engineering at Lehigh Carbon Community College and as an Adjunct BSET Coordinator/Professor for Temple University. Prior to this, he spent five years with General Electric and served as a Project Leader and AFCI Program Manager at GE Circuit Breaker division. Mr. Tilghman is a graduate of GE Crotonville’s school for New Managers. He also spent six years with Deltech/Ingersol Rand as a Design Engineer for embedded control systems for large compressed air equipment. Mr. Tilghman holds an AASEE, BSEE, MS-Engineering Management/EE and is pursuing a Ph.D. in Engineering Management.

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

Raw materials and components constitute a significant portion of our cost of sales. Factors that are largely beyond our control, such as movements in commodity prices for the specific materials required, may affect the future cost of raw materials and components. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. We have experienced fluctuations in prices of plastic, as well as steel, aluminum and especially copper, which could continue in fiscal 2011.

In addition, the inability of our suppliers to timely deliver raw materials or components could be disruptive and costly. If we are unable to obtain raw materials on a timely basis at an affordable cost or if we experience any significant delays or interruptions of supply, our financial results could be significantly impacted.

We depend upon a limited number of key suppliers.

We purchase a significant volume of products from contract manufacturers in China. In fiscal 2010, for example, our purchases from vendors in China were $0.9 million and we expect this amount to decrease in fiscal 2011 as we have exited the RAC business. The purchase price for these products is set in U.S. dollars. If the exchange rate between the U.S. dollar and Chinese yuan changes so that the yuan appreciates significantly against the dollar, the cost of building our products could increase significantly. We anticipate that outsource providers will play key roles in our manufacturing operations. Although we aim at selecting reputable providers, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business. Because of the role of our outsource providers, we will need to monitor the performance of these suppliers and adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and monitoring of these relationships could adversely affect our customer relationships and/or have a negative effect on our operating results.

The loss of or significant decrease in sales to large customers would adversely affect our revenue and profits.

We rely upon a continuous flow of new orders from our large customers. Failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on us. Our largest customer accounted for 33% of our net revenue for the year ended March 31, 2010. Our largest customer also contracted with us through various subcontractors. If those revenues were included, our largest customer accounted for 37% of our revenue in fiscal 2010. Any reduction in, or cancellation of, orders placed by this customer would at least temporarily, and possibly longer, cause a material reduction in our net revenue, income from operations and net income. In addition, as a result of the desire to more closely manage inventory levels, there is a growing trend in business, especially in our commercial markets, to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require additional expenses to expedite delivery.

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

We manufacture a significant number of products in Honduras and obtain a significant proportion of the raw materials and sub-assembly components used in the manufacturing of our products outside the United States. International operations are subject to risks including, among others:

•	labor unrest;

•	political instability;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	increases in investment and other restrictions or requirements by foreign governments in order to operate in the country or own the subsidiary;

•	import and export duties and quotas;

•	changes in domestic and international customs and tariffs;

•	unexpected changes in regulatory environments;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and support;

•	the difficulty in management and operation of an enterprise in another country;

•	potentially adverse tax consequences; and

•	changes in exchange rates between the U.S. dollar and the foreign currency.

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

Approximately 42% of our revenue is derived from products manufactured or assembled at our manufacturing facility in Honduras and by contract manufacturers located in China. These manufacturing operations, as well as our manufacturing plant in Clearwater, Florida, are subject to hazards that could result in material damage to any such facilities. Such damage to or prolonged interruption in the operations of such facilities for repairs, labor disruption, hurricanes, typhoons or other reasons, could have a material adverse effect on us. In addition, our contract manufacturing agreements can be terminated on short notice. If our contract manufacturers located in China are unable or unwilling to manufacture and deliver products to enable us to meet the delivery schedules and quality that we require, we could be forced to seek additional suppliers, thereby resulting in further delays and additional expenses in shipping products to our customers.

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

We currently hold patents on several products, the main patent being the ‘337 patent underlying our Fire Shield® technology for cord fire prevention. This patent provides legal protection against competitors who could unlawfully copy our technology. Once these patents expire, competitors will be able to legally utilize our technology and competition could increase, resulting in lower prices in the marketplace. If we are unable to develop new patented technologies we may be unable to maintain our profit margins and we could lose our technological advantage in the marketplace.

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

Our design and manufacture of products for sale to the United States military, combined with our international supply chain, subjects us to certain governmental regulations, such as the International Traffic in Arms Regulations (“ITAR”).

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

The introduction of new products involves risks and we may not realize the degree or timing of benefits initially anticipated.

We seek to achieve growth through the design, development, production and sale of innovative products. We regularly invest substantial amounts in research and development efforts that pursue new products. Our ability to realize the anticipated benefits of these new products depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; execution of internal performance plans; availability of internal and supplier-produced parts and materials; achieving cost targets and production efficiencies and the level of customer interest in new products. These factors involve significant risks and uncertainties. We may encounter difficulties in developing and producing these new products, and may not realize the degree or timing of benefits initially anticipated.

We depend on military contracts for a substantial portion of our revenues and the loss of a military contract or a delay or decline in funding of existing or future military contracts could adversely affect our revenues, cash flow and ability to fund our growth.

For the year ended March 31, 2010, 56.6% of our revenue came from military product orders, as compared to 43.5% and 38.1% of total revenues for the fiscal years ended 2009 and 2008, respectively. Because of the growing importance of our military product sales, we are vulnerable if a key military contract is delayed or cancelled for budgetary reasons.

The factors that could cause us to lose these contracts or could otherwise materially harm our business, prospects, financial condition or results of operations include:

•	re-allocation of government resources as the result of actual or threatened terrorism or hostile activities or for other reasons;

•	budget constraints affecting government spending generally, or specific departments such as the U.S. Department of Defense, and changes in fiscal policies or a reduction of available funding;

•	the adoption of new laws or regulations pertaining to government procurement;

•	government appropriations delays or shutdowns;

•	suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

•	impairment of our reputation or relationships with any significant government agency with which we conduct business; and

•	delays in the payment of our invoices by government payment offices.

Our business may be affected by government contracting risks.

U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. Many of the U.S. Government related military orders we have received either as a contractor or subcontractor may extend over a period of years. The U.S. Government military programs are normally funded, however, on an annual basis. Under our contract agreements, the U.S. Government generally has the right to exercise options to extend or expand our contract orders and may modify, suspend or cancel sub orders at its convenience. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. If we or one of our business units were charged with wrongdoing as a result of any U.S. government investigation (including violation of certain environmental or export laws), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages. The U.S. government could void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct. Debarment generally does not exceed three years. Independently, failure to comply with U.S. laws and regulations related to the export of goods and technology outside the United States could result in civil or criminal penalties and suspension or termination of our export privileges.

We are required to comply with laws and regulations relating to the formation, administrations and performance of U.S. Government contracts, which affect how we do business with our customers.

The laws and regulations for which we are subject include:

•	Federal Acquisition Regulations govern the formation, administration and performance of U.S. Government contracts;

•	the Truth in Negotiations Act and implementing regulations require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	U.S. Government Cost Accounting Standards impose accounting requirements that govern the right to seek reimbursement under certain U.S. Government contracts;

•	the Civil False Claims Act provides substantial civil penalties that may be assessed for submitting a false or fraudulent claim to the U.S. Government for payment or approval; and

•	changes in regulations toward contractors such as regulations related to organizational conflicts of interest (OCI) or award protests.

Any material failure to comply with applicable laws affecting our military contracts could result in contract termination, price reductions or debarment from contracting.

Our ability to expand our revenue depends, in part, on newly acquired businesses or product lines.

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

Under current rules, we were required to complete an assessment of the adequacy of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 as of March 31, 2010. We also must include in our assessment, a report detailing management’s assessment of the design effectiveness of our internal control over financial reporting as well as the operating effectiveness of our internal control over financial reporting. Although we will devote significant resources into developing and updating the required documentation and perform the required testing, there can be no assurance that we will be able to comply with all of Section 404’s requirements.

Additionally, our independent registered public accounting firm must issue an attestation report on the operating effectiveness of our internal control over financial reporting as of March 31, 2011. If our internal control over financial reporting is not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion or may issue a qualified opinion as to the effectiveness of our internal control over financial reporting. If this should occur, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which in turn, could cause a decline in the market price of our common stock.

We have undertaken and will continue to seek entry into acquisition transactions which, if unsuccessful, could negatively impact our financial position and business operations.

To grow our business and implement our core objectives, we have relied upon and will seek to identify acquisition targets we believe will enable TRC to carry out its strategic objectives. These transactions require a significant investment of time, financial resources and may disrupt or impair management’s ability to effectively manage the business. Undertaking a material acquisition presents many other risks which include:

•	an acquired entity or business may not operate profitably, which could affect our operating income, profit margins and we may be unable to recover the investment we make in the acquisition;

•	we may be unable to retain major customers of the acquired business after the acquisition is complete;

•	we may encounter operational and performance problems with an acquired business, product line or product development efforts that had not been fully completed prior to the acquisition;

•

completing an acquisition may require us to deplete our cash resources, take on additional debt or issue additional shares of capital stock, thereby diluting the ownership interests of our shareholders; and

•

we may not be able to accurately estimate the financial effect of an acquisition on the profitability of our business or realize improved financial performance as anticipated prior to our entering into the acquisition.

Successful integration of Patco into our Company is dependent on several factors, and the failure to realize the expected benefits of the acquisition of Patco could have an adverse effect on our operations.

We acquired Patco on March 31, 2010, and, as a result, we significantly increased the size of our operations and business. We cannot assure you that we will be able to integrate the operations of Patco without encountering difficulties. Because Patco’s manufacturing operations are conducted at our leased facility located in Titusville, Florida, we will be required to coordinate a geographically separate manufacturing facility, integrate personnel with disparate business backgrounds and combine different company cultures as a result of the acquisition. Any unexpected difficulties in successfully integrating the operations of Patco into our operations could have a material adverse effect on our business, financial condition, results of operations or prospects, and could lead to failure to realize the anticipated benefits of the acquisition. Moreover, our management will be required to dedicate substantial time and effort to the integration of Patco into our operations in fiscal 2011. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of March 31, 2010, we have approximately $5.5 million of goodwill and $3.9 million of intangible assets. We have implemented the relevant accounting guidance which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We will monitor for impairment of goodwill on past and future acquisitions. We perform our impairment testing in the fourth quarter of each year. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. There can be no assurances that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations. Management performs the goodwill valuation.

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

Our wholly-owned subsidiary, Patco, leases 10,000 square feet in Titusville, Florida from Hosea partners, Ltd., an entity founded and controlled by Patco’s founding shareholder, Roger M. Boatman, a related party, which includes about 3,000 square feet of office space and 7,000 square feet of manufacturing and warehouse space. Patco manufactures and assembles our battery charging products and battery management product solutions.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial condition, result of operations or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and quoted on the NASDAQ stock market system, to which we gained admittance in December 1984, under the symbol “TRCI”. In November 1995, NASDAQ approved our application for listing on the National Market System. The following tables set forth a range of high and low market prices for our common stock for the fiscal years ended March 31, 2010 and 2009, as reported on the NASDAQ Stock Market, and the dividends declared with respect to each quarter ended within such years.

Fiscal Year Ended	High	Low	Cash Dividends
March 31, 2010:
First quarter	$2.69	1.65	$0.02
Second quarter	4.01	2.06	0.02
Third quarter	4.24	3.20	0.02
Fourth quarter	4.87	3.09	0.02

			$0.08

March 31, 2009:
First quarter	$3.31	2.48	$0.02
Second quarter	2.69	1.00	0.02
Third quarter	2.15	1.45	0.02
Fourth quarter	2.15	1.32	0.02

			$0.08

As of June 4, 2010, the approximate number of stockholders of record was 294. This number does not include any adjustment for stockholders beneficially owning common stock held of record by any institutional fiduciary, which we believe to represent approximately an additional 2,574 stockholders.

Our authorized capital stock, as of June 4, 2010, consisted of 10,000,000 shares of common stock, par value $0.51, of which 6,603,620 shares were outstanding.

Dividends

The payment of dividends on our common stock is within the discretion of our Board of Directors. In fiscal years 2010, 2009 and 2008 we paid a quarterly cash dividend of $.02 per share or $.08 annually.

Securities Authorized for Issuance Under Equity Compensation Plans

Information with respect to this item may be found under the caption “Equity Compensation Plans” in our definitive proxy statement to be delivered to stockholders in connection with our 2010 Annual General Meeting of Stockholders. Such information is incorporated by reference.

Stock Repurchase Program

We did not repurchase any equity securities during the years ended March 31, 2010 or 2009. On June 28, 2006, the Board of Directors terminated the Stock Repurchase Program.

Restricted stock grants

On December 15, 2008, our Board of Directors approved the grant of restricted stock awards to certain key employees and executive officers of the Company under the Company’s Amended and Restated 2000 Long Term Incentive Plan. The total number of restricted stock grants that were issued was 81,999 at a grant date fair value of $1.70. With the exception of one award made to our Senior Vice President and Director of Government Operations and Marketing (which will vest annually over a two year period), the restricted stock grants vest annually over a three year period, with one-third vesting annually on the anniversary date of the grant. We granted 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a grant date fair value of $1.90 per share to our non-employee directors.

The terms of restricted stock awards provide that the grantees could satisfy their tax withholding obligations upon the vesting of their restricted stock by having the Company withhold a number of vested shares having a value on the date of vesting equal to the tax withholding obligation. As a result of this tax obligation, we repurchased 4,285 of the Company’s restricted stock awards to satisfy federal tax obligations that were triggered by the vesting of these shares.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated balance sheet data as of March 31, 2010 and 2009 and operating results for the years ended March 31, 2010, 2009, and 2008 are derived from our consolidated financial statements which are included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of March 31, 2008, 2007 and 2006 and operating results for the years ended March 31, 2007 and 2006 are derived from audited consolidated financial statements which are not included in this Form 10-K. You should read the selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years ended March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Revenue	$34,833	33,733	37,160	37,992	45,620
Cost of sales	21,196	22,266	27,900	29,368	34,978

Gross profit	13,637	11,467	9,260	8,624	10,642

Operating expenses	9,444	9,907	9,123	10,000	7,922

Income (loss) from operations	4,193	1,560	137	(1,376)	2,720

Interest expense	—	(10)	(75)	(182)	(255)
Other income	29	590	182	3,264	32

	29	580	107	3,082	(223)

Income before income taxes	4,222	2,140	244	1,706	2,497
Income tax expense (benefit)	1,384	500	(112)	244	746

Net income	$2,838	1,640	356	1,462	1,751

Earnings per share:
Basic	$0.48	0.27	0.06	0.25	0.30
Diluted	$0.47	0.27	0.06	0.25	0.30

Shares outstanding:
Basic	5,903	5,891	5,889	5,884	5,786
Diluted	5,997	5,897	5,958	5,907	5,834

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$8,216	6,950	3,627	3,969	3,107
Working capital	17,711	18,003	15,734	16,032	15,393
Total assets	33,538	25,479	24,950	28,279	29,144
Long-term debt	—	—	—	2,000	2,000
Total debt	—	—	—	3,000	3,000
Total stockholders’ equity	26,760	21,481	19,889	19,725	18,158
Cash dividends paid	0.08	0.08	0.08	0.075	0.06

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

In comparing our results of operations for fiscal 2010 versus fiscal 2009 and looking forward to fiscal 2011, management believes there are a number of significant items which have or will impact our financial results. Most significantly, on March 31, 2010, we completed an acquisition of all of the common stock of Patco for $5.0 million in cash, 674,950 shares of our common stock and contingent cash payments if certain revenue targets for the sale of certain battery products are met for either or both of the two years subsequent to March 31, 2010. Patco designs and manufactures battery management tools for secondary or re-chargeable batteries in several battery chemistries, including lead acid and lithium ion. Patco’s product solutions support customers in military, commercial and industrial sectors.

The acquisition of Patco was completed on March 31, 2010, and therefore the results of operations of Patco are not included in our fiscal 2010 results of operations. We did, however, incur approximately $0.5 million of acquisition related expenses that have been charged to our fiscal 2010 results of operations. In its stand-alone financial statements for its calendar year ended December 31, 2009, Patco’s revenue was approximately $6 million and its net income was approximately $1.7 million. The nature of Patco’s business, however, has resulted in significant variations in revenue flow. Over a three year period ending on December 31, 2009, Patco’s revenue grew from $0.9 million to approximately $6.0 million. Consequently, we anticipate that Patco’s revenue may not result in a smooth quarterly flow of revenue.

The Patco purchase price of $8.2 million (including estimated contingent payments recorded at present value of $.7 million) was funded from existing cash resources of $5.0 million and the issuance of common stock valued at $2.4 million (674,950 shares issued at the March 31, 2010 closing price of $4.82 discounted down to $3.59). As part of the accounting for the acquisition of Patco, we are required to allocate the purchase price to the net assets acquired at fair market value. The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with the relevant accounting guidance. Our allocation of purchase price resulted in recording approximately $5.5 million of the purchase price as goodwill. In addition, we expect to record approximately $1.5 million of intangible amortization expense in fiscal 2011 due to the Patco acquisition. As a result of the Patco acquisition, we are contingently liable for an additional cash payment if certain revenue targets are met for revenue recorded on identified battery and charger products sold by Patco for either or both of the two years ended March 31, 2012.

We are currently engaged in several initiatives to integrate Patco into our operations. Our primary focus in this effort is to ensure that we continue to deliver quality products to our customers. As the economics of the acquisition were not predicated on cost synergies, and while we believe that we will ultimately realize cost synergies, this will not be our primary focus in fiscal 2011.

In addition to the Patco acquisition, other factors also impacted the comparability of our results of operations between fiscal 2010 and fiscal 2009. These include:

Revenue for fiscal 2010 was $34.8 million, an increase of $1.1 million from $33.7 million in fiscal 2009. Military revenue increased by $5.0 million in fiscal 2010 over fiscal 2009, primarily due to an accelerated delivery schedule in our military business. We anticipate that fiscal 2011 military revenue (exclusive of Patco’s military revenue) will return to fiscal 2009 levels. Commercial revenue (including royalties) decreased by $3.9 million in fiscal 2010 from fiscal 2009. The extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business that began during the third quarter of fiscal year 2009 and has continued throughout the fiscal year 2010. The decline in commercial revenue was principally a result of weakness in our traditional markets, including RV OEM and industrial construction, and a continuing decline in RAC revenue, a market that we exited as of June 30, 2009.

Gross margin in fiscal 2010 increased by $2.2 million over fiscal 2009 levels primarily due to the overall increase in revenue, a favorable shift in the mix of our military and commercial business and the impact of cost reductions we were able to make in our operations, primarily in overhead. Additionally, the gross margin for fiscal 2010 was negatively impacted by a $0.3 million increase in inventory reserves based on an analysis of the future utility of inventory, primarily in our commercial product lines, and an increased warranty provision of $0.1 million. Gross margin for fiscal 2010 was also reduced by $0.3 million due to the write-off of RAC inventory and tooling. The fiscal 2009 gross profit margin was favorably impacted by $0.6 million from the disposition of inventory held with one of our contract manufacturers.

In fiscal 2009 other income of $0.6 million principally consisted of non-recurring income resulting from settlements with vendors and a payment received in the prior year as part of a legal settlement.

The current year effective tax rate computation was negatively impacted by $0.5 million of non-deductible deal expenses associated with the stock acquisition of Patco, which increased the effective tax rate by approximately 4%.

Overview

We are a recognized leader in providing cost effective engineered solutions for applications involving power management and control, intelligent battery systems technology and electrical safety products based on our proven ground fault sensing and Fire Shield ® technology. These products are designed, manufactured and distributed to the consumer, commercial and industrial markets worldwide. The Company also supplies power monitors and control equipment to the United States Military and its prime contractors.

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

Results of Operations

The following table summarizes our operating results as a percentage of revenue for each of the periods shown:

	2010	2009	2008	2007	2006
Revenue:
Commercial	42.2%	55.1%	61.0%	69.7%	70.7%
Military	56.6%	43.5%	38.1%	30.3%	29.3%
Royalties	1.2%	1.4%	0.9%	—	—

Total Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9%	66.0%	75.1%	77.3%	76.7%

Gross profit	39.1%	34.0%	24.9%	22.7%	23.3%

Operating expenses:
Selling and marketing	7.0%	8.6%	7.4%	7.6%	5.8%
General and administrative	11.2%	13.7%	12.0%	12.8%	7.3%
Research and development	7.4%	7.1%	5.1%	5.3%	4.3%
Acquisition related expenses	1.5%	—	—	—	—
Business restructuring charges	—	—	—	0.4%	—
Other	—	—	—	0.2%	—

Total operating expenses	27.1%	29.4%	24.6%	26.3%	17.4%

Income (loss) from operations	12.0%	4.6%	0.4%	(3.6)%	5.9%

Interest expense	0.0%	0.0%	(0.2)%	(0.5)%	(0.6)%
Other income	0.1%	1.7%	0.5%	8.6%	0.1%

	0.1%	1.7%	0.3%	8.1%	(0.5)%

Income before income taxes	12.1%	6.3%	0.7%	4.5%	5.4%
Income tax expense (benefit)	4.0%	1.5%	(0.3)%	0.6%	1.6%

Net income	8.1%	4.9%	1.0%	3.9%	3.8%

Fiscal 2010 and 2009 Comparison

Revenue for fiscal 2010 increased $1.1 million, or 3.3% to $34.8 million from $33.7 million for the prior fiscal year. Commercial revenue decreased $3.9 million to $14.7 million from $18.6 million. Royalty income decreased to $.4 million from $.5 million. Military revenue increased $5.0 million or 34.3% to $19.7 million from $14.7 million in fiscal 2009. The increase in military revenue during the first half of fiscal year 2010 was primarily due to an accelerated delivery schedule in our military business while military revenue in the second half of fiscal 2010 was consistent with both the comparable levels in the prior year and anticipated levels for fiscal year 2011. The extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business that began during the third quarter of fiscal year 2009 and has continued throughout fiscal 2010. The decline in commercial revenue was principally a result of weakness in our traditional markets, including RV OEM and industrial construction and a continuing decline in RAC revenue, a market that we exited as of June 30, 2009.

Gross profit increased $2.2 million to $13.6 million for fiscal 2010 from $11.5 million for fiscal 2009. The increase in gross margin was due to a favorable shift in the mix of military and commercial business. The current fiscal 2010 margin was negatively impacted by a $0.3 million increase in inventory reserves based on an analysis of the future utility of inventory, primarily in our commercial product lines, and an increased warranty provision of $0.1 million. Additionally, gross margin for fiscal 2010 was reduced by $0.3 million due to the write-off of RAC inventory and tooling. The prior year gross profit margin for fiscal 2009 was favorably impacted by $0.6 million from the disposition of inventory held with one of our contract manufacturers.

Selling and marketing expense of $2.4 million in fiscal 2010 decreased $0.5 million or 15.7% from $2.9 million in fiscal 2009. The $0.5 million decrease from the prior year was primarily due to lower compensation costs. Selling and marketing expense as a percent of revenue decreased to 7.0% of revenue from 8.6% in fiscal 2009 principally due to the significant decrease in commercial revenue.

General and administrative expense decreased $0.7 million or 15.8% to $3.9 million for fiscal 2010 from $4.6 million in the prior year. The decrease from the prior year was principally due to decreased professional fees and bad debt expense. General and administrative expense as a percent of revenue decreased from 13.7% in fiscal 2009 to 11.2% in fiscal 2010 primarily due to the decrease in general and administrative expenses discussed above and the lower revenue in fiscal 2009.

Research and development expense of $2.6 million increased 8.7% in fiscal 2010 from $2.4 million in fiscal 2009. Research and development expense as a percent of revenue increased to 7.4% from 7.1 % in the prior year. The increase in research and development expense from the prior year period is primarily due to a shift in engineering headcount to degreed engineers from technicians and consulting related expenses as we added resources to improve our engineering expertise.

Acquisition related expense of $0.5 million in fiscal 2010 related to the acquisition of Patco and includes investment banker’s fees, legal and accounting costs.

Other income (expense), net was $0.6 million of income in fiscal 2009 and was primarily attributable to payments received as part of a legal settlement.

Income tax expense increased $0.9 million to $1.4 million in fiscal 2010 from $.5 million in fiscal 2009. Income tax expense as a percent of income before income taxes was 32.8% in fiscal 2010, compared with 23.4 % in fiscal 2009. In fiscal 2010, the higher effective tax rate was primarily attributable to the increased military revenue which is primarily produced in the United States rather than Honduras. Additionally, our fiscal 2010 effective tax rate reflects approximately $.5 million of non-deductible Patco acquisition related expenses, which increased the effective tax rate by approximately 4%.

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

Net income was $2.8 million for fiscal 2010, compared with $1.6 million reported in fiscal 2009, an increase of $1.2 million. Gross profit in fiscal 2010 was $2.2 million higher than fiscal 2009 and operating expenses decreased by $0.5 million from the prior year. These amounts were partially offset by a reduction in other income of $0.6 million and an increase in income tax expense of $0.9 million.

Fiscal 2009 and 2008 Comparison

Revenue for fiscal 2009 decreased $3.4 million, or 9.2% to $33.7 million from $37.2 million for the prior fiscal year. Commercial revenue decreased $4.1 million to $18.6 million from $22.7 million. Royalty income increased to $0.5 million from $0.3 million. Military revenue increased $0.5 million or 3.7% to $14.7 million from $14.2 million in fiscal 2008. The recent extreme volatility and disruption of financial markets in the United States, Europe and Asia and depressed conditions in the real estate market have all contributed to weakening worldwide economic conditions and have contributed to a reduction in revenue in our commercial business. The decline in commercial revenue was principally a result of a continuing decline in RAC revenue due to competition from off-shore, low-cost manufacturers and the impact of the recession on several of our major markets, including RV and industrial construction. The increase in military revenue was attributable to increased demand after supplemental government funding became available during the current fiscal year.

Gross profit increased $2.2 million to $11.5 million for fiscal 2009 from $9.3 million for fiscal 2008. In fiscal 2008, due to a steep decline in demand for RAC products, we recorded a write-down to inventory for lower of cost or market of $1.5 million and recorded losses on purchase commitments in excess of requirements of $0.5 million. In fiscal 2009, we received the sum of $0.3 million from one of our contract manufacturers in full and complete settlement for the disposition of our FireShield cable inventory, settlement of additional purchase commitments and for the salvage value of additional FireShield cable inventory that had been manufactured into work in progress and finished goods. As a result of these settlement negotiations, we recognized a $0.6 million gain on the disposition of this inventory and settlement of purchase obligations with one of our supply manufacturers. Gross profit as a percentage of revenue increased 9.1 percentage points from 24.9% in fiscal 2008 to 34.0% in fiscal 2009 primarily due to the items previously discussed.

Selling and marketing expense of $2.9 million in fiscal 2009 increased $.1 million or 5.2% from $2.8 million in fiscal 2008. The $0.1 million increase from the prior year was primarily due to an increase in military marketing. Selling and marketing expense as a percent of revenue increased to 8.6% of revenue from 7.4% in fiscal 2008 principally due to the significant decrease in commercial revenue.

General and administrative expense increased $.1 million or 3.2% to $4.6 million for fiscal 2009 from $4.5 million in the prior year. The increase from the prior year was principally due to increased professional fees and obligations incurred from the retirement of our Chief Financial Officer. General and administrative expense as a percent of revenue increased from 12.0% in fiscal 2008 to 13.7% in fiscal 2009 primarily due to the increase in general and administrative expenses discussed above and the lower revenue in fiscal 2009.

Research and development expense of $2.4 million increased 25.1% in fiscal 2009 from $1.9 million in fiscal 2008. Research and development expense as a percent of revenue increased to 7.1% from 5.1 % in the prior year. The increase in research and development expense from the prior year period is primarily due to an increased headcount in engineering development and consulting related expenses as we added resources to improve our engineering expertise.

Other income (expense), net was $0.6 million of income in fiscal 2009 versus $0.1 million of income in fiscal 2008, an increase in income of $0.5 million. The increase in other income was primarily attributable to payments received as part of a legal settlement. In addition, interest expense declined from the prior year due to the repayment of all borrowings in fiscal 2008.

Income tax expense increased $0.6 million to $0.5 million from a benefit of $0.1 million in fiscal 2008. The increase was due to lower income in fiscal 2008 as well as the jurisdictional source where the income was earned. Our 2008 U.S. income was eliminated due to the large write down in inventory to market value and the increased loss on purchase commitments resulting in the only income we earned in fiscal 2008 being earned in Honduras where there is no income tax. Income tax expense as a percent of income before income taxes was 23.4% in fiscal 2009, compared with (45.9) % in fiscal 2008.

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

Inventories. Because of the lead times required to obtain certain raw materials, we must maintain sufficient quantities on hand to meet expected product demand for each of our many products. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above our cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. We review the reasonableness of our estimates each quarter (or more frequently). A write-down is established for inventory that has had no activity for long periods of time or for which management believes is no longer salable. This write-down is reviewed and approved by the senior management team. In the future, based on our quarterly analysis, if we estimate that any remaining write-down for obsolescence is inadequate, we may need to adjust it. At present, based on our analysis, we believe the write-down amount is properly valued for the inventory held by us.

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

Impairment of Long-Lived Assets. We review long-lived assets for possible impairment of carrying value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the relevant accounting guidance. In evaluating the fair value and future benefit of our assets, management performs an analysis of the anticipated undiscounted future net cash flows to be derived from the use of individual assets over their remaining amortization period. If the carrying amount of an asset exceeds its anticipated undiscounted cash flows, we recognize an impairment loss equal to the difference between its carrying value and its fair value.

Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than its fair value. For the purposes of performing this impairment test, our business segments are our reporting units. The fair values of those reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. Since adoption, no impairment losses have been recorded.

Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility and expected option life. If actual forfeitures differ significantly from our estimates, adjustments to compensation cost may be required in future periods.

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

Liquidity and Capital Resources

As of March 31, 2010, our cash and cash equivalents increased $5.3 million to $8.2 million from the March 31, 2009 balance of $3.0 million. The three components of this increase were cash provided by operating activities of $8.1 million, cash used in investing activities of $2.3 million and cash used in financing activities of $0.5 million.

Cash provided by operating activities primarily resulted from net income of $2.8 million, a reduction in inventory of $1.7 million, depreciation expense of $1.0 million, a decrease in trade and other accounts receivable of $1.2 million, a decrease in income taxes of $0.7 million and stock compensation expense of $0.5 million. The decrease in inventory is primarily attributable to manufacturing process improvements that lowered required inventory levels. The decrease in accounts receivable reflects continued improved collection processes. The increase in stock compensation expense reflects full year of expense for stock option grants made late in fiscal 2009. The decrease in net deferred tax assets reflect the decrease in temporary differences between book and tax deductible items, principally the inventory reserves and purchase commitments recorded in 2008.

Cash used in investing activities was due to cash of $4.8 million used to acquire Patco along with cash of $.5 million paid for purchases of property, plant and equipment less cash received of $3.0 million from the maturity of short term investments.

Cash used in financing activities was due to dividends paid of $0.5 million.

Effective as of September 30, 2009, we entered into the Loan Agreement and Replacement Note with Wachovia, our current institutional lender for a $3 million revolving credit facility. The Replacement Note provides for an interest rate equal to the 30-day London Interbank Offering Rate (“LIBOR”) Market Index Rate plus the applicable LIBOR Spread. The revolving line of credit can be used for acquisitions, working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid. As of March 31, 2010, we were in compliance with the covenants under our revolving credit agreement. As of March 31, 2010 and 2009, we had no outstanding borrowings.

We have no off-balance sheet arrangements and no debt relationships other than noted above.

We believe cash flow from operations, the available bank borrowings and current short-term investments and cash and cash equivalents will be sufficient to meet our working capital requirements for the next 12 months.

New Accounting Standards

Effective July 2009, the FASB codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

In September 2006, the FASB issued accounting guidance that provided a common definition of fair value and established a framework to make the measurement of fair value under U.S. GAAP more consistent and comparable. It also required expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued accounting guidance which permitted a one-year deferral of the application of such fair value accounting guidance for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the non-deferred portion of this accounting guidance as of April 1, 2008 and the deferred portion as of April 1, 2009. The adoption did not have a significant impact on our consolidated financial statements.

In June 2008, the FASB issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and therefore included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and any participating securities as if all earnings for the period had been distributed. The Company’s participating securities consist of unvested restricted stock awards. The new accounting guidance resulted in a change in the Company’s accounting policy effective September 1, 2009 and requires that all prior-period earnings per share data that is presented be adjusted retrospectively. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance for the accounting for subsequent events. The guidance incorporates guidance into the accounting literature that was previously addressed only in auditing standards about management’s requirement to evaluate subsequent events for potential recognition or disclosure. The guidance refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. The adoption of this pronouncement did not have a significant impact on our financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued new guidance for the accounting for certain revenue arrangements that include software elements. This new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This new guidance is effective for us prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. We do not expect the impact of this new guidance to be material to our consolidated financial statements.

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

As of March 31, 2010, we have no long-term debt. Effective as of September 30, 2009, we entered into the Loan Agreement and Replacement Note with Wachovia, our current institutional lender. The Replacement Note provides for an interest rate equal to the 30-day London Interbank Offering Rate (“LIBOR”) Market Index Rate plus 2.10%, through December 31, 2009. Thereafter, the interest rate will be reset quarterly. As a result, effective for the quarter beginning on January 1, 2010 and continuing thereafter, the interest rate on the Replacement Note will be reset at a rate equal to the LIBOR Market Interest Rate plus the applicable LIBOR Spread for such quarter as follows:

If Funded Debt/EBITDA Ratio Is:	The LIBOR Spread (basis points) will be:

< 1.50:1.00	210
> 1.50:1.00 < 2.00:1.00	240
> 2.00:1.00	270

The revolving line of credit can be used for acquisitions, working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid. The Loan Agreement obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of our Honduran subsidiary, which require us to maintain certain financial ratios. As of March 31, 2010 and 2009, we had no borrowings on our Wachovia credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Schedule required by this Item are set forth on the pages indicated at Item 15(a).

Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm – Kirkland, Russ, Murphy & Tapp, P.A.	F-1
Report of Independent Registered Public Accounting Firm – KPMG LLP	F-2
Consolidated Balance Sheets as of March 31, 2010 and 2009	F-3
Consolidated Statements of Income for the years ended March 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2010, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008	F-6
Notes to Consolidated Financial Statements	F-7 thru F-21

Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 2, 2009, KPMG LLP (“KPMG”) was advised that the firm’s services as auditors of the Company were terminated. The decision was approved by the Audit Committee of the Board of Directors of the Company.

The audit reports of KPMG on the consolidated financial statements of Technology Research Corporation and subsidiary as of and for the years ended March 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with the audit of the Company’s consolidated financial statements for each of the fiscal years ended March 31, 2009 and 2008 there were: (1) no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement, and (2) no reportable events.

The Company has engaged Kirkland, Russ, Murphy & Tapp, P.A. an independent member of the BDO Seidman Alliance, (“KRMT”) to serve as its new independent registered certified public accountants. Prior to the engagement of KRMT to provide the audit of the Company’s financial statements and the review of interim filings, the Company did not consult KRMT regarding any matter requiring disclosure under Item 304(a)(2) of Regulation S-K.

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

Management’s Report on Internal Control over Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework”. Based on this assessment, management concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

We acquired Patco on March 31, 2010, and we excluded from our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, Patco’s internal control over financial reporting associated with total assets of $2.0 million included in our consolidated financial statements as of March 31, 2010. There was no revenue from the acquisition of Patco included in our results of operations for the year ended March 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm, Kirkland, Russ, Murphy & Tapp, P.A., regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement (the “Proxy Statement”) for the 2010 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which we will file no later than 120 days after the end of the fiscal year covered by this Report. With the exception of the information expressly incorporated by reference from the Proxy Statement, the Proxy Statement is not to be deemed filed as a part of this Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended March 31, 2010 in connection with our 2010 Annual Meeting of Shareholders. Information regarding our executive officers that is required by this item is set forth in Part I, Item I of this report under the caption “Executive Officers of Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 31, 2010, with respect to shares of our Common Stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (#)

Equity compensation plans approved by stockholders	910,118	4.39	376,885

Equity compensation plans not approved by stockholders	—	—	—

Totals	910,188	4.39	376,885

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See Item 10.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report.

(1) All financial statements.

All other schedules have been omitted because the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation dated May 26, 1981. Incorporated by reference to TRC’s Form 10-K filed on June 18, 2009.

3.2	Amendment to Articles of Incorporation dated February 12, 1982. Incorporated by reference to TRC’s Form 10-K filed on June 18, 2009.

3.3	Amendment to Articles of Incorporation dated September 2, 1983. Incorporated by reference to TRC’s Form 10-K filed on June 18, 2009.

3.4	Amendment to Articles of Incorporation dated November 30, 1983. Incorporated by reference to TRC’s Form 10-K filed on June 18, 2009.

3.5	Amendment to Articles of Incorporation dated June 13, 1984. Incorporated by reference to TRC’s Form 10-K filed on June 18, 2009.

3.6	Amendment to Articles of Incorporation dated December 21, 1987. Incorporated by reference to TRC’s Form 10-K filed on June 18, 2009.

3.7	Amendment to Articles of Incorporation dated September 24, 1990. Incorporated by reference to TRC’s Form 10-K filed on June 18, 2009.

3.8	Amendment to Articles of Incorporation dated August 23, 1995. Incorporated by reference to TRC’s Form 10-K filed on June 18, 2009.

3.9	Amended and Restated By-Laws, effective May 15, 2008. Incorporated by reference to TRC’s Form 8-K filed on May 21, 2008.

10.1	License Agreement, dated March 24, 2002, between the Company and Tecumseh Products Company granting use of the Company’s Fire Shield® technology to be integrated into a protective product for Refrigeration and Air Conditioning Systems against electric faults. Incorporated by reference to TRC’s Annual Report on Form 10-KSB for the year ended March 31, 2002, filed on June 27, 2002.

10.2	Patent Infringement Lawsuit Settlement Agreement, dated December 29, 2006, by and between the Company and Tower Manufacturing Corporation. Incorporated by reference to TRC’s Form 10-Q for the period ended December 31, 2006, filed on June 20, 2007.

10.3	Amended and Restated Loan Agreement, dated December 27, 2007, between the Company and Wachovia Bank, National Association, extending the maturity date to September 30, 2009, and eliminating the Company’s wholly-owned subsidiary, Technology Research Corporation Honduras/S.A. de C.V. as a co-borrower. Incorporated by reference to TRC’s Form 8-K filed on January 30, 2008.

10.4	Promissory Note, dated December 27, 2007, payable by the Company to Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed on January 30, 2008.

10.5	Security Agreement, dated December 27, 2007, between the Company and Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed on January 30, 2008.

10.6	Form of Individual Director Indemnification Agreement. Incorporated by reference to TRC’s Form 10-K for the year ended March 31, 2007, filed on June 29, 2007. (1)

10.7	Form of Non-Qualified Stock Option Grant under the Company’s 2000 Long Term Incentive Plan. Incorporated by reference to TRC’s Form 10-K for the year ended March 31, 2007, filed on June 29, 2007. (1)

10.8	Form of Qualified Stock Option Grant under the Company’s 2000 Long Term Incentive Plan. Incorporated by reference to TRC’s Form 10-K for the year ended March 31, 2007, filed on June 29, 2007. (1)

10.9	Amended and Restated 2000 Long Term Incentive Plan effective August 27, 2008. Incorporated by reference to TRC’s Form DEF 14A filed on July 21, 2008.

10.10	Separation Agreement and General Release with Barry Black dated September 2, 2008. Incorporated by reference to TRC’s Form 8-K filed on September 3, 2008. (1)

10.11	Amendment No. 1 to Separation Agreement and General Release with Barry Black dated October 31, 2008. Incorporated by reference to TRC’s Form 8-K filed on November 4, 2008. (1)

10.12	Settlement Agreement between Technology Research Corporation and Shanghai ELE Manufacturing Corporation. Incorporated by reference to TRC’s Form 8-K filed on November 14, 2008.*

10.13	Form of Restricted Stock Agreement - Employee. Incorporated by reference to TRC’s Form 8-K filed on December 19, 2008.

10.14	Form of Nonqualified Stock Option Agreement - Director. Incorporated by reference to TRC’s Form 8-K filed on February 9, 2009.

10.15	Form of Restricted Stock Agreement - Director. Incorporated by reference to TRC’s Form 8-K filed on February 19, 2009.

10.16	Stock Purchase Agreement, dated as of March 2, 2010, by and among Technology Research Corporation and Hosea Partners, Ltd., Roger Boatman, as trustee of the Roger M. Boatman Trust, and Melvin R. Hall and Elsa G. Hall, as joint tenants with right of survivorship. Incorporated by reference to TRC’s Form 8-K filed on March 3, 2010.

10.17	Employment Agreement dated March 31, 2010 between Patco Electronics, Inc., and Roger M. Boatman. Incorporated by reference to TRC’s Form 8-K filed on April 1, 2010.

10.18	Lease Agreement dated March 31, 1010 between Patco Electronics, Inc. and Hosea Partners, Ltd. Incorporated by reference to TRC’s Form 8-K filed on April 1, 2010.

10.19	Indemnity Escrow Agreement dated March 31, 2010 between Technology Research Corporation and the selling shareholders of Patco Electronics, Inc. Incorporated by reference to TRC’s Form 8-K filed on April 1, 2010.

10.20	Registration Rights Agreement dated March 31, 2010 between Technology Research Corporation and the selling shareholders of Patco Electronics, Inc. Incorporated by reference to TRC’s Form 8-K filed on April 1, 2010.

10.21	First Amendment to the Amended and Restated Loan Agreement by and between Technology Research Corporation and Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed on October 6, 2009.

10.22	Promissory Note payable by Technology Research Corporation to Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed on October 6, 2009.

10.23	Security Agreement by and between Technology Research Corporation and Wachovia Bank, N.A. Incorporated by reference to TRC’s Form 8-K filed on October 6, 2009.

10.24	Retirement and Consulting Agreement between the Company and Raymond B. Wood. Incorporated by reference to TRC’s Form 8-K filed on May 25, 2010.

10.25	Nominating and Governance Committee Charter. Incorporated by reference to TRC’s Form 8-K filed on March 18, 2009.

21	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm – Kirkland, Russ, Murphy & Tapp, P.A. Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm – KPMG, LLP. Filed herewith

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(1)	Management contracts and compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
*	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

By:	/s/Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 7, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Owen Farren	Chairman Board of Directors, President and Chief Executive Officer	June 7, 2010
Owen Farren	(Principal Executive Officer)

/s/ Thomas G. Archbold	Vice President of Finance and Chief Financial Officer	June 7, 2010
Thomas G. Archbold	(Principal Financial and Accounting Officer)

/s/ Raymond B. Wood	Director and Senior Vice President of Government Operations	June 7, 2010
Raymond B. Wood

/s/ Gerry Chastelet	Director	June 7, 2010
Gerry Chastelet

/s/ Raymond V. Malpocher	Director	June 7, 2010
Raymond V. Malpocher

/s/ Patrick M. Murphy	Director	June 7, 2010
Patrick M. Murphy

/s/ N. John Simmons, Jr.	Director	June 7, 2010
N. John Simmons, Jr.

/s/ David F. Walker	Director	June 7, 2010
David F. Walker

Consolidated Financial Statements

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors

Technology Research Corporation:

We have audited the accompanying consolidated balance sheet of Technology Research Corporation and subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule as listed in the accompanying index. The Company’s management is responsible for these consolidated financial statements and the consolidated financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Kirkland, Russ, Murphy &Tapp, P.A.

June 7, 2010
Clearwater, Florida
Certified Public Accountants

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors

Technology Research Corporation:

We have audited the accompanying consolidated balance sheet of Technology Research Corporation and subsidiary as of March 31, 2009, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the years in the two-year period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Research Corporation and subsidiary as of March 31, 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

June 15, 2009
Tampa, Florida
Certified Public Accountants

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2010 and 2009

(In thousands, except share and per share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,216	2,954
Short-term investments	—	3,996
Trade and other accounts receivable, net of allowance for doubtful accounts of $38 in 2010 and $203 in 2009	4,400	5,372
Income taxes receivable (note 8)	29	631
Inventories (notes 2 and 3)	7,315	8,013
Deferred income taxes (note 8)	729	622
Prepaid expenses and other current assets	299	265

Total current assets	20,988	21,853

Property, plant and equipment, net of accumulated depreciation of $10,532 in 2010 and $9,852 in 2009 (note 4)	3,123	3,189
Intangible assets net of accumulated amortization of $238 in 2010 and $178 in 2009	3,929	404
Goodwill	5,465	—
Other assets	33	33

Total assets	$33,538	25,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,423	1,309
Unsettled treasury obligation	—	998
Accrued expenses	1,720	1,422
Accrued dividends	134	121

Total current liabilities	3,277	3,850

Income taxes payable (note 8)	303	111
Deferred income taxes (note 8)	2,460	37
Patco earn-out (note 2)	738	—

Total liabilities	6,778	3,998

Stockholders’ equity (note 9):
Common stock $0.51 par value; 10,000,000 shares authorized, 6,629,405 shares issued and 6,603,620 shares outstanding, and 5,912,328 shares issued and 5,890,828 shares outstanding, respectively	3,379	3,015
Additional paid-in capital	12,570	9,982
Retained earnings	10,867	8,524
Common stock held in treasury, 25,785 and 21,500 shares, respectively, at cost	(56)	(40)

Total stockholders’ equity	26,760	21,481

Total liabilities and stockholders’ equity	$33,538	25,479

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years ended March 31, 2010, 2009 and 2008

(In thousands, except share and per share data)

	2010	2009	2008
Revenue (note 11):
Commercial	$14,709	18,582	22,680
Military	19,706	14,674	14,152
Royalties	418	477	328

Total Revenue	34,833	33,733	37,160
Cost of sales	21,196	22,266	27,900

Gross profit	13,637	11,467	9,260

Operating expenses:
Selling and marketing	2,444	2,899	2,756
General and administrative	3,896	4,627	4,463
Research and development	2,589	2,381	1,904
Acquisition related transaction costs	515	—	—

Total operating expenses	9,444	9,907	9,123

Income from operations	4,193	1,560	137

Interest expense	—	(10)	(75)
Other income	29	590	182

	29	580	107

Income before income taxes	4,222	2,140	244
Income tax expense (benefit) (note 8)	1,384	500	(112)

Net income	$2,838	1,640	356

Earnings per share - basic	$0.48	0.27	0.06

Earnings per share - diluted	$0.47	0.27	0.06

Shares outstanding - basic	5,902,532	5,890,828	5,889,136

Shares outstanding - diluted	5,996,599	5,897,237	5,958,336

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended March 31, 2010, 2009 and 2008

(In thousands, except share and per share data)

	Shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total Stockholders’ equity
Balances as of March 31, 2007:	5,888,828	$3,014	9,287	7,464	(40)	19,725
Dividends - $0.08 per share	—	—	—	(474)	—	(474)
Net income	—	—	—	356	—	356
Stock compensation expense	—	—	278	—	—	278
Tax benefit related to exercise of stock options	—	—	1	—	—	1
Exercise of stock options	2,000	1	2	—	—	3

Balances as of March 31, 2008:	5,890,828	3,015	9,568	7,346	(40)	19,889
Dividends - $0.08 per share	—	—	—	(462)	—	(462)
Net income	—	—	—	1,640	—	1,640
Stock compensation expense	—	—	414	—	—	414

Balances as of March 31, 2009:	5,890,828	3,015	9,982	8,524	(40)	21,481
Dividends - $0.08 per share	—	—	—	(495)	—	(495)
Net income	—	—	—	2,838	—	2,838
Stock compensation expense	—	—	475	—	—	475
Exercise of stock options	1,333	1	1	—	—	2
Restricted stock vesting, net of shares withheld for tax payments	36,509	19	(19)	—	(16)	(16)
Tax benefit of restricted stock vesting	—	—	49	—	—	49
Shares issued for Patco acquisition	674,950	344	2,082	—	—	2,426

Balances as of March 31, 2010:	6,603,620	$3,379	12,570	10,867	(56)	26,760

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended March 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$2,838	1,640	356
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion on short-term investments	—	(47)	(17)
Bad debt expense	2	166	69
Accretion of interest on note receivable	—	—	(127)
Collection of interest on note receivable	—	—	142
Depreciation	961	1,100	1,157
Amortization of intangible assets	59	59	60
Stock compensation expense	475	414	278
Deferred income taxes	(236)	824	(549)
Loss on disposal of assets	145	156	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade and other accounts receivable	1,245	1,035	308
Inventories, net	1,746	(225)	1,506
Prepaid expenses and other current assets	(7)	(7)	93
Other assets	—	12	2
Trade accounts payable	(167)	(1,802)	84
Accrued expenses	261	(359)	372
Income taxes	729	(323)	(1,043)

Net cash provided by operating activities	8,051	2,643	2,691

Cash flows from investing activities:
Maturities of short-term investments	7,000	6,500	2,000
Purchases of short-term investments	(4,002)	(7,956)	(2,980)
Cash paid for acquisition of Patco, net of cash acquired	(4,793)	—	—
Purchases of property and equipment	(534)	(761)	(429)
Proceeds from collection of notes receivable	—	869	850

Net cash used in investing activities	(2,329)	(1,348)	(559)

Cash flows from financing activities:
Borrowings of short-term debt	—	2,200	—
Repayments of short and long-term debt	—	(2,200)	(3,000)
Proceeds from the exercise of stock options	2	—	3
Tax benefit related to exercise of stock options	49	—	1
Treasury stock purchase	(16)	—	—
Cash dividends paid	(495)	(473)	(475)

Net cash used in financing activities	(460)	(473)	(3,471)

Net increase (decrease) in cash and cash equivalents	5,262	822	(1,339)
Cash and cash equivalents at beginning of year	2,954	2,132	3,471

Cash and cash equivalents at end of year	$8,216	2,954	2,132

Supplemental cash flow information:
Cash paid for interest	$—	10	76
Cash paid for income taxes	—	—	1,480

Supplemental schedule of noncash investing activities:
Purchase of short-term investments	—	(998)	—
Unsettled Treasury obligation	—	998	—
Common stock issued in connection with Patco acquisition	2,426	—	—
Contingent consideration in connection with Patco acquisition	738	—	—

Supplemental schedule of noncash financing activities:
Vesting of restricted stock	$19	—	—

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

(a) Description of Business

Technology Research Corporation and subsidiaries (the “Company”) is an internationally recognized leader in the design, manufacture and marketing of electrical safety products that save lives, protect people against serious injury from electrical shock and/or prevent electrical fires in the home and workplace. Based on its core technology in ground fault sensing, our products are designed to meet the needs of the consumer, commercial and industrial markets worldwide. We also supply power monitors and control equipment to the United States military and its prime contractors, primarily for use on mobile electric generators. Our corporate headquarters are located in Clearwater, Florida. We incorporated TRC Honduras, S.A. de C.V., a wholly owned subsidiary, for the purpose of manufacturing our high volume products in Honduras. As of March 31, 2010, we acquired 100% of the common stock of Patco Electronics, Inc. (“Patco”). We primarily sell our products direct to the customer, through retail stores, to original equipment manufacturers and through electrical distributors involved in a variety of industries and to governmental entities. We perform credit evaluations of all new customers and generally do not require collateral. Our customers are located throughout the world. See note 11 for further information on major customers. We also license our technology for use by others in exchange for a royalty or product purchases.

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

(c) Principles of Consolidation

The consolidated financial statements include the financial statements of Technology Research Corporation and our wholly owned subsidiaries, TRC Honduras, S.A. de C.V. and Patco Electronics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(d) Cash Equivalents

Cash equivalents amounted to $23 and $1,017 as of March 31, 2010 and 2009, respectively, and consisted of money market accounts. For purposes of the consolidated statements of cash flows, we consider all short-term investments with original maturities of three months or less to be cash equivalents.

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

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

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

(g) Concentration of Credit Risk

We maintain most of our short-term investments in U.S. Treasury Bills. Our cash balances may exceed amounts insured by the Federal Deposit Insurance Corp. (FDIC).

We sell products to customers throughout the world and in many markets including retail, distribution, OEM, and directly to consumers. Customers are reviewed for creditworthiness, and we maintain an allowance for anticipated losses. We had one customer with an accounts receivable balance at March 31, 2010 and 2009 of $1.1 and $2.9 million, respectively, and one customer with an accounts receivable balance at March 31, 2010 and 2009 of $0.5 and $0.1 million, respectively. These were the only customers with an accounts receivable balance equal to more than 10% of total accounts receivable at March 31, 2010 and 2009.

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

(j) Impairment or Disposal of Long-Lived Assets

We review long-lived assets for possible impairment of carrying value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with relevant accounting guidance related to long-lived assets. In evaluating the fair value and future benefit of our assets, management performs an analysis of the anticipated undiscounted future net cash flows to be derived from the use of individual assets over their remaining amortization period. If the carrying amount of an asset exceeds its anticipated undiscounted cash flows, we recognize an impairment loss equal to the difference between its carrying value and its fair value.

(k) Goodwill

Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually. Fair value is based on a projection of the estimated discounted future net cash flows expected to result from the reporting unit, using a discount rate reflective of our cost of funds. For the purposes of performing this impairment test, our business segments are our reporting units. The fair value of our reporting units, to which goodwill has been assigned, is compared with the reporting units’ recorded values. If recorded values are less than the fair values, no impairment is indicated. If fair values are less than recorded values, an impairment charge is recognized for the difference between the carrying value and the fair value. We perform our annual goodwill impairment testing for all reporting units in the fourth quarter of each year.

(l) Income Taxes

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

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

(m) Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employees’ requisite service period. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to risk-free interest rate, dividend yield, expected stock-price volatility, and expected option term. We use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Statements of Income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Total share-based compensation expense recorded in the consolidated statements of income was $475, $414, and $278 for the years ended March 31, 2010, 2009, and 2008, respectively.

(n) Earnings Per Share

In accordance with the relevant accounting guidance for computing earnings per share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. As of April 1, 2009, we implemented the accounting guidance which required us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share and required that all prior-period earnings per share data that is presented be adjusted retrospectively. We had no shares of unvested restricted stock as of March 31, 2008 so the retrospective application of the accounting guidance had no effect on our earnings per share for the year ended March 31, 2008.

The following tables summarize the components of basic and diluted earnings per share computations.

	Years ended March 31,
	2010	2009	2008
Reconciliation of undistributed earnings:
Net income available to common shareholders	$2,838	1,640	356
Less dividends on common stock	490	454	474
Less dividends on unvested participating securities	5	8	—

Undistributed earnings (1)	$2,343	1,178	(118)

	Years ended March 31,
	2010	2009	2008

Basic earnings per share computation:
Net income available to common shareholders	$2,838	1,640	356

Less: dividend equivalents on unvested participating securities	5	8	—
Less: undistributed earnings allocated to unvested participating securities (1)	25	21	—

Undistributed earnings allocated to common shareholders	$2,808	1,611	356

EPS Denominator:

Weighted average shares outstanding for basic earnings per share	5,902,532	5,890,828	5,889,136

Basic earnings per common share	$0.48	0.27	0.06

	Years ended March 31,
	2010	2009	2008
Diluted earnings per common share computation (1)
Net income available to common shareholders	$2,838	1,640	356
Less: dividend equivalents on unvested participating securities	5	8	—
Less: undistributed earnings allocated to unvested participating securities	25	21	—

Undistributed earnings allocated to common shareholders	$2,808	1,611	356

EPS Denominator:
Weighted average shares outstanding for basic earnings per share	5,902,532	5,890,828	5,889,136
Dilutive common shares issuable upon exercise of stock options (2)	54,803	6,409	69,200
Dilutive unvested common shares associated with restricted stock awards	39,264	—	—

Weighted average shares outstanding - diluted	5,996,599	5,897,237	5,958,336

Diluted earnings per common share	$0.47	0.27	0.06

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

(1)	For the years ended March 31, 2010 and 2009, 70,490 and 106,999 of our issued but unvested shares of restricted stock, respectively, are considered participating securities. For the year ended March 31, 2008, there were no shares of restricted stock outstanding. The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.
(2)	For the years ended March 31, 2010, 2009 and 2008, options to purchase 653,865, 930,001 and 287,800 shares of common stock, respectively, were considered anti-dilutive for purposes of calculating earnings per share.

(o) Recently Issued Accounting Standards

Effective July 2009, the FASB codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

In September 2006, the FASB issued accounting guidance that provided a common definition of fair value and established a framework to make the measurement of fair value under U.S. GAAP more consistent and comparable. It also required expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued accounting guidance which permitted a one-year deferral of the application of such fair value accounting guidance for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the non-deferred portion of this accounting guidance as of April 1, 2008 and the deferred portion as of April 1, 2009. The adoption did not have a significant impact on our consolidated financial statements.

In June 2008, the FASB issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and therefore included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and any participating securities as if all earnings for the period had been distributed. The Company’s participating securities consist of unvested restricted stock awards. The new accounting guidance resulted in a change in the Company’s accounting policy effective April 1, 2009 and requires that all prior-period earnings per share data that is presented be adjusted retrospectively. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance for the accounting for subsequent events. The guidance incorporates guidance into the accounting literature that was previously addressed only in auditing standards about management’s requirement to evaluate subsequent events for potential recognition or disclosure. The guidance refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. The adoption of this pronouncement did not have a significant impact on our financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued new guidance for the accounting for certain revenue arrangements that include software elements. These new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This new guidance is effective for us prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. We do not expect the impact of this new guidance to be material to our consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

(p) Advertising Expenses

We account for advertising expenditures as expense in the period incurred. For the fiscal years ended March 31, 2010, 2009, and 2008, advertising expenses were $166, $204 and $186, respectively.

(q) Fair Value of Financial Instruments

We use the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows;

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The fair value of short-term investments, trade and other accounts receivable, trade accounts payable, accrued expenses, accrued dividends and income taxes receivable approximates their book value due to their short-term nature.

(2) Acquisition

On March 31, 2010, we completed an acquisition of all of the common stock of Patco for $5.0 million in cash and 674,950 shares of our common stock and contingent cash payments if certain revenue targets are met for either or both of the two years after the closing of the transaction. Included in the purchase price is $738, the present value of the contingent cash payments based upon our best estimate of Patco’s future revenue. Patco designs and manufactures battery management tools for secondary or re-chargeable batteries in several battery chemistries, including lead acid and lithium ion. Patco’s product solutions support customers in military, commercial and industrial sectors. Additionally, we incurred approximately $0.5 million of transaction costs, consisting primarily of broker’s commissions and professional service fees associated with the Patco acquisition.

The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with the relevant accounting guidance. The acquisition of Patco is based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by Patco are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

Cash		$5,000

Common Stock – 674,500 shares valued at the $4.82 closing price March 31, 2010 (discounted)		2,426

Present value of contingent consideration		738

Total purchase price		$8,164

The allocation of the aggregate purchase price of this acquisition is as follows:

Goodwill		$5,465

Identifiable intangible assets		3,584

Net assets acquired:

Cash	207

Accounts receivable	275

Inventory	1,048

Fixed assets	506

Other assets	27

Liabilities assumed	(396)

Deferred tax liabilities on Patco basis differences	(2,552)

Net assets acquired		(885)

		$8,164

Identifiable intangible assets principally include employment agreements, trade secrets and purchased backlog (see Note 5).

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

Unaudited pro forma results of operations assuming the acquisition was consummated at the beginning of 2010 and 2009 are presented below. The proformas below represent our historical results combined with those of Patco for the periods presented, adjusted for specific factually supportable items such as amortization of intangible assets. The pro forma results of operations do not include the costs of integration and are not necessarily indicative of either future results of operations or results that would have been achieved if the acquisitions had been consummated at the beginning of the periods presented below.

	For the Year Ended March 31,
(unaudited)	2010	2009

Total Revenue	$39,686	$37,548

Net Income	$3,557	$1,457

Earnings Per Share

Basic	$0.54	$0.22

Diluted	$0.53	$0.22

Weighted average common shares outstanding

Basic	6,578	6,566

Diluted	6,672	6,572

(3) Inventories

Inventories at March 31, 2010 and 2009 consist of the following:

	2010	2009
Raw materials	$4,871	5,084
Work-in-process	336	766
Finished goods	2,108	2,163

Total	$7,315	8,013

Approximately 40% and 42% of our inventories were located in Honduras as of March 31, 2010 and 2009, respectively. As part of the acquisition of Patco on March 31, 2010, we acquired net inventory of approximately $1.0 million.

(4) Property, Plant and Equipment

Property, plant and equipment as of March 31, 2010 and 2009 consist of:

	2010	2009	Estimated useful lives
Building and improvements	$1,881	1,870	20 years
Machinery and equipment	11,774	11,171	3 – 15 years

	13,655	13,041
Less: Accumulated depreciation	10,532	9,852

	$3,123	3,189

Approximately 25% and 32% of our property, plant and equipment was located in Honduras as of March 31, 2010 and 2009, respectively. As part of the acquisition of Patco on March 31, 2010, we acquired net property, plant and equipment of approximately $0.5 million.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

(5) Intangible Assets

Intangible assets as of March 31, 2010 are as follows:

	Asset	Accumulated Amortization	Net	Useful Life

Employment / non-compete agreements	$1,780	$7	$1,773	3 - 5 years

Trade name, trade secrets, trademarks	1,060	6	1,054	1 - 10 years

Backlog orders	759	0	759	1 year

Patents and developed technology	501	196	305	10 years

Customer relationships	67	29	38	9 years

Goodwill (a)	5,465	0	5,465

	$9,632	$238	$9,394

(a)	Goodwill resulted from the acquisition of Patco on March 31, 2010.

Intangible assets as of March 31, 2009 were as follows:

	Asset	Accumulated Amortization	Net	Useful Life

Employment / non-compete agreements	$8	$4	$4	3 - 5 years

Trade name, trade secrets, trademarks	6	6	0	1 year

Patents and developed technology	501	146	355	10 years

Customer relationships	67	22	45	9 years

	$582	$178	$404

Amortization of intangibles over the next five years is as follows:

Year ending March 31,

2011	$1,607

2012	846

2013	846

2014	256

2015	256

Thereafter	118

(6) Warranty and accrued expenses

We generally provide a one year warranty period for all of our products. We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us. Our warranty provision represents management’s best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty. In September 2009 we increased the warranty reserve by $100 to cover potential claims arising from production problems at one of our foreign contract manufacturers. As of March 31, 2010, no claims have been filed against this additional reserve. A roll-forward of the activity in our warranty liability, included in accrued expenses, for the fiscal years ended March 31, 2010, 2009, and 2008 is as follows:

	Years ended March 31,
	2010	2009	2008
Beginning balance	$164	137	90
Warranty expense	253	151	152
Warranty claims	(180)	(124)	(105)

Ending balance	$237	164	137

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

Accrued expenses include compensation related items of $1,365 and $1,105 at March 31, 2010 and 2009, respectively.

(7) Debt

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

If Funded Debt/EBITDA Ratio Is:	The LIBOR Spread (basis points) will be:
< 1.50:1.00	210
> 1.50:1.00 < 2.00:1.00	240
> 2.00:1.00	270

As a result, effective for the quarter beginning on January 1, 2010 and continuing thereafter, the interest rate on the Replacement Note will be reset at a rate equal to the LIBOR Market Interest Rate plus the applicable LIBOR Spread for such quarter. The Loan Agreement extends the maturity date Loan Agreement until September 30, 2011.

The Loan Agreement reduced our existing $6,000,000 credit facility to $3,000,000. As of March 31, 2010 and 2009, we had no borrowings on this credit facility. The revolving line of credit can be used for working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid. Our Loan Agreement with Wachovia obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets, including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of Technology Research Corporation/Honduras, S.A. DE C.V, our wholly-owned subsidiary.

We have no off-balance sheet arrangements and no debt relationships other than noted above.

(8) Income Taxes

Our effective income tax rate was 32.8%, 23.4% and (45.9%) for the years ended March 31, 2010, 2009, and 2008, respectively. The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our subsidiary in Honduras. The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the effective rate is generally lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras. The fiscal 2009 effective rate reflects a higher percentage of income earned in Honduras than in fiscal 2010, while the fiscal 2010 effective rate includes the impact of non-deductible Patco acquisition costs.

Pursuant to the accounting for uncertainty in income taxes accounting guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of March 31, 2010, we have unrecognized tax benefits of $321, of which $18 is included in income taxes receivable and $303 is included in noncurrent income taxes payable. As of March 31, 2009, we had unrecognized tax benefits of $127, of which $16 was included in income taxes receivable and $111 was included in noncurrent income taxes payable. During fiscal 2010 and 2009, we recorded $194 and $115, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $3 in both fiscal 2010 and 2009. Total accrued interest at March 31, 2010 and 2009 was $10 and $7, respectively, and was included in income taxes receivable. There are no accrued penalties. It is our policy is to recognize interest and penalties in the provision for income taxes.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

A reconciliation of unrecognized tax benefits is as follows:

	2010	2009
Beginning balance	$127	12

Additions based on tax positions related to the current year	—	111

Additions for tax positions of prior years	194	4

Balance as of March 31	$321	127

We file U.S. Federal and Florida income tax returns. Audits relating to all U.S. federal income tax matters for our income tax returns have been completed through the fiscal 2004 year. State income tax returns for fiscal years 2006 through 2009 have not been audited and we are currently undergoing a Federal tax audit for fiscal 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$13	72
Inventories, principally due to a different cost basis for financial reporting purposes and additional costs inventoried for tax purposes	308	288
Stock-based compensation	266	166
Net operating loss carryforward	16	20
Accrued expenses	221	166
Intangible assets, principally due to differences in amortization	58	51

Total gross deferred tax asset	882	763

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(162)	(107)
Patco intangible assets	(2,371)	—
Prepaid expenses	(80)	(71)

Total gross deferred tax liability	(2,613)	(178)

Net deferred tax asset (liability)	$(1,731)	585

Net deferred tax asset (liability) included in the accompanying consolidated balance sheets as of March 31, 2010 and 2009 are as follows:

	2010	2009
Deferred income taxes, current asset	$729	622
Deferred income taxes, noncurrent asset (liability)	(2,460)	(37)

	$(1,731)	585

Management assesses the likelihood that the deferred tax assets will be realized which is dependent upon the generation of taxable income during the periods in which those temporary differences become deductible. Management considers historical taxable income, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes we will realize the benefits of these deductible differences at March 31, 2010.

At March 31, 2010, we have net operating loss carryforwards for state income tax purposes of $449, which are available to offset future state taxable income through 2029.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

Income tax expense (benefit) for the years ended March 31, 2010, 2009, and 2008 consists of:

	2010	2009	2008
Current:
Federal	$1,561	(330)	404
State	61	6	33

	1,622	(324)	437
Deferred:
Federal	(228)	768	(518)
State	(10)	56	(31)

	(238)	824	(549)

	$1,384	500	(112)

Income tax expense (benefit) for the years ended March 31, 2010, 2009 and 2008 differs from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes as a result of the following:

	2010	2009	2008
Computed expected tax expense	$1,436	728	83
Increase (reduction) in income taxes resulting from:
Foreign earnings for which no income taxes have been provided	(478)	(421)	(233)
State income taxes, net of Federal income tax effect	51	41	1
Incentive stock options	66	68	42
Domestic production activities deduction	(84)	—	(25)
Non-deductible Patco acquisition costs	175	—	—
Provision for uncertain tax positions	203	118	16
Other	15	(34)	4

	$1,384	500	(112)

The operating results of our foreign manufacturing subsidiary are not subject to foreign tax as it is operating under an indefinite tax holiday granted on January 7, 2002 by the Honduran Secretary of Industry and Commerce. Prior to January 7, 2002, the subsidiary operated under a 20-year tax holiday. The foreign operations generated income of approximately $0.8 million in 2010, $1.2 million in 2009, and $0.7 million in 2008. In March 2007, we determined that during fiscal years March 31, 2005 and 2006 we had inadvertently triggered additional U.S. taxable income and an income tax liability due to our borrowings under our joint line of credit with our subsidiary in Honduras. In April 2007, we filed amended income tax returns and paid additional income taxes for the years ended March 31, 2005 and 2006. In June 2007, we filed restated financial statements with the SEC. As of March 31, 2010 no income taxes have been provided on the $0.8 million of earnings in Honduras in fiscal 2010, $1.2 million of earnings in Honduras in fiscal 2009 and $0.7 million of earnings in Honduras in fiscal 2008.

The total amount of undistributed earnings of our foreign subsidiary for income tax purposes was approximately $3.8 million as of March 31, 2010. It is our intention to reinvest undistributed earnings of our foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to us. The unrecognized deferred tax liability on those earnings is approximately $1.3 million.

(9) Stock Options and Grants

We have adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards (non-vested shares) of our common stock (the “Plans”). Employee stock options generally vested over a three year period and, until March 2008, director stock options vested over a two year period. Beginning in March 2008, when directors were granted stock options for the fiscal 2009 year, the director options also vest over a three-year period. The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant. For any participant owning stock representing more than 10% of the voting power of all classes of our stock, the exercise price for an incentive stock option may not be less than 110% of the fair market value of the shares of our common stock on the date of grant. The term of a stock option may not exceed ten years. Non-qualified stock options will be granted at the fair market value on the date of grant.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

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

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting. The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either our employees or directors. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (non-vested shares) to either our employees or directors. A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan. A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 376,885 shares remain available for awards as of March 31, 2010.

The table below summarizes option activity in the Plans for the fiscal years ended March 31, 2010, 2009, and 2008:

	Shares available for grant	Options outstanding	Aggregate intrinsic value (in thousands)	Weighted average exercise price	Weighted average remaining contractual life
Balance as of March 31, 2007	403,850	344,935	$107	$9.10	7.44
Options granted	(444,700)	444,700		$3.27	9.74
Options canceled	177,350	(25,683)		$11.69
Options exercised	—	(2,000))	3	$1.80

Balance as of March 31, 2008	136,500	761,952	34	$5.63	8.35
Additional shares reserved	500,000	—
Options granted	(274,001)	274,001		$1.93	9.64
Options canceled	77,250	(77,250)		$7.37
Options expired	—	(3,117)		$1.63
Options exercised	—	—
Restricted stock grants	(106,999)	—

Balance as of March 31, 2009	332,750	955,586	1	$4.44	8.09
Options granted	—	—
Options canceled	29,836	(29,836)	19	$3.32
Options expired	14,299	(14,299)	8	$9.92
Options exercised	—	(1,333)	2	$1.67
Restricted stock grants	—	—

Balance as of March 31, 2010	376,885	910,118	1,457	$4.39	6.94

Exercisable as of March 31, 2010		626,151	$775	$5.29	6.33

The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2009, and 2008 was 1.07 per share, and $2.17 per share, respectively. There were no options granted during fiscal year ended March 31, 2010. The total intrinsic value of options exercised during the fiscal years ended March 31, 2010, 2009, and 2008 was $2, $—  , and $3, respectively.

As of March 31, 2010, there was $309 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.1 years. The total fair value of stock options vested during the fiscal years ended March 31, 2010, 2009, and 2008 was $406, $388, and $153, respectively.

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

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

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

There were no stock options granted during 2010. The per share weighted average exercise price of stock options granted during 2009 and 2008 was $1.93, and $3.27, respectively, on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Years Ended March 31,
	2010	2009	2008
Weighted-average expected dividend yield	N/A	3.1%	1.9%
Weighted-average risk free interest rate	N/A	2.1%	3.9%
Weighted-average expected volatility	N/A	76.3%	83.5%
Weighted-average expected life	N/A	7.5 years	7.45 years

As of March 31, 2010, the range of exercise prices and weighted average remaining contractual life of options outstanding and exercisable was as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of outstanding as of March 31, 2010	Weighted average remaining contractual life(years)	Weighted average exercise price	Number exercisable as of March 31, 2010	Weighted average exercise price
$ 1.50 -1.63	5,000	2.0	$1.50	5,000	$1.50
$ 1.64 -1.80	201,253	8.1	1.70	83,594	1.71
$ 1.81 - 4.87	469,865	7.7	3.09	303,557	3.18
$ 4.88 - 5.17	60,000	6.2	5.02	60,000	5.02
$ 5.18 - 8.30	50,000	4.8	7.27	50,000	7.27
$ 8.31 - 12.34	124,000	3.5	12.34	124,000	12.34

	910,118	6.9	$4.39	626,151	$5.29

We have also reserved 32,667 shares of our common stock for issuance to employees or prospective employees at the discretion of the Board of Directors of which 16,033 shares are available for future issue. There were no such shares issued during the years ended March 31, 2010, 2009, or 2008.

We granted 81,999 shares of restricted stock awards (non-vested shares) in December 2008 at a grant date fair value of $1.70 per share. We granted 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a grant date fair value of $1.90 per share. The restricted shares have a three-year vesting period, with one-third of such restricted shares vesting after the completion of a year of service. On February 15, 2010 and December 15, 2009, 8,335 and 28,174 restricted shares, respectively, vested and as of March 31, 2010, 70,490 shares of restricted stock are non-vested and remain outstanding.

As of March 31, 2010, there was $105 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. There was no vesting of restricted stock in fiscal 2009.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

The following table summarizes restricted stock activity since March 31, 2008:

	Shares	Weighted-average Grant-Date Fair Value
Non-vested balance as of March 31, 2008	—
Restricted stock granted	106,999	$1.75
Restricted stock vested	—
Restricted stock forfeited	—

Non-vested balance as of March 31, 2009	106,999	$1.75
Restricted stock granted	—
Restricted stock vested	(36,509)	1.75
Restricted stock forfeited	—

Non-vested balance as of March 31, 2010	70,490	$1.75

(10) Commitments and Contingencies

(a) Leases

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

Our subsidiary leases its operating facility in Honduras. The initial operating lease was for five years through February 2002, and since then, has been extended on a yearly basis through March 2011.

Our subsidiary leases its operating facility in Titusville, Florida. The initial operating lease is for three years through March 2013. We are responsible for payment of taxes, insurance and maintenance.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2010 are:

Year ending March 31,
2011	$306
2012	103
2013	89
Thereafter	—

Total minimum lease payments	$498

Rental expense for all operating leases was approximately $232 in 2010, $217 in 2009, and $261 in 2008.

(b) Indemnification

The Stock Purchase Agreement (SPA) between us and the Selling Shareholders of Patco contains indemnification provisions pursuant to which we agreed to indemnify the Selling Shareholders for liabilities resulting from untrue representations and warranties made at closing or breaches of covenants not waived by the Selling Shareholders. There is a minimum indemnification claim threshold of $75 and our liability is capped at $5 million, the cash portion of the purchase price. We are not aware of any potential claims under the indemnification provisions of the SPA.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

(11) Major Customers

We operate in one business segment - the design, development, manufacture and marketing of electronic control and measurement devices for the distribution of electric power. We only report sales and standard gross profit by market (commercial and military), no allocations of manufacturing variances and other costs of operations or assets are made to the markets. Sales by market are:

	Years ended March 31,
	(In thousands)
Customer	2010	2009	2008
U.S. Military (direct sales)	$4,325	3,517	6,400
DRS Technologies, Inc., a U.S. Government Prime Contractor	11,423	10,251	6,986

Total Revenue for major customers	$15,748	13,768	13,386

Exports:
Africa	$3	1	1
Australia	—	2	1
Canada	35	63	62
Europe	1,413	2,000	1,921
Far East	83	1,548	2,189
Mexico	13	125	526
Middle East	23	28	17
South America	10	27	13

Total exports	$1,580	3,794	4,730

(12) Benefit Plan

Our 401(k) plan covers all employees with three months of service who are at least 21 years old. We match employee contributions dollar-for-dollar up to $400. Our contributions were approximately $20 in 2010, $23 in 2009, and $23 in 2008.

(13) Litigation

On February 16, 2007, Shanghai ELE Manufacturing Corporation (“ELE”) filed a declaratory judgment action against us in the Central District of California alleging that our United States Patent No. 6,292,337 (“the ‘337 patent”) is invalid and not infringed by ELE. We had previously written a letter to ELE requesting that they cease all infringing activity relating to the ‘337 patent. On April 11, 2007 we filed a counterclaim against ELE asserting that the patent is valid and that ELE’s Leakage Current Detectors and Interrupters (LCDIs), among other things, infringe our ‘337 patent. We also sought monetary damages against ELE for past infringement of the ‘337 patent. The ‘337 patent underlies our Fire Shield® technology for cord fire prevention.

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

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES (Continued)

Notes to the Consolidated Financial Statements

March 31, 2010, 2009, and 2008

(In thousands, except share and per share data)

(14) Selected Quarterly Financial Data (Unaudited)

Information (unaudited) related to operating revenue, operating income, net income and earnings per share, by quarter, for the years ended March 31, 2010 and 2009 are:

	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended March 31, 2010:
Revenue	$9,699	9,627	7,588	7,919
Gross profit	4,050	3,906	2,756	2,925
Income from operations	1,701	1,646	690	156
Net income (loss)	1,215	1,217	482	(76)
Basic earnings (loss) per share	.20	.20	.08	(.01)
Diluted earnings (loss) per share	.20	.20	.08	(.01)

Year ended March 31 2009:
Revenue	$8,631	9,297	7,821	7,984
Gross profit	2,534	3,524	2,551	2,858
Income from operations	63	784	161	552
Net income	58	938	255	389
Basic earnings per share	.01	.16	.04	.06
Diluted earnings per share	.01	.16	.04	.06

Fourth quarter results of operations in fiscal 2010 includes $0.5 million of Patco acquisition related expenses that were non-deductible for tax purposes.

(15) Transactions with Officers and Other Related Parties

(a) Hosea Partners, LTD

As part of the acquisition of Patco, we entered into a lease with Hosea (a significant shareholder as a result of the acquisition of Patco) for Patco’s facility in Titusville, Florida. The lease is a three year, triple net lease and provides for monthly rental payments of $7. There was no expense recognized under this lease in the fiscal year ended March 31, 2010.

(b) Employment Agreements

We are obligated under three employment agreements with Patco employees that provide for salary and benefit continuation in the event of termination without cause, that expire in March 2013.

COMPANY NAME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Month 00, 2004

Schedule II

Valuation and Qualifying Accounts

Years ended March 31, 2010, 2009, and 2008

(In thousands)

		Additions
Description	Balance at beginning of period	Charges to costs and expense	Charged to other accounts	Deductions (1)	Balance at end of period
Allowance for doubtful accounts:
Year ended March 31, 2010	$203	2	—	(167)	38

Year ended March 31, 2009	$123	166	—	(86)	203

Year ended March 31, 2008	$273	69	—	(219)	123

(1)	Write-offs, net of recoveries