Form 10-K/A
period 2010-03-31
TECHNOLOGY RESEARCH CORP
filed 2010-06-15
CIK 741556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

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

As of June 14, 2010, 6,603,620 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to its 2010 Annual Meeting of Stockholders to be held on August 5, 2010 are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

Explanatory Note

We are filing this Amendment to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2010 (the “10-K”). The purpose of this Amendment is to file a revised Exhibit 23.2 to correct the consent date of KPMG, LLP to June 10, 2010 from June 9, 2010. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the 10-K. This amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

23.2	Consent of Independent Registered Public Accounting Firm – KPMG, LLP. Filed herewith

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESEARCH CORPORATION

By:	/s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Owen Farren Owen Farren	Chairman Board of Directors, President and Chief Executive Officer	June 15, 2010
(Principal Executive Officer)

/s/ Thomas G. Archbold Thomas G. Archbold	Vice President of Finance and Chief Financial Officer	June 15, 2010
(Principal Financial and Accounting Officer)

/s/ Raymond B. Wood Raymond B. Wood	Director and Senior Vice President of Government Operations	June 15, 2010

/s/ Gerry Chastelet Gerry Chastelet	Director	June 15, 2010

/s/ Raymond V. Malpocher	Director	June 15, 2010
Raymond V. Malpocher

/s/ Patrick M. Murphy	Director	June 15, 2010
Patrick M. Murphy

/s/ N. John Simmons, Jr.	Director	June 15, 2010
N. John Simmons, Jr.

/s/ David F. Walker	Director	June 15, 2010
David F. Walker

3