Form 10-Q
period 2010-06-30
TECHNOLOGY RESEARCH CORP
filed 2010-08-06
CIK 741556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definitions of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $.51 par value, outstanding on June 30, 2010, was 6,606,842.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,468	8,216
Trade and other accounts receivable, net of allowance for doubtful accounts of $43 at June 30, 2010 and $38 at March 31, 2010	4,372	4,400
Income taxes receivable (note 8)	—	29
Inventories (notes 3 and 4)	7,603	7,315
Deferred income taxes (note 8)	782	729
Prepaid expenses and other current assets	346	299

Total current assets	21,571	20,988
Property, plant and equipment, net of accumulated depreciation of $10,679 at June 30, 2010 and $10,532 at March 31, 2010	3,068	3,123
Intangible assets, net of accumulated amortization of $906 in 2011 and $238 in 2010	3,261	3,929
Goodwill	4,402	4,402
Other assets	34	33

Total assets	$32,336	32,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,271	1,423
Accrued expenses	1,098	1,720
Accrued dividends	135	134
Income taxes payable (note 8)	244	—

Total current liabilities	2,748	3,277

Income taxes payable (note 8)	375	303
Deferred income taxes (note 8)	1,146	1,397
Patco earn-out (note 3)	738	738

Total liabilities	5,007	5,715

Stockholders’ equity (note 9):
Common stock $0.51 par value; 10,000,000 shares authorized, 6,632,627 shares issued and 6,606,842 shares outstanding, and 6,629,405 shares issued and 6,603,620 shares outstanding, respectively	3,380	3,379
Additional paid-in capital	12,681	12,570
Retained earnings	11,324	10,867
Common stock held in treasury, 25,785 shares at cost	(56)	(56)

Total stockholders’ equity	27,329	26,760

Total liabilities and stockholders’ equity	$32,336	32,475

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2010	2009
Revenue:
Commercial	$4,331	3,365
Military	6,011	6,208
Royalty	90	126

Total revenue	10,432	9,699
Cost of sales	6,181	5,649

Gross profit	4,251	4,050

Operating expenses:
Selling and marketing	672	672
General and administrative	1,805	1,004
Research and development	933	673

Total operating expenses	3,410	2,349

Income from operations	841	1,701

Other income, net	1	3

Income before income taxes	842	1,704
Income tax expense	251	489

Net income	$591	1,215

Earnings per share - basic	$0.09	0.20

Earnings per share - diluted	$0.08	0.20

Shares outstanding - basic	6,604,622	5,890,828

Shares outstanding - diluted	6,887,621	5,915,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$591	1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of interest on short-term investments	—	(5)
Bad debt expense	6	—
Depreciation	254	275
Loss on disposal of property and equipment	3	143
Amortization of intangible assets	668	15
Stock compensation expense	104	127
Deferred income taxes	(304)	(44)
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	22	(407)
Inventories, net	(288)	961
Prepaid expenses and other current assets	(47)	(65)
Other assets	(1)	—
Trade accounts payable	(152)	25
Accrued expenses	(621)	(309)
Income taxes	345	533

Net cash provided by operating activities	580	2,464

Cash flows from investing activities:
Maturities of short-term investments	—	1,000
Purchase of short-term investments	—	(2,995)
Purchases of property and equipment	(202)	(100)

Net cash used in investing activities	(202)	(2,095)

Cash flows from financing activities:
Proceeds from the exercise of stock options	8	—
Cash dividends paid	(134)	(120)

Net cash used in financing activities	(126)	(120)

Net increase in cash and cash equivalents	252	249
Cash and cash equivalents at beginning of period	8,216	2,954

Cash and cash equivalents at end of period	$8,468	3,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

1. Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2010. Operating results for the three-month period ended June 30, 2010 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2011.

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

The following tables summarize the components of basic and diluted earnings per share computations.

	Three months ended June 30,
	2010	2009
Reconciliation of undistributed earnings:
Net income available to common shareholders	$591	1,215
Less: dividends on common stock	133	118
Less: dividends on unvested participating securities	2	2

Undistributed earnings (1)	$456	1,095

	Three months ended June 30,
	2010	2009
Basic earnings per share computation:
Net income available to common shareholders	$591	1,215
Less: dividend equivalents on unvested participating securities	2	2
Less: undistributed earnings allocated to unvested participating securities (1)	6	20

Undistributed earnings allocated to common shareholders	$583	1,193
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	6,604,622	5,890,828
Basic earnings per common share	$0.09	0.20

	Three months ended June 30,
	2010	2009
Diluted earnings per common share computation: (1)
Net income available to common shareholders	$591	1,215
Less: dividend equivalents on unvested participating securities	2	2
Less: undistributed earnings allocated to unvested participating securities	6	20

Undistributed earnings allocated to common shareholders	$583	1,193
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	6,604,622	5,890,828
Dilutive common shares issuable upon exercise of stock options (2)	246,683	3,848
Dilutive unvested common shares associated with restricted stock awards	36,316	20,903

Weighted average shares outstanding—diluted	6,887,621	5,915,579

Diluted earnings per common share	$0.08	0.20

(1)	For the three months ended June 30, 2010, 90,090 of unvested outstanding shares of restricted stock are considered participating securities. For the three months ended June 30, 2009, 106,999 of unvested outstanding shares of restricted stock were considered participating securities. The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.
(2)	For the three-month periods ended June 30, 2010 and 2009, options to purchase 245,100 and 915,943 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.

3. Acquisition:

On March 31, 2010, we completed an acquisition of all of the common stock of Patco for $5.0 million in cash and 674,950 shares of our common stock and contingent cash payments if certain revenue targets are met for either or both of the two years after the closing of the transaction. Included in the purchase price is $0.7 million, the present value of the contingent cash payments that could be paid as additional earn-out payments based upon our best estimate of Patco’s future sales of its battery products. Patco designs and manufactures battery management tools for secondary or re-chargeable batteries in several battery chemistries, including lead acid and lithium ion. Patco’s product solutions support customers in military, commercial and industrial sectors. Additionally, we incurred approximately $0.5 million of transaction costs, recorded in the year ended March 31, 2010, consisting primarily of broker’s commissions and professional service fees associated with the Patco acquisition.

The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with the relevant accounting guidance. The acquisition of Patco is based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by Patco are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill. As a result of adjustments to the purchase price allocation, both goodwill and deferred tax liabilities have been reduced $1.063 million effective March 31, 2010.

Cash		$5,000
Common Stock – 674,500 shares valued at the $4.82 closing price March 31, 2010 (discounted)		2,426
Present value of contingent consideration		738

Total purchase price		$8,164

The allocation of the aggregate purchase price of this acquisition is as follows:
Goodwill		$4,402
Identifiable intangible assets		3,584
Net assets acquired:
Cash	207
Accounts receivable	275
Inventory	1,048
Fixed assets	506
Other assets	27
Liabilities assumed	(396)
Deferred tax liabilities on Patco basis differences	(1,489)

Net assets acquired		178

		$8,164

Identifiable intangible assets principally include employment agreements, trade secrets and purchased backlog (see Note 5).

Unaudited pro forma results of operations assuming the acquisition was consummated at the beginning of 2010 and 2009 are presented below. The proformas below represent our historical results combined with those of Patco for the periods presented, adjusted for specific factually supportable items such as amortization of intangible assets. The pro forma results of operations do not include the costs of integration and are not necessarily indicative of either future results of operations or results that would have been achieved if the acquisition had been consummated at the beginning of the periods presented below.

	For the three months ended June 30,
(unaudited)	2010	2009
Total Revenue	$10,432	$11,058
Net Income	578	1,357
Earnings Per Share
Basic	$0.09	0.21
Diluted	0.08	0.21
Weighted average common shares outstanding
Basic	6,605	6,566
Diluted	6,888	6,591

4. Inventories:

Inventories consist of the following:

	June 30, 2010	March 31, 2010

Raw materials	$5,726	4,871
Work-in-process	437	336
Finished goods	1,440	2,108

Total	$7,603	7,315

5. Intangible Assets

Intangible assets as of June 30, 2010 are as follows:

	Asset	Accumulated Amortization	Net	Useful Life
Employment / non-compete agreements	$1,780	$155	$1,625	3 -5 years
Trade name, trade secrets, trademarks	1,060	56	1,004	1 -10 years
Backlog orders	759	455	304	1 year
Patents and developed technology	501	209	292	10 years
Customer relationships	67	31	36	9 years

Total Intangible Assets	$4,167	$906	$3,261

Goodwill (a)	$4,402		$4,402

Intangible assets as of March 31, 2010 were as follows:

	Asset	Accumulated Amortization	Net	Useful Life
Employment / non-compete agreements	$1,780	$7	$1,773	3 -5 years
Trade name, trade secrets, trademarks	1,060	6	1,054	1 -10 years
Backlog orders	759	0	759	1 year
Patents and developed technology	501	196	305	10 years
Customer relationships	67	29	38	9 years

Total Intangible Assets	$4,167	$238	$3,929

Goodwill (a)	$4,402		$4,402

(a)	See footnote 3 – Acquisition.

6. Warranty:

We generally provide a one year warranty period for all of our products. We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us. Our warranty provision represents management’s best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty. In September 2009, we increased the warranty reserve by $100 to cover potential claims arising from production problems at one of our foreign contract manufacturers. As of June 30, 2010, no claims have been filed against this additional reserve. A roll-forward of the activity in our warranty liability, included in accrued expenses, for the three months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,
	2010	2009
Beginning balance	$237	164
Warranty expense	29	42
Warranty claims	(30)	(44)

Ending balance	$236	162

7. Debt:

Effective September 30, 2009, we entered into the First Amendment to Amended and Restated Loan Agreement (the “Loan Agreement”) and Promissory Note dated that same date (the “Replacement Note”) with Wachovia Bank, N.A. (“Wachovia”), our current institutional lender. The Replacement Note provided for an interest rate on our line of credit equal to the 30-day London Interbank Offering Rate (“LIBOR”) Market Index Rate plus 2.10%, through December 31, 2009. Thereafter, the interest rate is reset quarterly as follows:

If Funded Debt/EBITDA Ratio Is:	The LIBOR Spread (basis points) will be:
< 1.50:1.00	210
≥ 1.50:1.00 < 2.00:1.00	240
≥ 2.00:1.00	270

As a result, effective for the quarter beginning on January 1, 2010 and continuing thereafter, the interest rate on the Replacement Note was reset at a rate equal to the LIBOR Market Interest Rate plus the applicable LIBOR Spread for such quarter. The Loan Agreement extends the maturity date Loan Agreement until September 30, 2011.

The Loan Agreement reduced our existing $6,000,000 credit facility to $3,000,000. As of June 30 and March 31, 2010, we had no borrowings on this credit facility. The revolving line of credit can be used for acquisitions, working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid. Our Loan Agreement with Wachovia obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets, including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of Technology Research Corporation/Honduras, S.A. DE C.V, our wholly-owned subsidiary.

We have no off-balance sheet arrangements and no debt relationships other than noted above.

8. Income taxes:

Our effective income tax rate was 29.8% and 28.7% for the three months ended June 30, 2010 and 2009, respectively. The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our subsidiary in Honduras. The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras. The higher current period rate reflects a higher percentage of income earned in the U.S. with the inclusion of Patco’s earnings.

Pursuant to the accounting for uncertainty in income taxes accounting guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of accruals, our effective tax rate in a given financial statement period could be affected. As of June 30, 2010, we have unrecognized tax benefits of $393, of which $18 is included in income taxes receivable and $375 is included in noncurrent income taxes payable. As of March 31, 2010, we had unrecognized tax benefits of $321, of which $18 was included in income taxes receivable and $303 was included in noncurrent income taxes payable. During the three months ended June 30, 2010 and 2009, we recorded $72 and $79, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $4 and $1 for the three months ended June 30, 2010 and 2009, respectively. Total accrued interest at June 30, 2010 and March 31, 2010 was $14 and $10, respectively, and was included in income taxes receivable. There are no accrued penalties. It is our policy is to recognize interest and penalties in the provision for income taxes.

A reconciliation of unrecognized tax benefits is as follows:

	Three months ended June 30,
	2010	2009
Beginning balance	$321	127
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	72	79

Ending balance	$393	206

We file U.S. Federal and Florida income tax returns. We have concluded an audit on all U.S. federal income tax matters through the fiscal 2008 year. Federal income tax returns for fiscal years 2009 and 2010 and state income tax returns for fiscal years 2006 through 2010 have not been audited.

9. Stock-Based Compensation:

For purposes of determining the variables used in the calculation of stock compensation expense under current accounting guidance, we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. We use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Consolidated Condensed Statements of Income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements.

Stock compensation expense of $104 and $127, respectively, was included in the Condensed Consolidated Statements of Income for the three months ended June 30, 2010 and 2009.

Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended June 30, 2010 and 2009 was $8 and zero, respectively. Currently, we expect to utilize available registered shares when share-based awards are issued.

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

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting. The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either our employees or directors. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (non-vested shares) to either our employees or directors. A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan. A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 329,117 shares remain available for awards as of June 30, 2010.

The table below summarizes stock option activity in the Plans from April 1 through June 30, 2010:

	Shares available for grant	Options outstanding	Aggregate intrinsic value (in thousands)	Weighted average exercise price	Weighted average remaining contractual life
Balance as of March 31, 2010	376,885	910,118	$1,456	$4.39	6.94
Options granted	(53,300)	53,300	1	5.10	—
Options canceled	18,888	(18,888)	(64)	1.70	—
Options expired	1,800	(1,800)	—	12.34	—
Options exercised	—	(3,222)	(9)	2.48	—
Restricted stock grants	(19,600)	—	—	—
Restricted stock canceled	4,444	—	—	—

Balance as of June 30, 2010	329,117	939,508	$1,587	$4.48	6.75

Exercisable as of June 30, 2010		645,573	$943	$5.19	6.01

The weighted average grant date fair value of options granted during the three months ended June 30, 2010 was $5.10 per share. The total intrinsic value of options exercised during the three months ended June 30, 2010 was $9. There were no options granted or exercised during the three months ended June 30, 2009.

As of June 30, 2010, there was $351 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of stock options vested during the three months ended June 30, 2010 and 2009 was $20 and $20, respectively.

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

The assumptions used to value stock option grants for the three months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,
	2010	2009
Weighted-average expected dividend yield	2.11%	N/A
Weight-average risk free interest rate	2.78%	N/A
Weighted-average expected volatility	61.98%	N/A
Weighted-average expected life	7.20 years	N/A

We granted 81,999 shares of restricted stock awards (non-vested shares) in December 2008 at a grant date fair value of $1.70 per share. We granted 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a grant date fair value of $1.90 per share. We granted 19,600 shares of restricted stock awards (non-vested shares) in June 2010 at a grant date fair value of $5.10 per share. The shares have a three-year vesting period. As of June 30, 2010, 85,646 shares of restricted stock are non-vested and remain outstanding.

As of June 30, 2010, there was $189 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.25 years. During the three month period ended June 30, 2010, none of the restricted shares that are issued and outstanding became vested.

The following table summarizes restricted stock activity from April 1 through June 30, 2010:

	Shares	Weighted-average Grant-Date Fair Value
Non-vested balance at March 31, 2010	70,490	$1.75
Restricted stock granted	19,600	5.14
Restricted stock vested	—
Restricted stock forfeited	(4,444)

Non-vested balance as of June 30, 2010	85,646	$2.53

10. Litigation

We involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows.

11. New Accounting Standards

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

In October 2009, the FASB issued new guidance for the accounting for certain revenue arrangements that include software elements. This new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This new guidance is effective for us prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to fair value disclosure requirements. Under this guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the rollforward of Level 3 fair value disclosures. Further, the guidance clarifies the level of aggregation of assets and liabilities within the fair value hierarchy that may be presented. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this interim report on Form 10-Q, “we”, “our”, “us”, the “Company” and “TRC” all refer to Technology Research Corporation and its subsidiaries unless the context otherwise requires.

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

The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our last filed Annual Report on Form 10-K for the fiscal year ended March 31, 2010, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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

Over our three-year strategic horizon, our plan is to be a profitable niche player in the power management and power storage markets with projected double-digit growth rates. Management believes this will require us to develop skills to migrate from an electromechanical ground fault company to a microprocessor-based developer of power products that serve our military, transportation/specialty vehicle, and industrial markets. We intend to develop or acquire skills that focus on four key technologies to drive growth. These include:

•	Products that convert Alternating Current (AC) to Direct Current (DC) and convert DC to AC;

•	Converting AC power into DC power while optimizing the life of the batteries being charged;

•	Developing intelligence and communications products through the use of microprocessor based technology; and

•	Power management and distribution technologies.

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

We plan to pursue our operating strategy; however, actual results could differ materially from those projected or assumed in any of our forward-looking statements within this report. Our future financial condition and results of operations, as well as our operational and financial expectations, are subject to inherent risks and uncertainties. Some, but not all, of the factors impacting these risks and uncertainties are in the section entitled “Risk Factors”, set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Revenue was $10.4 million in the first quarter of fiscal 2010, compared with $9.7 million reported in the same quarter last year, an increase of 7.6%. Commercial revenue increased by $0.9 million while military revenue decreased by $0.2 million in spite of the $1.8 million of Patco revenue. The increase in commercial revenue was principally a result of the softening of the impact of the recession on several of our major markets. The decrease in military revenue was primarily due to an accelerated delivery schedule from our largest customer in the prior year that has now returned to historical levels.

Gross profit increased $0.2 million due to Patco’s results ($0.8 million) that offset the decline in the favorable shift in the mix of military and commercial business. Operating expenses were up for the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009 due to the inclusion of Patco’s expenses, amortization of expenses incurred for certain intangible assets acquired in the Patco acquisition and new product development expenses. Net income for the first fiscal quarter ended June 30, 2010 was $0.6 million compared with net income of $1.2 million for the first quarter of last year. Diluted earnings per share is $0.08 for the quarter ended June 30, 2010 compared with diluted earnings per share of $0.20 for last year’s first quarter.

RESULTS OF OPERATIONS

Revenue for the first quarter ended June 30, 2010 was $10.4 million, as compared to $9.7 million reported in the same quarter last year, an increase of 7.6%. Commercial revenue increased by $0.9 million while military revenue decreased by a net of $0.2 million, which consisted of a decrease of $2 million for existing customers, offset by $1.8 million of Patco revenue. The increase in commercial revenue was principally a result of the softening of the impact of the recession on several of our major markets. The decrease in military revenue was primarily due to an accelerated delivery schedule from our largest customer in the prior year that has now returned to historical levels.

Gross profit increased $0.2 million, or 5.0%, to $4.3 million for the quarter ended June 30, 2010, and as a percentage of revenue, gross profit decreased to 40.7% for the quarter ended June 30, 2010 from 41.8% in the prior year quarter. Increased gross margin was due to Patco’s results ($0.8 million) that offset the decline in the favorable shift in the mix of military and commercial business.

Selling and marketing expense of $0.7 million was unchanged for the quarter ended June 30, 2010, as compared to the prior year quarter. As a percentage of revenue, selling and marketing expense decreased to 6.4% from the 6.9% of revenue for the first quarter of last year. This decrease in selling and marketing expense as a percent of revenue was primarily due to the increase in revenue in the first quarter of the current year compared with the first quarter of the prior year. Patco’s selling and marketing expenses for the period were insignificant.

General and administrative expense of $1.8 million, or 17.3% of revenue for the quarter ended June 30, 2010, increased from $1.0 million, or 10.4% of revenue for the quarter ended June 30, 2009. The increase of $0.8 million in the first quarter of fiscal 2010 is primarily due to $0.7 million of amortization expense related to the Patco acquisition. The 6.9 percentage point increase in general and administrative expense as a percent of revenue in the first quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009 primarily results from the higher expenses compared to slightly higher revenue for the current period.

Research and development expense was $0.9 million, or 8.9% of revenue, for the quarter ended June 30, 2010, an increase of $0.3 million from $0.7 million or 6.9% of revenue for the first quarter of fiscal 2009. The increase is mainly attributable to higher compensation and consulting related expenses as we improve our engineering expertise, increased spending on product development, and Patco’s engineering expenses of $0.1 million.

Income tax expense was $0.3 million for the quarter ended June 30, 2010, compared with an expense of $0.5 million for the three months ended June 30, 2009. Income tax expense as a percentage of income before taxes was

29.8% for the quarter ended June 30, 2010, as compared to 28.7% in the prior year quarter. Our effective tax rate varies based primarily on the mix of income before income taxes derived from our subsidiary in Honduras, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes. At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes. Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter’s income tax expense. In accordance with current accounting guidance, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

Net income for the quarter ended June 30, 2010 was $0.6 million, compared to $1.2 million in the same quarter last year. The basic and diluted earnings per share was $0.09 and $0.08, respectively, for the quarter ended June 30, 2010, compared to a basic and diluted earnings per share of $0.20 for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased from $8.2 million as of March 31, 2010 to $8.5 million as of June 30, 2010. Cash provided by operating activities was $0.6 million, cash used in investing activities was $0.2 million and cash used in financing activities was $0.1 million resulting in a total increase in cash of $0.3 million for the three-month period ended June 30, 2010.

Cash provided by operating activities primarily resulted from net income of $0.6 million, amortization expense related to the Patco acquisition of $0.7 million, and depreciation expense of $0.3 million, partially offset by a decrease in accrued expenses of $0.6 million and an increase in inventories of $0.3 million.

Cash used in investing activities was due to purchase of property and equipment.

Cash used in financing activities was due to the payment of quarterly dividends.

Effective as of September 30, 2009, we entered into the Loan Agreement and Replacement Note with Wachovia, our current institutional lender. The Replacement Note provides for an interest rate equal to the 30-day London Interbank Offering Rate (“LIBOR”) Market Index Rate plus 2.10%, through December 31, 2009. Thereafter, the interest rate will be reset quarterly. As a result, effective for the quarter beginning on January 1, 2010 and continuing thereafter, the interest rate on the Replacement Note was reset at a rate equal to the LIBOR Market Interest Rate plus the applicable LIBOR Spread for such quarter as follows:

If Funded Debt/EBITDA Ratio Is:	The LIBOR Spread (basis points) will be:
< 1.50:1.00	210
≥ 1.50:1.00 < 2.00:1.00	240
≥ 2.00:1.00	270

The revolving line of credit can be used for acquisitions, working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid. The Loan Agreement obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of our Honduran subsidiary, which require us to maintain certain financial ratios. As of June 30, 2010 and March 31, 2010, we had no borrowings on our Wachovia credit facility.

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

NEW ACCOUNTING STANDARDS

See Note 11 – “New Accounting Standards” to the Condensed Consolidated Financial Statements for a discussion of recent accounting standards.

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

As of June 30, 2010, we have no long-term debt. If we borrow under our Wachovia credit facility, our borrowing costs will be affected by changes in interest rates. We also have exposure to changes in interest rates from investments in held-to-maturity securities. With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $100 on an annual basis.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

TECHNOLOGY RESEARCH CORPORATION

August 6, 2010	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2010	By: /s/ Robert D. Woltil
Robert D. Woltil
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)