Form 10-Q
period 2010-09-30
TECHNOLOGY RESEARCH CORP
filed 2010-11-08
CIK 741556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The aggregate number of shares of the Registrant’s Common Stock, $.51 par value, outstanding on September 30, 2010, was 6,621,058.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2010	March 31, 2010
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$9,264	8,216
Trade and other accounts receivable, net of allowance for doubtful accounts of $30 at September 30, 2010 and $38 at March 31, 2010	4,334	4,400
Income taxes receivable (note 8)	—	29
Inventories (notes 3 and 4)	7,510	7,315
Deferred income taxes (note 8)	881	729
Prepaid expenses and other current assets	232	299

Total current assets	22,221	20,988
Property, plant and equipment, net of accumulated depreciation of $10,921 at September 30, 2010 and $10,532 at March 31, 2010	3,067	3,123
Intangible assets, net of accumulated amortization of $1,421 at September 30, 2010 and $238 at March 31, 2010	2,746	3,929
Goodwill	4,402	4,402
Other assets	33	33

Total assets	$32,469	32,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$881	1,423
Accrued expenses	1,295	1,720
Accrued dividends	135	134
Income taxes payable (note 8)	368	—

Total current liabilities	2,679	3,277

Income taxes payable (note 8)	442	303
Deferred income taxes (note 8)	946	1,397
Patco earn-out (note 3)	738	738

Total liabilities	4,805	5,715

Stockholders’ equity (note 9):
Common stock $0.51 par value; 10,000,000 shares authorized, 6,644,343 shares issued and 6,621,058 shares outstanding at September 30, 2010 and 6,629,405 shares issued and 6,603,620 shares outstanding at March 31, 2010	3,389	3,379
Additional paid-in capital	12,827	12,570
Retained earnings	11,504	10,867
Common stock held in treasury, 25,785 shares at cost	(56)	(56)

Total stockholders’ equity	27,664	26,760

Total liabilities and stockholders’ equity	$32,469	32,475

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Commercial	$4,161	3,679	$8,492	7,044
Military	4,880	5,901	10,891	12,109
Royalty	137	47	227	173

Total revenue	9,178	9,627	19,610	19,326
Cost of sales	5,869	5,721	12,050	11,370

Gross profit	3,309	3,906	7,560	7,956

Operating expenses:
Selling and marketing	579	608	1,251	1,280
General and administrative	1,551	994	3,356	1,998
Research and development	813	658	1,746	1,331

Total operating expenses	2,943	2,260	6,353	4,609

Income from operations	366	1,646	1,207	3,347

Other income, net	—	2	1	5

Income before income taxes	366	1,648	1,208	3,352
Income tax expense	51	431	302	920

Net income	$315	1,217	$906	2,432

Earnings per share - basic	$0.05	0.20	$0.14	0.41

Earnings per share - diluted	$0.05	0.20	$0.13	0.40

Shares outstanding - basic	6,605,419	5,891,828	6,602,680	5,891,828

Shares outstanding - diluted	6,870,316	5,985,691	6,894,575	5,944,280

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$906	2,432
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of interest on short-term investments	—	(8)
Bad debt expense	(6)	—
Depreciation	515	523
Loss on disposal of property and equipment	3	143
Amortization of intangible assets	1,183	29
Stock compensation expense	232	250
Deferred income taxes	(603)	(268)
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	72	(49)
Inventories, net	(195)	1,707
Prepaid expenses and other current assets	67	85
Trade accounts payable	(542)	42
Accrued expenses	(424)	85
Income taxes	536	589

Net cash provided by operating activities	1,744	5,560

Cash flows from investing activities:
Maturities of short-term investments	—	3,000
Purchase of short-term investments	—	(3,994)
Purchases of property and equipment	(462)	(213)

Net cash used in investing activities	(462)	(1,207)

Cash flows from financing activities:
Proceeds from the exercise of stock options	35	2
Cash dividends paid	(269)	(241)

Net cash used in financing activities	(234)	(239)

Net increase in cash and cash equivalents	1,048	4,114
Cash and cash equivalents at beginning of period	8,216	2,954

Cash and cash equivalents at end of period	$9,264	7,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

1. Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2010. Operating results for the six-month period ended September 30, 2010 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2011.

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

The following tables summarize the components of basic and diluted earnings per share computations.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Reconciliation of undistributed earnings:
Net income available to common shareholders	$315	1,217	$906	2,432
Less: dividends on common stock	133	118	266	237
Less: dividends on unvested participating securities	2	2	3	4

Undistributed earnings (1)	$180	1,097	$637	2,191

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Basic earnings per share computation:
Net income available to common shareholders	$315	1,217	$906	2,432
Less: dividend equivalents on unvested participating securities	2	2	3	4
Less: undistributed earnings allocated to unvested participating securities (1)	2	20	8	39

Undistributed earnings allocated to common shareholders	$311	1,195	$895	2,389
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	6,605,419	5,891,828	6,602,680	5,891,828
Basic earnings per common share	$0.05	0.20	$0.14	0.41

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Diluted earnings per common share computation: (1)
Net income available to common shareholders	$315	1,217	$906	2,432
Less: dividend equivalents on unvested participating securities	2	2	3	4
Less: undistributed earnings allocated to unvested participating securities	2	20	8	39

Undistributed earnings allocated to common shareholders	$311	1,195	$895	2,389

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	6,605,419	5,891,828	6,602,680	5,891,828
Dilutive common shares issuable upon exercise of stock options (2)	220,912	49,643	247,666	17,271
Dilutive unvested common shares associated with restricted stock awards	43,985	44,220	44,229	35,181

Weighted average shares outstanding—diluted	6,870,316	5,985,691	6,894,575	5,944,280

Diluted earnings per common share	$0.05	0.20	$0.13	0.40

(1)	For the three and six months ended September 30, 2010, 83,146 shares of restricted unvested stock are considered participating securities. For the three and six months ended September 30, 2009, 106,999 shares of unvested outstanding shares restricted stock were considered participating securities. The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.
(2)	For both the three-month and six-month periods ended September 30, 2010, options to purchase 335,100 shares of common stock were considered anti-dilutive for the purposes of calculating earnings per share. For the three-month and six-month periods ended September 30, 2009 options to purchase 704,643 and 654,643 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.

3. Acquisition:

On March 31, 2010, we completed an acquisition of all of the common stock of Patco Electronics, Inc. in exchange for $5.0 million in cash, 674,950 shares of our common stock and contingent cash payments if certain revenue targets are met for either or both of the two years after the closing of the transaction. Included in the purchase price of the Patco acquisition is $0.7 million, the present value of the contingent cash payments that could be paid as additional earn-out payments based upon our best estimate of Patco’s future sales of its battery products. Patco designs and manufactures battery management tools for secondary or re-chargeable batteries in several battery chemistries, including lead acid and lithium ion. Patco’s product solutions support customers in military, commercial and industrial sectors. Additionally, we incurred approximately $0.5 million of transaction costs, recorded in the year ended March 31, 2010, consisting primarily of broker’s commissions and professional service fees associated with the Patco acquisition.

The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with the relevant accounting guidance. The acquisition of Patco is based on management’s consideration of past and expected future performance as well as the potential strategic fit with our long-term goals. The expected long-term growth, market position and expected synergies to be generated by Patco are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill. As a result of adjustments to the purchase price allocation, both goodwill and deferred tax liabilities have been reduced $1.1 million effective March 31, 2010.

Cash		$5,000
Common stock – 674,950 shares valued at the $4.82 closing price March 31, 2010 (discounted)		2,426
Present value of contingent consideration		738

Total purchase price		$8,164

The allocation of the aggregate purchase price of this acquisition is as follows:
Goodwill		$4,402
Identifiable intangible assets		3,584
Net assets acquired:
Cash	207
Accounts receivable	275
Inventory	1,048
Fixed assets	506
Other assets	27
Liabilities assumed	(396)
Deferred tax liabilities on Patco basis differences	(1,489)

Net assets acquired		178

		$8,164

Identifiable intangible assets principally include employment agreements, trade secrets and purchased backlog (see Note 5).

Unaudited pro forma results of operations assuming the acquisition was consummated at the beginning of 2010 and 2009 are presented below. The proforma financial information presented below represents our historical results combined with those of Patco for the periods presented, adjusted for specific factually supportable items such as amortization of intangible assets. The pro forma results of operations do not include the costs of integration and are not necessarily indicative of either future results of operations or results that would have been achieved if the acquisition had been consummated at the beginning of the periods presented below.

	Three months ended September 30,		Six months ended September 30,
(unaudited)	2010	2009	2010	2009
Total revenue	$9,178	$11,368	$19,610	$22,426
Net income	315	1,472	906	2,829
Earnings per share
Basic	$0.05	0.22	$0.14	0.43
Diluted	0.05	0.22	0.13	0.43
Weighted average common shares outstanding
Basic	6,605	6,566	6,603	6,566
Diluted	6,870	6,661	6,895	6,619

4. Inventories:

Inventories consist of the following:

	September 30, 2010	March 31, 2010
Raw materials	$5,794	4,871
Work-in-process	282	336
Finished goods	1,434	2,108

Total	$7,510	7,315

5. Intangible Assets

Intangible assets as of September 30, 2010 are as follows:

	Asset	Accumulated Amortization	Net	Useful Life
Employment / non-compete agreements	$1,780	$303	$1,477	3 -5 years
Trade name, trade secrets, trademarks	1,060	105	955	1 -10 years
Backlog orders	759	759	—	1 year
Patents and developed technology	501	221	280	10 years
Customer relationships	67	33	34	9 years

Total intangible assets	$4,167	$1,421	$2,746

Goodwill (a)	$4,402		$4,402

Intangible assets as of March 31, 2010 were as follows:

	Asset	Accumulated Amortization	Net	Useful Life
Employment / non-compete agreements	$1,780	$7	$1,773	3 -5 years
Trade name, trade secrets, trademarks	1,060	6	1,054	1 -10 years
Backlog orders	759	0	759	1 year
Patents and developed technology	501	196	305	10 years
Customer relationships	67	29	38	9 years

Total intangible assets	$4,167	$238	$3,929

Goodwill (a)	$4,402		$4,402

(a)	See footnote 3 – Acquisition.

6. Warranty:

We generally provide a one year warranty period for all of our products. We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us. Our warranty provision represents management’s best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty. In September 2009, we increased the warranty reserve by $100 to cover potential claims arising from production problems at one of our foreign contract manufacturers. As of September 30, 2010, no claims have been filed against this additional reserve. A roll-forward of the activity in our warranty liability, included in accrued expenses, for the three months and six months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Beginning balance	$236	162	$237	164
Warranty expense	55	153	84	195
Warranty claims	(55)	(75)	(85)	(119)

Ending balance	$236	240	$236	240

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

As a result, effective for the quarter beginning on January 1, 2010 and continuing thereafter, the interest rate on the Replacement Note was reset at a rate equal to the LIBOR Market Interest Rate plus the applicable LIBOR Spread for such quarter. The Loan Agreement extends the maturity date of our Wachovia credit facility until September 30, 2011.

The Loan Agreement reduced our existing $6.0 million credit facility to $3.0 million. As of September 30 and March 31, 2010, we had no borrowings on this credit facility. The revolving line of credit can be used for acquisitions, working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid. Our Loan Agreement with Wachovia obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets, including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of Technology Research Corporation/Honduras, S.A. DE C.V, our wholly-owned subsidiary.

We have no off-balance sheet arrangements and no debt relationships other than noted above.

8. Income taxes:

Our effective income tax rate was 13.9% and 26.2% for the three months ended September 30, 2010 and 2009, respectively. For the six months ended September 30, 2010 and 2009, our effective income tax rate was 25.0% and 27.4%, respectively. The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our subsidiary in Honduras. The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras. The lower current period rate reflects a higher percentage of income earned in Honduras this year.

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

As of September 30, 2010, we have unrecognized tax benefits of $461, of which $19 is included in current income taxes payable and $442 is included in noncurrent income taxes payable. As of March 31, 2010, we had unrecognized tax benefits of $321, of which $18 was included in income taxes receivable and $303 was included in noncurrent income taxes payable. During the three months ended September 30, 2010 and 2009, we recorded $67 and $139, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $1 and $1 for the three months ended both September 30, 2010 and 2009. During the six month periods ended September 30, 2010 and 2009, we recorded $139 and $218, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amount to $1 for the six months ended both September 30, 2010 and 2009. Total accrued interest at September 30, 2010 and March 31, 2010 was $18 and $10, respectively, and was included in income taxes receivable. There are no accrued penalties. It is our policy to recognize interest and penalties in the provision for income taxes.

A reconciliation of unrecognized tax benefits is as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Beginning balance	$393	206	$321	127
Additions based on tax positions related to the current year	1	1	1	1
Additions for tax positions of prior years	67	139	139	218

Ending balance	$461	346	$461	346

We file U.S. Federal and Florida income tax returns. We have concluded an audit on all U.S. federal income tax matters through the fiscal 2008 year. Federal income tax returns for fiscal years 2009 and 2010 and state income tax returns for fiscal years 2006 through 2010 have not been audited.

9. Stock-Based Compensation:

For purposes of determining the variables used in the calculation of stock compensation expense under current accounting guidance, we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. We use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our Condensed Consolidated Statements of Income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.

Stock compensation expense of $128 and $123, respectively, was included in the Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and 2009. Stock compensation expense of $232 and $250, respectively, was included in the Condensed Consolidated Statements of Income for the six month periods ended September 30, 2010 and 2009.

Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended September 30, 2010 and 2009 was $27 and $2, respectively. Cash received from the exercise of stock options under all share-based payment arrangements for the six months ended September 30, 2010 and 2009 was $35 and $2, respectively. Currently, we expect to utilize available registered shares when share-based awards are issued.

Stock Option Plans

We have adopted stock plans that provide for the grant of equity based awards to employees and directors, including incentive stock options, non-qualified stock options and restricted stock awards (non-vested shares) of our common stock (the “Plans”). Employee stock options generally vest over a three year period and, until March 2008, director stock options vested over a two-year period. Beginning in March 2008 when directors were granted stock options for the fiscal 2009 year, our director options also vest over a three- year period. The exercise price of incentive stock options granted under the Plans will not be less than 100% of the fair market value of shares of common stock on the date of grant. For any participant owning stock representing more than 10% of the voting power of all classes of our stock, the exercise price will not be less than 110% of the fair market value of the shares of common stock on the date of grant. The term of stock options may not exceed ten years. Non-qualified stock options will be granted at the fair market value on the date of grant.

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

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting. The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either our employees or directors. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (non-vested shares) to either our employees or directors. A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan. A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 299,117 shares remain available for awards as of September 30, 2010.

The table below summarizes stock option activity in the Plans from April 1 through September 30, 2010:

	Shares available for grant	Options outstanding	Aggregate intrinsic value (in thousands)	Weighted average exercise price	Weighted average remaining contractual life
Balance as of March 31, 2010	376,885	910,118	$1,457	$4.39	6.94
Options granted	(83,300)	83,300	5	4.64	—
Options canceled	18,888	(18,888)	(43)	1.70	—
Options expired	1,800	(1,800)	—	12.34	—
Options exercised	—	(19,223)	(55)	1.83	—
Restricted stock grants	(19,600)	—	—	—
Restricted stock canceled	4,444	—	—	—

Balance as of September 30, 2010	299,117	953,507	$822	$4.50	6.69

Exercisable as of September 30, 2010		682,774	$463	$5.14	5.99

The weighted average grant date fair value of options granted during the six months ended September 30, 2010 was $2.43 per share. The total intrinsic value of options exercised during the six months ended September 30, 2010 was $55. There were no options granted or exercised during the six months ended September 30, 2009.

As of September 30, 2010, there was $308 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.9 years. The total fair value of stock options vested during the six months ended September 30, 2010 and 2009 was $145 and $166, respectively.

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

The assumptions used to value stock option grants for the three months and six months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Weighted-average expected dividend yield	1.86%	N/A	2.02%	N/A
Weighted-average risk free interest rate	2.02%	N/A	2.51%	N/A
Weighted-average expected volatility	61.41%	N/A	61.78%	N/A
Weighted-average expected life	7.26 years	N/A	7.22 years	N/A

We granted 81,999 shares of restricted stock awards (non-vested shares) in December 2008 at a grant date fair value of $1.70 per share and 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a grant date fair value of $1.90 per share. In June 2010, we granted 19,600 shares of restricted stock awards at a grant date fair value of $5.10 per share. The shares have a three-year vesting period. As of September 30, 2010, 83,146 shares of restricted stock are non-vested and remain outstanding.

As of September 30, 2010, there was $163 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.05 years. During the six month period ended September 30, 2010, 2,500 of the restricted shares that are issued and outstanding became vested.

The following table summarizes activity in our restricted shares during the period from April 1 through September 30, 2010:

	Shares	Weighted-average Grant-Date Fair Value
Non-vested balance at March 31, 2010	70,490	$1.75
Restricted stock granted	19,600	5.14
Restricted stock vested	(2,500)
Restricted stock forfeited	(4,444)

Non-vested balance as of September 30, 2010	83,146	$2.53

10. Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows.

11. New Accounting Standards

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. This accounting guidance did not have a significant impact on our consolidated financial statements.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-Q contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. Any forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. Such statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or the negative of such terms, or other comparable terminology. These statements are only predictions, and actual events as well as results may differ materially.

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

Revenue for the three months and six months ended September 30, 2010 decreased $0.4 million and increased $0.3 million, respectively, compared with the comparable periods of the prior year. Commercial revenue increased by $0.5 million for the three months and $1.4 million for the six months ended September 30, 2010 over the comparable periods of the prior year. Military revenue decreased by $1.0 million and $1.2 million for the three month and six month periods ended September 30, 2010 from the comparable periods of the prior year. The increase in commercial revenue was principally a result of recovery from the impact of the recession on several of our major markets last year. The decrease in military revenue for the three month and six month periods ended September 30, 2010 was primarily due to an accelerated delivery schedule from our largest customer in the prior year that has now returned to historical levels.

Gross profit decreased $0.6 million and $0.4 million for the three month and six month periods from the prior year comparable periods, respectively due to the decline in the favorable shift in the mix of military and commercial business. Operating expenses were up for the three month and six months periods ended September 30, 2010 compared with the comparable periods ended September 30, 2009 due to the inclusion of Patco’s expenses, amortization of expenses incurred for certain intangible assets acquired in the Patco acquisition and new product development expenses. Net income for the three month and six month periods ended September 30, 2010 decreased $0.9 million and $1.5 million, respectively, when compared to the comparable periods last year. Diluted earnings per share is $0.05 for the quarter and $0.13 for the six months ended September 30, 2010 compared with diluted earnings per share of $0.20 and $0.40, respectively, for the three month and six month periods ended September 30, 2009.

RESULTS OF OPERATIONS

Revenue for the second quarter ended September 30, 2010 and 2009 was $9.2 million and $9.6 million, respectively. Commercial revenue increased by $0.5 million while military revenue decreased by a net of $1.0 million, which consisted of a decrease of $2.3 million for existing customers, offset by $1.3 million of Patco revenue. The increase in commercial revenue was principally a result of the softening of the impact of the recession on several of our major markets. The decrease in military revenue was primarily due to an accelerated delivery schedule from our largest customer in the prior year that has now returned to historical levels. Revenue for the six-month period ended September 30, 2010 was $19.6 million compared to $19.3 million reported in the same period of the prior year, an increase of 1.5%. For the six month period ended September 30, 2010, commercial revenue increased $1.5 million while military revenue decreased $1.2 million.

Gross profit decreased $0.6 million, or 15.3%, to $3.3 million for the quarter ended September 30, 2010 as compared to the same period in the prior year as a result of reduced revenue as well as a less favorable mix of higher margin military business as compared to lower margin commercial business. Gross profit decreased $0.4 million or 5.0% to $7.6 million for the six months ended September 30, 2010 compared to the same period in the prior year, due primarily to a less favorable mix of higher margin military business as compared to lower margin commercial business.

Selling and marketing expense of $0.6 million, or 6.3% of revenue was unchanged for the quarter ended September 30, 2010, as compared to the prior year quarter. For the six month periods ended both September 30, 2010 and 2009, selling and marketing expense was $1.3 million. As a percentage of revenue, selling and marketing expense decreased to 6.4% from the 6.6% of revenue from the prior year period. Patco’s selling and marketing expenses for the three-month and six-month periods this year were insignificant.

General and administrative expense of $1.6 million, or 16.9% of revenue for the quarter ended September 30, 2010, increased from $1.0 million, or 10.3% of revenue as compared to the quarter ended September 30, 2009. The increase of $0.6 million in the quarter is primarily due to $0.5 million of amortization expense related to the Patco acquisition. The 6.3 percentage point increase in general and administrative expense as a percent of revenue for the three month period ended September 30, 2010, as compared to the three month period ended September 30, 2009, primarily results from the higher expenses compared to slightly higher revenue for the current period. For the six months ended September 30, 2010, general and administrative expense of $3.4 million, or 17.1% of revenue, was $1.4 million higher than the $2.0 million or 10.3% of revenue for the prior year. The increase is due primarily to $1.2 million of amortization expense related to the Patco acquisition.

Research and development expense was $0.8 million, or 8.9% of revenue, for the quarter ended September 30, 2010, an increase of $0.1 million from $0.7 million or 6.8% of revenue for the second quarter of fiscal 2009. The increase is mainly attributable to Patco’s engineering expenses of $0.1 million for the quarter. For the six months ended September 30, 2010, research and development expense was $1.7 million, or 8.9% of revenue, compared to 1.3 million, or 6.9% of revenue, for the same period last year. The increase is due to Patco’s engineering costs and to increased spending on product development this year.

Income tax expense was $0.1 million for the quarter ended September 30, 2010, compared with an expense of $0.4 million for the three months ended September 30, 2009. For the six months ended September 30, 2010, income tax expense was $0.3 million compared to $0.9 million for the same period last year. Income tax expense as a percentage of income before taxes was 13.9% and 25.0% for the quarter and six months ended September 30, 2010, as compared to 26.2% and 27.4% for the quarter and six months ended September 30, 2009. Our effective tax rate varies based primarily on the mix of income before income taxes derived from our subsidiary in Honduras, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes. At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes. Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter’s income tax expense. In accordance with current accounting guidance, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

Net income for the quarter ended September 30, 2010 was $0.3 million, compared to $1.2 million in the same quarter last year. The basic and diluted earnings per share was $0.05 for the quarter ended September 30, 2010, compared to a basic and diluted earnings per share of $0.20 for the same quarter last year. The net income for the six-month period ended September 30, 2010 was $0.9 million, compared to net income of $2.4 million for the same period in the prior year. The basic and diluted earnings per share was $0.14 and $0.13, respectively, for the six-month period ended September 30, 2010, compared to basic and diluted earnings per share of $0.41 and $0.40, respectively, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased from $8.2 million as of March 31, 2010 to $9.3 million as of September 30, 2010. Cash provided by operating activities was $1.7 million, cash used in investing activities was $0.5 million and cash used in financing activities was $0.2 million resulting in a total increase in cash of $1.1 million for the six-month period ended June 30, 2010.

Cash provided by operating activities primarily resulted from net income of $0.9 million, amortization expense related to the Patco acquisition of $1.2 million, depreciation expense of $0.5 million and stock compensation expense of $0.2 million, partially offset by a decrease in accounts payable of $0.5 million, in accrued expenses of $0.4 million and an increase in inventories of $0.2 million. Cash used in investing activities was due to purchase of property and equipment and cash used in financing activities was due to the payment of quarterly dividends.

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

The revolving line of credit can be used for acquisitions, working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2011, at which time all amounts borrowed must be repaid. The Loan Agreement obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of our Honduran subsidiary, which require us to maintain certain financial ratios. As of September 30, 2010 and March 31, 2010, we had no borrowings on our Wachovia credit facility.

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

Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of any accrual for tax contingencies, any foreign withholding taxes or any United States income taxes on undistributed earnings of the foreign subsidiary, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. It is management’s intention to reinvest future undistributed earnings of our foreign subsidiary and thereby indefinitely postpone their repatriation.

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

As of September 30, 2010, we have no long-term debt. If we borrow under our Wachovia credit facility, our borrowing costs will be affected by changes in interest rates. We also have exposure to changes in interest rates from investments in held-to-maturity securities. With our current level and term of investments, a 1% change in the market rate of interest would result in a change in interest income of approximately $100 on an annual basis.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this interim report on Form 10-Q, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), an evaluation of the effectiveness of our “disclosure controls and procedures” (as the term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

TECHNOLOGY RESEARCH CORPORATION

November 8, 2010	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2010	By: /s/ Robert D. Woltil
Robert D. Woltil
Chief Financial Officer
(Principal Financial and Accounting Officer)