Form 10-Q
period 2010-12-31
TECHNOLOGY RESEARCH CORP
filed 2011-02-10
CIK 741556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definitions of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $.51 par value, outstanding on December 31, 2010, was 6,640,484.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,662	8,216
Trade and other accounts receivable, net of allowance for doubtful accounts of $30 at December 31, 2010 and $38 at March 31, 2010	3,649	4,400
Income taxes receivable (note 8)	72	29
Inventories (notes 3 and 4)	7,915	7,315
Deferred income taxes (note 8)	378	729
Prepaid expenses and other current assets	304	299

Total current assets	20,980	20,988
Property, plant and equipment, net of accumulated depreciation of $11,176 at December 31, 2010 and $10,532 at March 31, 2010	3,211	3,123
Intangible assets, net of accumulated amortization of $1,660 at December 31, 2010 and $238 at March 31, 2010 (note 5)	3,230	3,929
Goodwill (note 5)	4,453	4,402
Other assets	33	33

Total assets	$31,907	32,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,618	1,423
Accrued expenses	920	1,720
Accrued dividends	135	134

Total current liabilities	2,673	3,277
Income taxes payable (note 8)	512	303
Deferred income taxes (note 8)	662	1,397
Patco earn-out (note 3)	738	738

Total liabilities	4,585	5,715

Stockholders’ equity (note 9):
Common stock $0.51 par value; 10,000,000 shares authorized, 6,671,834 shares issued and 6,640,484 shares outstanding at December 31, 2010 and 6,629,405 shares issued and 6,603,620 shares outstanding at March 31, 2010	3,403	3,379
Additional paid-in capital	12,967	12,570
Retained earnings	11,029	10,867
Common stock held in treasury at cost, 31,350 shares at December 31, 2010 and 25,785 shares at March 31, 2010	(77)	(56)

Total stockholders’ equity	27,322	26,760

Total liabilities and stockholders’ equity	$31,907	32,475

The accompanying notes are an integral part of the consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenue:
Commercial	$3,608	3,525	$12,100	10,569
Military	3,152	3,978	14,042	16,087
Royalty	184	85	411	258

Total revenue	6,944	7,588	26,553	26,914
Cost of sales	4,843	4,832	16,891	16,202

Gross profit	2,101	2,756	9,662	10,712

Operating expenses:
Selling and marketing	442	582	1,693	1,862
General and administrative	1,289	919	4,645	2,917
Research and development	738	565	2,484	1,896
Acquisition related transaction costs	90	—	90	—

Total operating expenses	2,559	2,066	8,912	6,675

(Loss) income from operations	(458)	690	750	4,037

Other income, net	—	—	1	5

(Loss) income before income taxes	(458)	690	751	4,042
Income tax (benefit) expense	(116)	208	186	1,128

Net (loss) income	$(342)	482	$565	2,914

(Loss) earnings per share - basic	$(0.05)	0.08	$0.09	0.49

(Loss) earnings per share - diluted	$(0.05)	0.08	$0.08	0.48

Shares outstanding - basic	6,625,913	5,896,728	6,610,528	5,892,903

Shares outstanding - diluted	6,625,913	6,022,855	6,833,035	5,975,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$565	2,914
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of interest on short-term investments	—	(8)
Bad debt recovery	(6)	—
Depreciation	776	732
Loss on disposal of property and equipment	6	143
Amortization of intangible assets	1,421	44
Stock compensation expense	349	368
Deferred income taxes	(384)	(201)
Changes in operating assets and liabilities:
Trade and other accounts receivable, net	757	647
Inventories, net	(330)	1,770
Prepaid expenses and other current assets	(5)	(30)
Trade accounts payable	195	74
Accrued expenses	(799)	81
Income taxes	166	341

Net cash provided by operating activities	2,711	6,875

Cash flows from investing activities:
Maturities of short-term investments	—	6,000
Purchase of short-term investments	—	(3,994)
Cash paid for acquisition of Shoreline Reels product line	(1,068)	—
Purchases of property and equipment	(845)	(381)

Net cash (used in) provided by investing activities	(1,913)	1,625

Cash flows from financing activities:
Proceeds from the exercise of stock options	38	2
Tax benefit of restricted stock vesting	34	38
Purchase of treasury stock	(21)	(16)
Cash dividends paid	(403)	(361)

Net cash used in financing activities	(352)	(337)

Net increase in cash and cash equivalents	446	8,163
Cash and cash equivalents at beginning of period	8,216	2,954

Cash and cash equivalents at end of period	$8,662	11,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

TECHNOLOGY RESEARCH CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

1. Basis of Presentation:

The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Technology Research Corporation (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2010. Operating results for the nine-month period ended December 31, 2010 are not necessarily an indication of the results that may be expected for the fiscal year ending March 31, 2011.

The information furnished reflects, in the opinion of our management, all adjustments necessary for a fair presentation of the financial results for the interim periods presented.

2. Earnings Per Share:

In accordance with the relevant accounting guidance for computing earnings per share, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. As of April 1, 2009, we implemented the accounting guidance which required us to treat unvested shares of restricted stock as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debt instruments. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a loss for the period.

The following tables summarize the components of basic and diluted earnings per share computations.

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Reconciliation of undistributed earnings:
Net (loss) income available to common shareholders	$(342)	482	$565	2,914
Less: dividends on common stock	133	119	399	357
Less: dividends on unvested participating securities	1	1	4	4

Undistributed (loss) earnings (1)	$(476)	362	$162	2,553

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Basic earnings per share computation:
Net (loss) income available to common shareholders	$(342)	482	$565	2,914
Less: dividend equivalents on unvested participating securities	1	1	4	4
Less: undistributed (loss) earnings allocated to unvested participating securities (1)	(6)	5	2	34

Undistributed (loss) earnings allocated to common shareholders	$(337)	476	$559	2,876
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	6,625,913	5,896,728	6,610,528	5,892,903
Basic (loss) earnings per common share	$(0.05)	0.08	$0.09	0.49

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Diluted earnings per common share computation: (1)
Net (loss) income available to common shareholders	$(342)	482	$565	2,914
Less: dividend equivalents on unvested participating securities	1	1	4	4
Less: undistributed (loss) earnings allocated to unvested participating securities	(6)	5	2	34

Undistributed (loss) earnings allocated to common shareholders	$(337)	476	$559	2,876
EPS Denominator:
Weighted average shares outstanding for basic earnings per share	6,625,913	5,896,728	6,610,528	5,892,903
Dilutive common shares issuable upon exercise of stock options (2)	—	77,644	189,900	41,254
Dilutive unvested common shares associated with restricted stock awards	—	48,483	32,607	41,055

Weighted average shares outstanding—diluted	6,625,913	6,022,855	6,833,035	5,975,212

Diluted (loss) earnings per common share	$(0.05)	0.08	$0.08	0.48

(1)	For the three and nine months ended December 31, 2010, 80,128 shares of restricted unvested stock are considered participating securities. For the three and nine months ended December 31, 2009, 78,825 shares of unvested outstanding shares restricted stock were considered participating securities. The undistributed earnings are allocated to both common shares and unvested participating securities in computing the earnings per share under the two-class method.
(2)	For both the three-month and nine-month periods ended December 31, 2010, options to purchase 474,177 and 332,200 shares of common stock and 73,561 and 43,350 shares of unvested restricted stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share. For the three-month and nine-month periods ended December 31, 2009, options to purchase 654,643 and 605,200 shares of common stock, respectively, were considered anti-dilutive for the purposes of calculating earnings per share.

3. Acquisition:

On November 19, 2010, we acquired the assets associated with the Shoreline Reels® product line owned by TDI Products, Inc. (“TDI”) in exchange for approximately $1.1 million in cash. TDI develops, produces, assembles, promotes, and sells manual and motorized cord and hose reels, marked under the Shoreline Reels trademark, for recreational vehicles, boats, and other industrial applications. We incurred approximately $0.1 million of transaction costs recorded in the three months ended December 31, 2010, consisting primarily of broker’s commissions and professional fees associated with the acquisition.

The allocation of the purchase price is based upon estimates of the assets and liabilities acquired in accordance with the relevant accounting guidance. The acquisition of the Shoreline Reels® product line will help expand our product portfolio in support of our specialty vehicle strategy. The expected long-term growth, market position and expected synergies to be generated by the Shoreline Reels® product line are the primary factors which gave rise to an acquisition price which resulted in the recognition of goodwill.

Cash		$1,068

Total purchase price		$1,068

The allocation of the aggregate purchase price of this acquisition is as follows:
Goodwill		$51
Identifiable intangible assets		722
Net assets acquired:
Inventory	270
Fixed assets	25

Net assets acquired		295

		$1,068

Identifiable intangible assets principally include employment agreements, customer relationships, and developed technologies (see Note 5).

On March 31, 2010, we completed an acquisition of all of the common stock of Patco Electronics, Inc. (“Patco”), in exchange for $5.0 million in cash, 674,950 shares of our common stock and contingent cash payments if certain revenue targets are met for either or both of the two years after the closing of the transaction. Included in the purchase price of the Patco acquisition is $0.7 million, the present value of the contingent cash payments that could be paid as additional earn-out payments based upon our best estimate of Patco’s future sales of its battery products. Patco designs and manufactures battery management tools for secondary or re-chargeable batteries in several battery chemistries, including lead acid and lithium ion. Patco’s product solutions support customers in military, commercial and industrial sectors. Additionally, we incurred approximately $0.5 million of transaction costs, recorded in the year ended March 31, 2010, consisting primarily of broker’s commissions and professional service fees associated with the Patco acquisition.

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

Cash		$5,000
Common stock – 674,950 shares valued at the $4.82 closing price on March 31, 2010 (discounted)		2,426
Present value of contingent consideration		738

Total purchase price		$8,164

The allocation of the aggregate purchase price of this acquisition is as follows:
Goodwill		$4,402
Identifiable intangible assets		3,584
Net assets acquired:
Cash	207
Accounts receivable	275
Inventory	1,048
Fixed assets	506
Other assets	27
Liabilities assumed	(396)
Deferred tax liabilities on Patco basis differences	(1,489)

Net assets acquired		178

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

	Three months ended December 31,		Nine months ended December 31,
(unaudited)	2010	2009	2010	2009
Total revenue	$6,944	$8,944	$26,553	$31,370
Net income	(342)	425	565	3,232
Earnings per share
Basic	$(0.05)	0.06	$0.09	0.49
Diluted	(0.05)	0.06	0.08	0.49
Weighted average common shares outstanding
Basic	6,625,913	6,571,678	6,610,528	6,567,853
Diluted	6,625,913	6,697,805	6,833,035	6,650,162

4. Inventories:

Inventories consist of the following:

	December 31, 2010	March 31, 2010
Raw materials	$6,119	4,871
Work-in-process	230	336
Finished goods	1,566	2,108

Total	$7,915	7,315

5. Intangible Assets

Intangible assets as of December 31, 2010 are as follows:

	Asset	Accumulated Amortization	Net	Useful Life
Employment / non-compete agreements	$1,911	$473	$1,438	1 -5 years
Trade name, trade secrets, trademarks	1,120	154	966	1 -10 years
Backlog orders	759	759	—	1 year
Patents and developed technology	842	237	605	10 years
Customer relationships	258	37	221	9 years

Total intangible assets	$4,890	$1,660	$3,230

Goodwill (a)	$4,453		$4,453

Intangible assets as of March 31, 2010 were as follows:

	Asset	Accumulated Amortization	Net	Useful Life
Employment / non-compete agreements	$1,780	$7	$1,773	3 -5 years
Trade name, trade secrets, trademarks	1,060	6	1,054	1 -10 years
Backlog orders	759	0	759	1 year
Patents and developed technology	501	196	305	10 years
Customer relationships	67	29	38	9 years

Total intangible assets	$4,167	$238	$3,929

Goodwill (a)	$4,402		$4,402

(a)	See footnote 3 – Acquisition.

6. Warranty:

We generally provide a one year warranty period for all of our products. We also provide coverage on certain of our surge products for “downstream” damage of products not manufactured by us. Our warranty provision represents management’s best estimate of probable liabilities, calculated as a function of sales volume and historical repair experience for each product under warranty. In September 2009, we increased the warranty reserve by $0.1 million to cover potential claims arising from production problems at one of our foreign contract manufacturers. As of December 31, 2010, no claims have been filed against this additional reserve. A roll-forward of the activity in our warranty liability, included in accrued expenses, for the three months and nine months ended December 31, 2010 and 2009 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Beginning balance	$236	240	$237	164
Warranty expense	38	37	120	232
Warranty claims	(29)	(38)	(112)	(157)

Ending balance	$245	239	$245	239

7. Debt:

Effective October 25, 2010, we entered into the Second Amendment to Amended and Restated Loan Agreement (the “Loan Agreement”) and Promissory Note dated that same date (the “Replacement Note”) with Wells Fargo Bank, N.A. (“Wells Fargo”), our current institutional lender. The Replacement Note provides for an interest rate on our line of credit equal to the 30-day London Interbank Offering Rate (“LIBOR”) Market Index Rate plus a spread to be reset quarterly as follows:

If Funded Debt/EBITDA Ratio is:	The LIBOR Spread (basis points) will be:
< 1.50:1.00	210
≥ 1.50:1.00 < 2.00:1.00	240
≥ 2.00:1.00	270

The Loan Agreement extends the maturity date of our Wells Fargo credit facility until September 30, 2012.

The Loan Agreement is for a credit facility of $3.0 million. As of December 31 and March 31, 2010, we had no borrowings on this credit facility. The revolving line of credit can be used for acquisitions, working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2012, at which time all amounts borrowed must be repaid. Our Loan Agreement with Wells Fargo obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets, including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of Technology Research Corporation/Honduras, S.A. DE C.V, our wholly-owned subsidiary.

We have no off-balance sheet arrangements and no debt relationships other than noted above.

8. Income taxes:

Our effective income tax rate was 25.3% and 30.1% for the three months ended December 31, 2010 and 2009, respectively. For the nine months ended December 31, 2010 and 2009, our effective income tax rate was 24.8% and 27.9%, respectively. The effective income tax rate is based on the estimated income for the year and the composition of this income from the U.S. and from our subsidiary in Honduras. The income tax rate on income earned from Honduras is zero due to a tax holiday and, therefore, the effective rate is lower than the U.S. statutory rate due to the mix of income earned in the U.S. versus income earned in Honduras. The lower current period rate reflects a higher percentage of income earned in Honduras this year.

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

As of December 31, 2010, we have unrecognized tax benefits of $531, of which $19 is included in current income taxes payable and $512 is included in noncurrent income taxes payable. As of March 31, 2010, we had unrecognized tax benefits of $321, of which $18 was included in income taxes receivable and $303 was included in noncurrent income taxes payable. During the three months ended December 31, 2010 and 2009, we recorded $70 and $87, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amounted to $0 and $1 for the three months ended both December 31, 2010 and 2009. During the nine month periods ended December 31, 2010 and 2009, we recorded $209 and $307, respectively, of unrecognized tax benefits primarily related to transfer pricing. Interest expense related to uncertain tax positions amount to $1 and $2 for the nine months ended both December 31, 2010 and 2009, respectively. Total accrued interest at December 31, 2010 and March 31, 2010 was $22 and $10, respectively, and was included in income taxes receivable. There are no accrued penalties. It is our policy to recognize interest and penalties in the provision for income taxes.

A reconciliation of unrecognized tax benefits is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Beginning balance	$461	346	$321	127
Additions based on tax positions related to the current year	—	—	1	—
Additions for tax positions of prior years	70	88	209	307

Ending balance	$531	434	$531	434

We file U.S. Federal and Florida income tax returns. We have concluded an audit on all U.S. federal income tax matters through fiscal year 2008. Federal income tax returns for fiscal years 2009 and 2010 and state income tax returns for fiscal years 2006 through 2010 have not been audited.

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

Stock compensation expense of $118 was included in the Condensed Consolidated Statements of Income for the three months ended December 31, 2010 and 2009. Stock compensation expense of $349 and $368, respectively, was included in the Condensed Consolidated Statements of Income for the nine month periods ended December 31, 2010 and 2009.

Cash received from the exercise of stock options under all share-based payment arrangements for the three months ended December 31, 2010 and 2009 was $3 and $0, respectively. Cash received from the exercise of stock options under all share-based payment arrangements for the nine months ended December 31, 2010 and 2009 was $38 and $0, respectively. Currently, we expect to utilize available registered shares when share-based awards are issued.

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

On June 24, 2008, our Board of Directors approved the Amended and Restated 2000 Long Term Incentive Plan and it was approved by our stockholders on August 27, 2008 at our annual meeting. The Amended and Restated 2000 Long Term Incentive Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and non-qualified stock options to either our employees or directors. The Amended and Restated 2000 Long Term Incentive Plan also allows for the grant of restricted stock awards (non-vested shares) to either our employees or directors. A total of 500,000 additional shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan. A total of 1.6 million shares of our common stock have been reserved for issuance under the Amended and Restated 2000 Long Term Incentive Plan, of which 293,500 shares remain available for awards as of December 31, 2010.

The table below summarizes stock option activity in the Plans from April 1 through December 31, 2010:

	Shares available for grant	Options outstanding	Aggregate intrinsic value (in thousands)	Weighted average exercise price	Weighted average remaining contractual life
Balance as of March 31, 2010	376,885	910,118	$1,457	$4.39	6.94
Options granted	(130,800)	130,800	—	4.73	—
Options canceled	28,887	(28,887)	(56)	1.89	—
Options expired	54,101	(54,101)	(17)	6.40	—
Options exercised	—	(20,779)	(58)	1.82	—
Restricted stock grants	(43,350)	—	—	—
Restricted stock canceled	7,777	—	—	—

Balance as of December 31, 2010	293,500	937,151	$679	$4.46	6.65

Exercisable as of December 31, 2010		680,797	$471	$4.83	5.94

The weighted average grant date fair value of options granted during the nine months ended December 31, 2010 was $2.35 per share. The total intrinsic value of options exercised during the nine months ended December 31, 2010 was $58. There were no options granted or exercised during the nine months ended December 31, 2009.

As of December 31, 2010, there was $334 of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.06 years. The total fair value of stock options vested during the nine months ended December 31, 2010 and 2009 was $201 and $247, respectively.

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

The assumptions used to value stock option grants for the three months and nine months ended December 31, 2010 and 2009 are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Weighted-average expected dividend yield	N/A	N/A	1.98%	N/A
Weighted-average risk free interest rate	N/A	N/A	2.37%	N/A
Weighted-average expected volatility	N/A	N/A	60.46%	N/A
Weighted-average expected life	N/A	N/A	6.58 years	N/A

We granted 81,999 shares of restricted stock awards (non-vested shares) in December 2008 at a grant date fair value of $1.70 per share and 25,000 shares of restricted stock awards (non-vested shares) in February 2009 at a grant date fair value of $1.90 per share. In June 2010, we granted 19,600 shares of restricted stock awards (non-vested shares) at a grant date fair value of $5.10 per share. In August 2010, we granted 23,750 shares of restricted stock awards (non-vested shares) at a grant date fair value of $4.87 per share. The shares have a three-year vesting period. As of December 31, 2010, 80,128 shares of restricted stock are non-vested and remain outstanding.

As of December 31, 2010, there was $241 of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.16 years. During the nine month period ended December 31, 2010, 25,935 of the restricted shares that are issued and outstanding became vested.

The following table summarizes activity in our restricted shares during the period from April 1 through December 31, 2010:

	Shares	Weighted-average Grant-Date Fair Value
Non-vested balance at March 31, 2010	70,490	$1.75
Restricted stock granted	43,350	4.99
Restricted stock vested	(25,935)
Restricted stock forfeited	(7,777)

Non-vested balance as of December 31, 2010	80,128	$3.51

10. Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, result of operations or cash flows.

11. New Accounting Standards

In December 2010, the FASB issued updated accounting guidance for business combinations that specifies the disclosure method and supplemental pro forma disclosure required in business combinations. The amended guidance will be effective for business combinations for which the acquisition date is on or after April 1, 2011.

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

The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R & D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R & D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the SEC, such as our last filed Annual Report on Form 10-K for the fiscal year ended March 31, 2010, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

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

On March 31, 2010, we completed an acquisition of all of the common stock of Patco, a Titusville, Florida based company. Patco designs and manufactures battery management tools for secondary or re-chargeable batteries in several battery chemistries, including lead acid and lithium ion. Patco’s product solutions support customers in military, commercial and industrial sectors. The acquisition of Patco greatly enhances our ability to convert AC power into DC current that optimizes the life of the batteries being charged, thereby enabling us to take advantage of one of the four technologies identified in our strategic plan to drive business growth. For its calendar year ended December 31, 2009, Patco revenue was approximately $6 million and its net income was approximately $1.7 million.

On November 19, 2010, we acquired the assets associated with the Shoreline Reels® product line owned by TDI, an Atlantic Beach, Florida based company. TDI develops, produces, assembles, promotes, and sells manual and motorized cord and hose reels, marketed under the Shoreline Reels trademark, for recreational vehicles, boats, and other industrial applications. We added the Shoreline Reels® product line to our product portfolio in support of our specialty vehicle strategy.

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

Revenue for the three months and nine months ended December 31, 2010 decreased $0.6 million and decreased $0.4 million, respectively, compared with the comparable periods of the prior year. Commercial revenue changed minimally for the three months and increased $1.5 million for the nine months ended December 31, 2010 over the comparable periods of the prior year. Military revenue decreased by $0.8 million and $2.1 million for the three month and nine month periods ended December 31, 2010 from the comparable periods of the prior year. The increase in commercial revenue was principally a result of recovery from the impact of the recession on several of our major markets last year. The decrease in military revenue for the three month and nine month periods ended December 31, 2010 was primarily due to an accelerated delivery schedule from our largest customer in the prior year that has now returned to historical levels.

Gross profit decreased $0.7 million and $1.1 million for the three month and nine month periods from the prior year comparable periods, respectively due to the decline in the favorable shift in the mix of military and commercial business. Operating expenses were up for the three month and nine months periods ended December 31, 2010 compared with the comparable periods ended December 31, 2009 due to the inclusion of Patco’s expenses, amortization of expenses incurred for certain intangible assets acquired in the Patco and Shoreline Reels® product line acquisitions, and new product development expenses. Net income for the three month and nine month periods ended December 31, 2010 decreased $0.8 million and $2.4 million, respectively, when compared to the comparable periods last year. Diluted (loss) earnings per share is ($0.05) for the quarter and $0.08 for the nine months ended December 31, 2010 compared with diluted earnings per share of $0.08 and $0.48, respectively, for the three month and nine month periods ended December 31, 2009.

RESULTS OF OPERATIONS

Revenue for the third quarter ended December 31, 2010 and 2009 was $6.9 million and $7.6 million, respectively. Commercial revenue remained relatively the same, while military revenue decreased by a net of $0.7 million, which consisted of a decrease of $0.9 million for existing customers, offset by $0.2 million of Patco revenue. The decrease in military revenue was primarily due to an accelerated delivery schedule from our largest customer in the prior year that has now returned to historical levels. Revenue for the nine-month period ended December 31, 2010 was $26.6 million compared to $26.9 million reported in the same period of the prior year, a decrease of 1.3%. For the nine month period ended December 31, 2010, commercial revenue increased $1.5 million while military revenue decreased $2.0 million.

Gross profit decreased $0.7 million, or 24.0%, to $2.1 million for the quarter ended December 31, 2010 as compared to the same period in the prior year as a result of reduced revenue as well as a less favorable mix of higher margin military business as compared to lower margin commercial business. Gross profit decreased $1.1 million or 9.8% to $9.7 million for the nine months ended December 31, 2010 compared to the same period in the prior year, due primarily to a less favorable mix of higher margin military business as compared to lower margin commercial business.

Selling and marketing expense decreased 24.1% to $0.4 million, or 6.4% of revenue, for the quarter ended December, 2010, as compared to the prior year quarter. For the nine month period ended December 31, 2010, selling and marketing expense decreased 9.1% to $1.7 million, compared to the same period in the prior year. As a percentage of revenue, selling and marketing expense decreased to 6.4% from the 6.9% of revenue from the prior year period. Patco’s selling and marketing expenses for the three-month and nine-month periods this year were insignificant.

General and administrative expense of $1.3 million, or 18.6% of revenue for the quarter ended December 31, 2010, increased from $0.9 million, or 12.1% of revenue as compared to the quarter ended December 31, 2009. The increase of $0.4 million in the quarter is primarily due to $0.2 million of amortization expense related to the Patco acquisition and $0.1 million of Patco administrative costs. The 6.5 percentage point increase in general and administrative expense as a percent of revenue for the three month period ended December 31, 2010, as compared to the three month period ended December 31, 2009, primarily results from the higher expenses compared to lower revenue for the current period. For the nine months ended December 31, 2010, general and administrative expense of $4.6 million, or 17.5% of revenue, was $1.7 million higher than the $2.9 million or 10.8% of revenue for the prior year. The increase is due primarily to $1.4 million of amortization expense related to the acquisitions.

Research and development expense was $0.7 million, or 10.6% of revenue, for the quarter ended December 31, 2010, an increase of $0.1 million from $0.6 million or 7.4% of revenue for the third quarter of fiscal 2009. The increase is mainly attributable to Patco’s engineering expenses of $0.1 million for the quarter. For the nine months ended December 31, 2010, research and development expense was $2.5 million, or 9.4% of revenue, compared to 1.9 million, or 7.0% of revenue, for the same period last year. The increase is due to Patco’s engineering costs and to increased spending on product development this year.

Acquisition related transaction costs of $0.1 million, or 1.3% of revenue for the quarter ended December 31, 2010 relates to the Shoreline Reels® product line acquisition and includes investment banker’s fees, legal and accounting costs. For the nine months ended December 31, 2010, these costs represent 0.3% of revenue.

Income tax benefit was $0.1 million for the quarter ended December 31, 2010, compared with an expense of $0.2 million for the three months ended December 31, 2009. For the nine months ended December 31, 2010, income tax expense was $0.2 million compared to $1.1 million for the same period last year. Income tax expense as a percentage of income before taxes was 25.3% and 24.8% for the quarter and nine months ended December 31, 2010, as compared to 30.1% and 27.9% for the quarter and nine months ended December 31, 2009. Our effective tax rate varies based primarily on the mix of income before income taxes derived from our subsidiary in Honduras, which is not subject to income taxes, and the balance of income before income taxes, which is subject to U.S. income taxes. At each reporting period, we make our best estimate of the effective tax rate expected for the full fiscal year and apply that rate to the current year-to-date income before income taxes. Any difference between the current and preceding estimated effective tax rate expected for the full fiscal year is reflected as an adjustment in the current quarter’s income tax expense. In accordance with current accounting guidance, we do not record deferred income taxes on the foreign undistributed earnings of an investment in a foreign subsidiary that is essentially permanent in duration. If circumstances change, and it becomes apparent that some or all of the undistributed earnings of our subsidiary will be remitted in the foreseeable future, but U.S. income taxes have not been recognized, we will record as an expense of the current period the U.S. income taxes attributed to that remittance.

Net loss for the quarter ended December 31, 2010 was $0.3 million, compared to net income of $0.5 million in the same quarter last year. The basic and diluted loss per share was ($0.05) for the quarter ended December 31, 2010, compared to a basic and diluted earnings per share of $0.08 for the same quarter last year. The net income for the nine-month period ended December 31, 2010 was $0.6 million, compared to net income of $2.9 million for the same period in the prior year. The basic and diluted earnings per share was $0.08 for the nine-month period ended December 31, 2010, compared to basic and diluted earnings per share of $0.49 and $0.48, respectively, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased from $8.2 million as of March 31, 2010 to $8.7 million as of December 31, 2010. Cash provided by operating activities was $2.7 million, cash used in investing activities was $1.9 million, and cash used in financing activities was $0.4 million resulting in a total increase in cash of $0.4 million for the nine-month period ended December 31, 2010.

Cash provided by operating activities primarily resulted from net income of $0.6 million, amortization expense of $1.4 million related primarily to the Patco acquisition, depreciation expense of $0.8 million, a decrease in accounts receivable of $0.8 million, and stock compensation expense of $0.3 million, partially offset by a decrease in accrued expenses of $0.8 million, and an increase in inventories of $0.3 million. Cash used in investing activities was due to purchase of property and equipment and the purchase of assets related to the Shoreline Reels® acquisition. Cash used in financing activities was due to the payment of quarterly dividends.

Effective October 25, 2010, we amended the Loan Agreement and Replacement Note with Wells Fargo, our current institutional lender. The Replacement Note provides for an interest rate equal to the 30-day LIBOR Market Index Rate plus a spread to be reset quarterly as follows:

If Funded Debt/EBITDA Ratio is:	The LIBOR Spread (basis points) will be:

< 1.50:1.00	210
≥ 1.50:1.00 < 2.00:1.00	240
≥ 2.00:1.00	270

The revolving line of credit can be used for acquisitions, working capital and general corporate purposes. Revolving loans may be borrowed, repaid and re-borrowed until September 30, 2012, at which time all amounts borrowed must be repaid. The Loan Agreement obligates us to pay a customary unused facility fee for a credit facility of this size. The revolving loans under the Loan Agreement are secured by a continuing security interest in most of our key assets including accounts and notes receivable, inventory, investments, demand deposit accounts maintained with our lender and 65% of the voting stock of our Honduran subsidiary, which require us to maintain certain financial ratios. As of December 31, 2010 and March 31, 2010, we had no borrowings on our Wachovia credit facility.

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

As of December 31, 2010, we have no long-term debt. If we borrow under our Wells Fargo credit facility, our borrowing costs will be affected by changes in interest rates. As of December 31, 2010, we have no investments in held-to-maturity securities. We make such investments, we may have exposure to changes in interest rates from investments in held-to-maturity securities.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual Report on Form 10-K for the fiscal year ended March 31, 2010. Subject to the disclosures set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

We adopted a rights plan that could make it more difficult for a third party to acquire us.

In January 2011, our Board of Directors adopted a shareholder rights plan to better assure that we have time to evaluate and respond to a disclosed expression of interest. The plan could discourage, delay, or prevent a hostile third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us, even if our shareholders might receive a premium for their shares over then-current market prices.

The recent unsolicited expression of interest might create costs and distractions.

We previously disclosed our receipt of an unsolicited expression of interest. We continue to disclaim any duty to update with respect to developments involving this expression of interest. Review and consideration of this expression of interest might create costs and distractions for our management team and employees. There is no assurance that a transaction will occur, and if so, at any particular price.

Our stock price has fluctuated and might continue to be volatile.

During the nine month period ended December 31, 2010, the closing sale price of our common stock on the NASDAQ Stock Market System ranged from $3.42 to $5.44. The closing price of our common stock on January 31, 2011 was $5.29. The future trading price of our common stock might continue to be volatile, in part because of the disclosed expression of interest and subsequent developments. If no transaction occurs, our stock price could be adversely affected.

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

TECHNOLOGY RESEARCH CORPORATION

February 9, 2011	By: /s/ Owen Farren
Owen Farren
President and Chief Executive Officer
(Principal Executive Officer)

February 9, 2011	By: /s/ Robert D. Woltil
Robert D. Woltil
Chief Financial Officer
(Principal Financial and Accounting Officer)